Form 10-Q
period 2018-03-31
MANITOWOC CO INC
filed 2018-05-08
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to

Commission File Number

1-11978

The Manitowoc Company, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0448110
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

11270 West Park Place Suite 1000,
Milwaukee, Wisconsin	53224
(Address of principal executive offices)	(Zip Code)

(414) 760-4600

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of March 31, 2018, the most recent practicable date, was 35,519,082.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2018 and 2017

(Unaudited)

($ in millions, except per-share and average shares data)

	Three Months Ended March 31,
	2018	2017
Net sales	$386.1	$305.8
Cost of sales	317.7	253.9
Gross profit	68.4	51.9
Operating costs and expenses:
Engineering, selling and administrative expenses	60.4	61.4
Amortization of intangible assets	0.1	0.4
Restructuring expense	6.2	11.7
Other operating (income) expense - net	—	0.2
Total operating costs and expenses	66.7	73.7
Operating income (loss)	1.7	(21.8)
Other income (expense):
Interest expense	(10.0)	(10.1)
Amortization of deferred financing fees	(0.5)	(0.5)
Other income (expense) - net	2.7	(2.1)
Total other expense	(7.8)	(12.7)
Income (loss) before taxes	(6.1)	(34.5)
Provision for taxes on income	3.9	1.5
Net income (loss)	$(10.0)	$(36.0)

Per Share Data
Basic income (loss) per common share	$(0.28)	$(1.03)

Diluted income (loss) per common share	$(0.28)	$(1.03)

Weighted average shares outstanding - basic	35,367,340	35,020,428
Weighted average shares outstanding - diluted	35,367,340	35,020,428

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2018 and 2017

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(10.0)	$(36.0)
Other comprehensive income (loss), net of tax
Unrealized income on derivatives, net of income tax provision of $0.0 and $0.0, respectively	—	0.5
Employee pension and postretirement benefits, net of income tax provision of $0.1 and $0.4, respectively	0.7	0.6
Foreign currency translation adjustments	11.4	10.1
Total other comprehensive income, net of tax	12.1	11.2
Comprehensive income (loss)	$2.1	$(24.8)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2018 and December 31, 2017

(Unaudited)

($ in millions, except share data)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$99.4	$123.0
Accounts receivable, less allowances of $10.6 and $10.9, respectively	168.6	179.2
Inventories — net	471.5	400.6
Notes receivable — net	28.9	31.1
Other current assets	49.6	56.5
Total current assets	818.0	790.4

Property, plant and equipment — net	306.1	303.7
Goodwill	323.9	321.3
Other intangible assets — net	123.7	122.1
Other long-term assets	72.2	70.3
Total assets	$1,643.9	$1,607.8
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$403.1	$375.8
Short-term borrowings and current portion of long-term debt	7.6	8.2
Product warranties	36.8	35.5
Customer advances	14.4	12.7
Product liabilities	22.4	20.8
Total current liabilities	484.3	453.0
Non-Current Liabilities:
Long-term debt	266.1	266.7
Deferred income taxes	15.0	13.0
Pension obligations	88.0	88.9
Postretirement health and other benefit obligations	25.1	25.5
Long-term deferred revenue	22.1	20.8
Other non-current liabilities	60.0	62.4
Total non-current liabilities	476.3	477.3
Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock (authorized 3,500,000 shares of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,519,082 and 35,273,864 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	578.0	576.6
Accumulated other comprehensive loss	(85.3)	(97.4)
Retained earnings	246.7	256.7
Treasury stock, at cost (5,274,901 and 5,520,119 shares, respectively)	(57.5)	(59.8)
Total stockholders' equity	683.3	677.5
Total liabilities and stockholders' equity	$1,643.9	$1,607.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and 2017

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2018	2017
Cash Flows from Operations:
Net loss	$(10.0)	$(36.0)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	9.1	10.6
Amortization of intangible assets	0.1	0.4
Amortization of deferred financing fees	0.5	0.5
(Gain) loss on sale of property, plant and equipment	(1.3)	(0.8)
Other	3.0	7.5
Changes in operating assets and liabilities, excluding effects of business divestitures:
Accounts receivable	(135.4)	(78.6)
Inventories	(71.5)	(33.3)
Notes receivable	4.1	5.7
Other assets	8.8	0.7
Accounts payable	46.6	37.2
Accrued expenses and other liabilities	(27.0)	(23.2)
Net cash used for operating activities	(173.0)	(109.3)

Cash Flows from Investing:
Capital expenditures	(6.4)	(3.8)
Proceeds from sale of fixed assets	6.3	1.7
Cash receipts on sold accounts receivable	148.6	76.8
Net cash provided by investing activities	148.5	74.7

Cash Flows from Financing:
Payments on long-term debt	(2.1)	(3.3)
Proceeds from long-term debt	—	2.0
Payments on notes financing - net	—	(2.2)
Exercises of stock options	1.3	2.7
Net cash used for financing activities	(0.8)	(0.8)

Effect of exchange rate changes on cash	1.7	0.6

Net decrease in cash, cash equivalents, and restricted cash	(23.6)	(34.8)
Cash, cash equivalents and restricted cash at beginning of period	123.0	73.9
Cash, cash equivalents and restricted cash at end of period	$99.4	$39.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2018 and 2017

1.  Accounting Policies and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc,” “MTW” or the “Company”) is a leading provider of engineered lifting equipment for the global construction industry, including lattice-boom cranes, tower cranes, mobile telescopic cranes and boom trucks. The Company has three reportable segments, the Americas segment, Europe and Africa (“EURAF”) segment and Middle East and Asia Pacific (“MEAP”) segment. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Note 13, “Segments” for additional information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2018 and 2017, the cash flows for the same three-month periods and the financial position at March 31, 2018 and December 31, 2017, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2017. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Effective after the market closed on November 17, 2017, the Company completed a 1-for-4 reverse stock split. The share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect that reverse stock split.

Cash, cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets includes $4.4 million and $3.8 million of restricted cash as of March 31, 2018 and December 31, 2017, respectively.

Certain prior period amounts have been reclassified to conform to the current period presentation. All dollar amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes, unless otherwise indicated.

During the first quarter of 2018, the Company identified an adjustment to the Consolidated Balance Sheet as of December 31, 2017. The adjustment related to other current assets and property, plant and equipment – net, whereby the Company had overstated other current assets and understated property, plant and equipment – net by approximately $8.8 million. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standard Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections” and ASC Topic 250-10-S99-1, “Assessing Materiality.” The Company determined that this error was not material to the Company’s prior period consolidated financial statements and therefore, amending the previously filed report was not required.

2. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The majority of the Company’s sales revenue continues to be recognized when products are shipped from the Company’s manufacturing facilities. Additional information related to the Company’s “Performance Obligations” are listed below.

As a result of the adoption of Topic 606, no cumulative catch up adjustment to retained earnings was recorded as of January 1, 2018.

Significant Accounting Policy

Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied; generally this occurs with the transfer of control of the Company’s cranes, or parts, or completion of performance of services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company recognizes revenue for extended warranties beyond the base warranties over the life of the contract.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and are collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are categorized as a fulfillment cost and are included in cost of sales on the income statement.

Performance Obligations

The following is a description of principle activities from which the Company generates revenue. Disaggregation of the Company’s revenue sources are disclosed in Note 13, “Segments.”

Crane Revenue

Crane revenue is primarily generated through the sale of new and used cranes. Contracts with customers are generally in the form of a purchase order. Based on the nature of the Company’s contracts, the Company does not have any significant financing terms. Contracts may have variable consideration in the form of early pay discounts or rebates. Revenue is earned under these contracts when control is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier or acceptance through an independent inspection company that acts as an agent of the customer.

From time to time, the Company enters into agreements where the customer has the right to exercise an option for the repurchase of a crane by the Company at an agreed upon price. The Company evaluates each agreement at the inception of the order to determine if the customer has a significant economic incentive to exercise that right. If it is determined that the customer has a significant economic incentive to exercise that right, the agreement is accounted for as a lease in accordance with Topic 840. If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the asset is transferred to the customer.

Given the nature of the Company’s products, from time to time, the customer may request that the product be held until a location is identified for crane delivery. Under these bill and hold arrangements, revenue is recognized when all of the following criteria are met: 1) the reason for the bill-and-hold arrangement is substantive, 2) the product is separately identified as belonging to the customer, 3) the product is ready for transfer to the customer, and 4) the Company does not have the ability to use the product or direct it to another customer.

Aftermarket Part Sales

Aftermarket part sales are generated through the sale of new and used parts to end customers and distributors. Aftermarket parts revenue is recognized when control of the asset is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier. Customers generally have a right of return which the Company estimates using historical information. The amount of estimated returns is deducted from revenue.

Other Revenues

The Company’s other revenues consist primarily of revenues from:

•	Repair and field service work; and
•	Trainings and technical publications.

As it relates to the Company’s other revenues, the Company’s performance obligations generally relate to performing specific agreed upon services. Revenue is earned upon the completion of those services.

Customer Advances

The Company records deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The table below shows the change in the customer advances balance for the three months ended March 31, 2018 ($ in millions).

	Customer Advances Balance as of January 1, 2018	Cash Received in Advance of Satisfying Performance Obligation	Revenue Recognized	Customer Advances Balance as of March 31, 2018
Total	$12.7	$26.3	$24.6	$14.4

Practical Expedients and Exemptions

The Company expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

3.  Inventories

The components of inventories as of March 31, 2018 and December 31, 2017 are summarized as follows:

($ in millions)	March 31, 2018	December 31, 2017
Raw materials	$144.6	$122.0
Work-in-process	136.6	98.8
Finished goods	241.4	227.7
Total inventories	522.6	448.5
Excess and obsolete inventory reserve	(51.1)	(47.9)
Inventories — net	$471.5	$400.6

4.  Notes Receivable

Notes receivable balances as of March 31, 2018 and December 31, 2017, consisted primarily of amounts due to the Company's captive finance company in China and the remaining balance on the note from the 2014 sale of Manitowoc Dong Yue. During 2017, the Company renegotiated the terms of the note with Manitowoc Dong Yue to provide extended payment terms. As a result of the renegotiation, the entire balance of the Manitowoc Dong Yue note is included in long-term notes receivable in the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. As of March 31, 2018, the Company had current and long-term notes receivable in the amount of $28.9 million and $27.3 million, respectively. As of December 31, 2017, the Company had current and long-term notes receivable in the amount of $31.1 million and $27.4 million, respectively.  Long-term notes receivable are included within other long-term assets on the Condensed Consolidated Balance Sheet.

5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2017 and the three months ended March 31, 2018 are as follows:

($ in millions)	Cranes	Americas	EURAF	MEAP
Balance as of January 1, 2017	$299.6	$—	$—	$—
Foreign currency impact	16.5	—	—	—
Reallocation of goodwill at October 31, 2017	(316.1)	166.5	81.5	68.1
Foreign currency impact	—	—	4.4	0.8
Balance as of December 31, 2017	—	166.5	85.9	68.9
Foreign currency impact	—	—	2.4	0.2
Balance as of March 31, 2018	$—	$166.5	$88.3	$69.1

The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other.”

The Company performs an annual impairment review during the fourth quarter of every year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no impairment indicators since the fourth quarter of 2017; therefore, no impairment review has occurred. The Company performs the impairment review for goodwill and indefinite-lived intangible assets using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill, or indefinite-lived intangible asset. The intangible asset is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

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

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018			December 31, 2017
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$101.1	$—	$101.1	$99.7	$—	$99.7
Customer relationships	10.6	(8.7)	1.9	10.7	(8.7)	2.0
Patents	31.2	(30.1)	1.1	30.6	(29.7)	0.9
Engineering drawings	10.9	(10.9)	0.0	10.8	(10.7)	0.1
Distribution network	19.8	(0.2)	19.6	19.5	(0.1)	19.4
Other intangibles	0.1	(0.1)	—	0.1	(0.1)	—
Total	$173.7	$(50.0)	$123.7	$171.4	$(49.3)	$122.1

Amortization expense for the three months ended March 31, 2018 and 2017 was $0.1 million and $0.4 million, respectively.

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

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2018 and December 31, 2017 are summarized as follows:

($ in millions)	March 31, 2018	December 31, 2017
Trade accounts payable	$253.8	$204.9
Employee-related expenses	48.0	59.7
Accrued vacation	25.5	23.8
Miscellaneous accrued expenses	75.8	87.4
Total	$403.1	$375.8

7.  Debt

Outstanding debt at March 31, 2018 and December 31, 2017 is summarized as follows:

($ in millions)	March 31, 2018	December 31, 2017
Revolving credit facility	$—	$—
Senior secured second lien notes due 2021	252.5	251.9
Other	24.1	26.1
Deferred financing costs	(2.9)	(3.1)
Total debt	273.7	274.9
Short-term borrowings and current portion of long-term debt	(7.6)	(8.2)
Long-term debt	$266.1	$266.7

The balance sheet values of the 12.750% Senior Secured Second Lien Notes due 2021 (the "2021 Notes") as of March 31, 2018 and December 31, 2017 are not equal to the face value of the 2021 Notes, $260.0 million, because of original issue discounts included in the applicable balance sheet values.

As of March 31, 2018, the Company had outstanding $24.1 million of other indebtedness that has a weighted-average interest rate of approximately 5.37%. This debt includes balances on local credit lines and capital lease obligations.

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

In October 2016, the ABL Revolving Credit Facility was amended to accommodate certain previously restricted activities related to the relocation of the Company’s manufacturing operations from Manitowoc, Wisconsin to Shady Grove, Pennsylvania.  Among other things, the amendment allows the Company to transfer, sell, and/or impair fixed assets located at the Wisconsin facility with limited impact on the availability under the facility.

In April 2017, the ABL Revolving Credit Facility was amended to modify several definitions regarding eligible equipment and inventory as it relates to a key financing partner of the Company. The amendment has had, and is expected to continue to have, a minimal impact on the Company’s daily operations and borrowing limits.

In December 2017, the Company notified the administrative agent of its intent to sell its corporate headquarters in Manitowoc, Wisconsin, and the ABL Revolving Credit Facility was amended to permit that transaction and related restructuring activities. The sale was finalized in the first quarter of 2018 and is reflected in the borrowing base of the ABL Revolving Credit Facility as of March 31, 2018.

The Company had no borrowings on the ABL Revolving Credit Facility as of March 31, 2018 and December 31, 2017. During the quarter ended March 31, 2018, the highest daily borrowing was $36.8 million and the average borrowing was $9.7 million, while the average annual interest rate was 3.53%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of March 31, 2018, the spreads for London Interbank Offered Rate and prime rate borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $117.7 million, which represents revolver borrowing capacity of $132.1 million less U.S. letters of credit outstanding of $14.4 million.

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

As of March 31, 2018, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2021 Notes.

8.  Accounts Receivable Securitization

The Company maintains a U.S. accounts receivable securitization program with a commitment size of $75.0 million, whereby transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.”

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

The Purchaser receives ownership of the pool of receivables in each instance. New receivables are purchased by MTW Funding and sold to the Purchaser as cash collections reduce previously sold investments discharged through normal cash collection processes. The Company acts as the servicer (in such capacity, the “Servicer”) of the receivables and, as such, administers, collects and otherwise enforces the receivables. The Servicer is compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The Servicer initially receives payments made by obligors on the receivables but is required to remit those payments to the Purchaser in accordance with the RPA. The Purchaser has no recourse for uncollectible receivables.

Trade accounts receivable sold to the Purchaser and being serviced by the Company totaled $160.9 million and $118.2 million for the three months ended March 31, 2018 and 2017, respectively. Cash proceeds received from customers related to the receivables previously sold for the three months ended March 31, 2018 and 2017 were $168.9 million and $116.7 million, respectively.

Sales of trade receivables under the program reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets were $48.6 million and $31.8 million as of March 31, 2018 and December 31, 2017, respectively. The proceeds received from the sale of trade receivables under the program are included in cash flows from operating activities; whereas cash collections related to the deferred purchase price are classified as cash flows from investing activities in the accompanying Condensed Consolidated Statements of Cash Flows. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily because the average collection cycle of the related receivables is less than 60 days; and as such, the fair value of the Company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded as of March 31, 2018 and December 31, 2017 was $39.9 million and $60.6 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. For the three months ended March 31, 2018 and 2017 non-cash investing activities related to the increase in the deferred purchase price was $126.4 million and $92.1 million, respectively.

The securitization program contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a minimum fixed charge coverage ratio which is the same as the covenant ratio required per the ABL Revolving Credit Facility. As of March 31, 2018, the Company was in compliance with all affirmative and negative covenants pertaining to the RPA, as amended.

9.  Income Taxes

For the three months ended March 31, 2018 and 2017, the Company recorded income tax expense of $3.9 million and $1.5 million, respectively. The increase in the Company’s tax expense for the three months ended March 31, 2018 relative to the prior year primarily relates to additional tax expense in foreign jurisdictions. In addition to the above, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

The Company continues to evaluate the impact of the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017. The Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and added other provisions including creating new taxes on certain foreign sourced earnings. The Company continues to evaluate the impact of these new provisions under The Act including Transition Tax, Global Intangible Low Taxed Income (GILTI), Foreign Derived Intangible Income (FDII), Base Erosion and Anti-Abuse Tax (BEAT), and Internal Revenue Code Section 163(j) interest limitation (Interest Limitation) which are complex and subject to continuing regulatory interpretation by the Internal Revenue Service. The Company was able to make a reasonable estimate of the applicable provisions of the Tax Act; however, because the Company remains in a domestic net operating loss carryforward position and has a valuation allowance on its deferred tax assets, the Company does not expect an impact to the income statement. As of March 31, 2018, the Company has not changed the provisional estimates recognized in 2017. Adjustments related to the amount of these provisions recorded in its consolidated financial statements may be required based on the outcome of these elections and further interpretation by the Internal Revenue Service.

The Company will also continue to evaluate its valuation allowance requirements on an ongoing basis in light of changing facts and circumstances and may adjust its deferred tax asset valuation allowances accordingly, and it is a reasonable possibility that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s income tax provision and could have a material effect on operating results.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $19.6 million as of March 31, 2018 and $19.5 million as of December 31, 2017.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of March 31, 2018, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits and any related litigation could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

10.  Earnings Per Share

Basic earnings (loss) per share is computed as net earnings (loss) divided by the basic weighted average common shares outstanding of 35.4 million and 35.0 million shares for the three months ended March 31, 2018 and 2017, respectively. The calculation of diluted earnings (loss) per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss incurred during the three months ended March 31, 2018 and 2017, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for those periods.

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2018	2017
Basic weighted average common shares outstanding	35,367,340	35,020,428
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	35,367,340	35,020,428

No cash dividends were paid during any of the three months ended March 31, 2018 and 2017.

11.  Stockholders’ Equity

The following is a roll forward of retained earnings for the three months ended March 31, 2018 and 2017:

($ in millions)	Retained Earnings
Balance at December 31, 2017	$256.7
Net loss	(10.0)
Balance at March 31, 2018	$246.7

Authorized capital consists of 75 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

Currently, the Company has authorization to purchase up to 0.6 million shares of common stock at management’s discretion; however, the Company has certain restrictions from repurchasing shares of its capital stock or other equity interests under various covenants of its debt agreements. Further, the Company has not purchased any shares of its common stock under this authorization since 2006.

A reconciliation for the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2018 and 2017 is as follows:

($ in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.1	$(45.1)	$(52.4)	$(97.4)
Other comprehensive income before reclassifications	—	0.1	11.4	11.5
Amounts reclassified from accumulated other comprehensive loss	—	0.6	—	0.6
Net other comprehensive income	—	0.7	11.4	12.1
Balance at March 31, 2018	$0.1	$(44.4)	$(41.0)	$(85.3)

($ in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2016	$(0.3)	$(51.8)	$(110.8)	$(162.9)
Other comprehensive income (loss) before reclassifications	0.3	—	10.1	10.4
Amounts reclassified from accumulated other comprehensive loss	0.2	0.6	—	0.8
Net other comprehensive income	0.5	0.6	10.1	11.2
Balance at March 31, 2017	$0.2	$(51.2)	$(100.7)	$(151.7)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2018:

($ in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Amortization of pension and postretirement items
Actuarial losses	$(1.4)	(a)	Other income (expense) - net
Prior service cost	0.7		Other income (expense) - net
	(0.7)		Total before tax
	0.1		Tax expense
	$(0.6)		Net of tax

Total reclassifications for the period	$(0.6)		Net of tax

(a)	These accumulated other comprehensive income (loss) components are components of net periodic pension cost (see Note 17, “Employee Benefit Plans,” for further details).

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three months ended March 31, 2017:

($ in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.2)		Cost of sales
	(0.2)		Total before tax
	—		Tax expense
	$(0.2)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.3)	(a)	Other income (expense) - net
Prior service cost	0.3	(a)	Other income (expense) - net
	(1.0)		Total before tax
	0.4		Tax expense
	$(0.6)		Net of Tax

Total reclassifications for the period	$(0.8)		Net of Tax

(a)	These accumulated other comprehensive income (loss) components are components of net periodic pension cost (see Note 17, “Employee Benefit Plans,” for further details).

12.  Stock-Based Compensation

The Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”) was approved by shareholders on May 7, 2013 and replaced several of the Company's incentive plans (collectively referred to as the “Prior Plans”). No new awards may be granted under the Prior Plans; however, outstanding awards under the Prior Plans will continue in force and effect pursuant to their terms. The 2013 Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”) and performance shares or performance unit awards. Following amendments to the 2013 Plan to reflect the effect of the spin-off of the Company’s former foodservice business and the November 17, 2017 1-for-4 reverse stock split, the total number of shares of the Company’s common stock available for awards under the 2013 Plan is 7,477,395 shares.

Stock-based compensation expense was $2.4 million and $2.2 million for the three months ended March 31, 2018 and 2017, respectively. The Company recognizes stock-based compensation expense over the awards' vesting period.

Options to acquire 160,462 and 273,800 shares of common stock were granted to employees during the three months ended March 31, 2018 and 2017, respectively. The options granted in 2018 and 2017 become exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date.

A total of 55,146 and 135,353 RSUs were issued by the Company to employees and directors during the three months ended March 31, 2018 and 2017, respectively. The RSUs granted to employees generally vest on the third anniversary of the grant date, depending on the grant. The RSUs granted in 2018 to directors immediately vested. The RSUs granted in 2017 to directors vest on the second anniversary of the grant date.

A total of 76,531 and 115,047 performance shares were issued during the three months ended March 31, 2018 and 2017, respectively. Performance shares are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance shares granted in 2018 and 2017 are based on 50% on total shareholder return relative to peers during the three-year performance period and 50% on Adjusted EBITDA percentage from continuing operations in 2020 and 2019, respectively. Depending on the foregoing factors, the number of shares earned could range from zero to 153,062 and zero to 197,530 for the 2018 and 2017 performance share grants, respectively.

13. Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the CEO, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance as the source of the Company’s reportable operating segments.

The Company has three reportable segments: Americas, EURAF, and MEAP. The Americas operating segment includes the North American and South American continents. The EURAF operating segment includes the continents of Europe and Africa. The MEAP operating segment includes the Asia and Australian continents and the Middle East region.

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

The following table shows information by reportable segment for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net Sales
Americas	$162.9	$120.5
EURAF	154.2	125.3
MEAP	69.0	60.0
Total	$386.1	$305.8
Segment Operating Income (Loss)
Americas	$2.7	$(18.5)
EURAF	3.4	(3.8)
MEAP	7.9	8.7
Total	$14.0	$(13.6)
Depreciation
Americas	$3.5	$4.4
EURAF	3.8	3.9
MEAP	1.0	0.9
Corporate	0.8	1.4
Total	$9.1	$10.6
Capital Expenditures
Americas	$2.3	$3.0
EURAF	2.4	0.7
MEAP	1.2	—
Corporate	0.5	0.1
Total	$6.4	$3.8

A reconciliation of the Company’s segment operating income (loss) to the consolidated statement of operations for the three months ended March 31, 2018 and 2017 was as follows (in millions):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Segment operating income (loss)	$14.0	$(13.6)
Unallocated corporate expenses	(9.6)	(9.1)
Restructuring expense	(2.2)	(0.2)
Other operating income (expense) - net	(0.5)	1.1
Total operating income (loss)	$1.7	$(21.8)

Net sales by geographic area for the three months ended March 31, 2018 and 2017 are as follows (in millions):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
United States	$144.3	$109.3
Other North America	7.8	6.5
Europe	150.3	120.3
Asia	20.3	24.3
Middle East	33.8	24.1
Central and South America	9.9	4.2
Africa	3.9	5.0
Caribbean	0.9	0.5
Australia	14.9	11.6
Total	$386.1	$305.8

Net sales by product for the three months ended March 31, 2018 and 2017 are as follows (in millions):

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cranes	$307.5	$228.4
Aftermarket parts and other*	78.6	77.4
Total net sales	$386.1	$305.8

*Other revenue consists of revenue related to miscellaneous CraneCare services such as trainings and field    service work.

14.  Fair Value of Financial Instruments

As of March 31, 2018 and December 31, 2017, there was an immaterial amount of financial assets and liabilities that were accounted for at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value of the Company's 2021 Notes was approximately $290.6 million and $297.3 million as of March 31, 2018 and December 31, 2017, respectively. See Note 7, “Debt,” for a description of the debt instruments and their related carrying values.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company estimates the fair value of its 2021 Notes based on quoted market prices; because these markets are typically thinly traded, the assets and/or liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 8, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the ABL Revolving Credit Facility, approximate fair value, without being discounted as of March 31, 2018 and December 31, 2017, due to the short-term nature of these instruments.

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

15.  Commitments and Contingencies

Product liability reserves in the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 were $22.4 million and $20.8 million, respectively, and were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

The Company is involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

It is reasonably possible that the estimates for warranty costs, product liability, environmental remediation, asbestos-related claims and other various legal matters may change based upon new information that may arise or matters that are beyond the scope of the Company’s historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

16.  Guarantees

The Company periodically enters into transactions with customers that provide for residual value guarantees and buyback commitments.  These initial transactions are recorded as deferred revenue and are amortized to income on a straight-line basis over a period equal to that of the customer’s third-party financing agreement.  The deferred revenue included in other current and non-current liabilities as of March 31, 2018 and December 31, 2017 was $32.2 million and $29.7 million, respectively.  The total amount of residual value guarantees and buyback commitments given by the Company and outstanding as of March 31, 2018 and December 31, 2017 was $26.9 million and $28.2 million, respectively.  These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the units.  The residual value guarantees and buyback commitments expire at various times through 2021.

As of March 31, 2018 and December 31, 2017, the Company had reserved $35.2 million for warranty claims included in product warranties, as well as other non-current liabilities in the Condensed Consolidated Balance Sheets. In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the three months ended March 31, 2018 and the year ended December 31, 2017:

($ in millions)	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Balance at beginning of period	$35.2	$28.6
Accruals for warranties issued during the period	5.4	34.6
Settlements made (in cash or in kind) during the period	(5.8)	(29.9)
Currency translation	0.4	1.9
Balance at end of period	$35.2	$35.2

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

The components of periodic benefit costs for the three months ended March 31, 2018 and March 31, 2017 are as follows:

	Three Months Ended March 31, 2018
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
($ in millions)	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1
Interest cost of projected benefit obligations	1.3	0.5	0.2
Expected return on plan assets	(1.5)	(0.4)	—
Amortization of prior service cost	—	—	(0.7)
Amortization of actuarial net loss	0.8	0.4	0.2
Net periodic benefit costs	$0.6	$1.0	$(0.2)

	Three Months Ended March 31, 2017
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
($ in millions)	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.4	$0.1
Interest cost of projected benefit obligations	1.3	0.6	0.2
Expected return on plan assets	(1.2)	(0.4)	—
Amortization of prior service costs	—	—	(0.3)
Amortization of actuarial net loss	0.8	0.4	0.1
Net periodic benefit costs	0.9	1.0	0.1

The components of net periodic benefit cost other than the service cost component are included in the line item “other income (expense) - net” in the income statement.

18.  Restructuring

The Company is continuing its restructuring activities to right-size the business by balancing capacity with demand. During the three months ended March 31, 2018 and 2017, the Company incurred $6.2 million and $11.7 million of restructuring expense, respectively. The costs for the three months ended March 31, 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler production to Shady Grove, PA and costs associated with headcount reductions in Europe. Costs for the three months ended March 31, 2017, related primarily to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil and severance costs associated with headcount reductions in North America.

The following is a roll-forward of the Company's restructuring activities for the three months ended March 31, 2018 ($ in millions):

	Restructuring Reserve Balance as of December 31, 2017	Restructuring Expenses	Use of Reserve	Reserve Reclassification	Restructuring Reserve Balance as of March 31, 2018
Total	$5.6	$6.2	$6.0	$0.4	$5.4

19.  Recent Accounting Changes and Pronouncements

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

In March 2017, the FASB issued ASU No. 2017-07 “Compensation - Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU amends ASC 715, “Compensation – Retirement Benefits,” to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit and settlement and curtailment effects, are to be included in nonoperating expenses. This ASU also allows only the service cost component of net benefit cost to be capitalized (for example, as a cost of inventory). The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets, and is effective for public companies for fiscal years beginning after December 15, 2017. As a result of the adoption of ASU No. 2017-07, the Company reclassified approximately $1.9 million to other income (expense) – net from engineering, selling, and administrative expense on the Condensed Consolidated Statement of Operations as of March 31, 2017 as the ASU was retrospectively adopted. The result was an increase in operating income with no impact to net earnings.

In November 2016, the FASB issued ASU No. 2016-18 - “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The amendments of this ASU address the diversity of presentation of restricted cash by requiring a statement of cash flows to explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 will be effective for fiscal years beginning after December 15, 2017. The adoption of ASU 2016-18 resulted in a change in certain disclosures within the Condensed Consolidated Statement of Cash Flows, including cash flows from investing activities and total cash, cash equivalents and restricted cash.

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

In August 2016, the FASB issued ASU No. 2016-15 - “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice and affects all entities required to present a statement of cash flows under Topic 230.  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As a result of the adoption of ASU No. 2016-15 the Company reclassified $76.8 million of operating cash flows to investing cash flows for the three months ended March 31, 2017.

In May 2014, the FASB issued ASU No. 2014-09 - “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This was further clarified with technical corrections issued within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05.  The

new revenue recognition guidance was issued to provide a single, comprehensive revenue recognition model for all contracts with customers.  Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model has been introduced for an entity to apply when recognizing revenue.  The new guidance also includes enhanced disclosure requirements and is effective January 1, 2018.  Entities have the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholder's Equity. The Company has adopted the new guidance effective January 1, 2018 utilizing the modified retrospective approach. Refer to Note 2, “Revenues” for further details.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, including the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

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
•

other risk factors detailed in Manitowoc's 2017 Annual Report on Form 10-K, as such may be amended or supplemented in Manitowoc’s subsequently filed Quarterly Reports on 10-Q (including this report), and its other filings with the United States Securities and Exchange Commission.

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

Results of Operations

Performance during the Quarter Ended March 31, 2018 Compared with the Quarter Ended March 31, 2017

Net Sales, Orders and Backlog

Consolidated net sales for the three months ended March 31, 2018 increased 26.3% to $386.1 million from $305.8 million in the first quarter of 2017. This increase was attributable to higher crane shipments across all regions.  Over 40% of unit revenue in the first quarter of 2018 came from new products introduced since becoming a stand-alone crane company. Consolidated net sales were favorably impacted by $26.2 million from changes in foreign currency exchange rates.

Orders for the three months ended March 31, 2018 increased 9.8% to $536.0 million from $488.3 million in the first quarter of 2017. The increase was mainly due to improvements in the commercial construction end market in both EURAF and the Americas. Orders were also favorably impacted by $25.9 million due to changes in foreign currency exchange rates.

As of March 31, 2018, total backlog was $756.6 million, a 24.7% increase from the December 31, 2017 backlog of $606.6 million, and a 49.4% increase from the March 31, 2017 backlog of $506.3 million. Backlog was favorably impacted by $11.8 million and $37.7 million quarter over quarter and year over year, respectively, due to changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended March 31, 2018 was $68.4 million, an increase of $16.5 million compared to $51.9 million for the three months ended March 31, 2017. This increase was mainly due to the increase in sales volume discussed above and reduced manufacturing costs, partially offset by unfavorable changes in foreign currency exchange rates on products manufactured in Europe and sold in the U.S.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses (“ES&A”) decreased 1.6% to $60.4 million for the three months ended March 31, 2018 compared to $61.4 million for the three months ended March 31, 2017.  This decrease was primarily due to additional expenses incurred in the first quarter of 2017 related to the tri-annual ConExpo trade show. First quarter 2018 ES&A was also adversely affected by $3.8 million from changes in foreign currency exchange rates.

Restructuring Expense

During the three months ended March 31, 2018 and 2017, the Company incurred $6.2 million and $11.7 million of restructuring expense, respectively. The costs for the three months ended March 31, 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler production to Shady Grove, PA and costs associated with headcount reductions in Europe. Costs for the three months ended March 31, 2017, related primarily to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil and severance costs associated with headcount reductions in North America

Operating Income (Loss)

Operating income increased $23.5 million to $1.7 million for the three months ended March 31, 2018, compared to an operating loss of $(21.8) million for the three months ended March 31, 2017.  This increase was primarily due to increases in sales volumes, reduced manufacturing costs and charges, reduced ES&A, and reduced restructuring expenses as discussed above. The Company's operating income (loss) was favorably impacted by $2.3 million from changes in foreign currency exchange rates.

Other Income (Expense)- Net

Other income increased by $4.8 million to income of $2.7 million in the first quarter of 2018 from expense of $2.1 million in the first quarter of 2017. This increase was primarily due to a $1.7 million gain on the sale of the corporate headquarters in Manitowoc, Wisconsin during the first quarter of 2018, $1.6 million of favorable changes in foreign currency exchange rates compared to the first quarter of 2017, and a $0.7 million decrease in other components of net periodic pension costs year over year.

Provision for Taxes on Income

For the three months ended March 31, 2018 and 2017, the Company recorded income tax expense of $3.9 million and $1.5 million, respectively. The increase in the Company’s tax expense for the three months ended March 31, 2018 relative to the prior year relates primarily to additional tax expense in foreign jurisdictions. In addition to the above, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 13, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Dollar Change	Percentage Change
Net Sales
Americas	$162.9	$120.5	$42.4	35.2%
EURAF	154.2	125.3	28.9	23.1%
MEAP	69.0	60.0	9.0	15.0%

Segment Operating Income (Loss)
Americas	$2.7	$(18.5)	$21.2	114.6%
EURAF	3.4	(3.8)	7.2	189.5%
MEAP	7.9	8.7	(0.8)	(9.2)%

Americas

Americas net sales increased 35.2% for the three months ended March 31, 2018 to $162.9 million from $120.5 million for the three months ended March 31, 2017. The increase was primarily due to shipments of cranes for the commercial construction end market.

Americas operating income increased $21.2 million for the three months ended March 31, 2018 to $2.7 million from a loss of $18.5 million for the three months ended March 31, 2017. The increase was primarily due to increased volume on crane shipments, lower restructuring expenses, and lower ES&A due to the tri-annual ConExpo trade show held in the first quarter of 2017.

EURAF

EURAF net sales increased 23.1% for the three months ended March 31, 2018 to $154.2 million from $125.3 million for the three months ended March 31, 2017. The increase was primarily due to shipments of cranes for the commercial construction end market. EURAF net sales were also favorably impacted by approximately $20.4 million from favorable changes in foreign currency exchange rates.

EURAF operating income increased 189.5% for the three months ended March 31, 2018 to $3.4 million from a loss of $3.8 million for the three months ended March 31, 2017. The increase was primarily due to increased volume on crane shipments offset by higher restructuring expense year over year due to severance costs from headcount reductions. EURAF operating income was also favorably impacted by approximately $0.6 million from favorable changes in foreign currency exchange rates.

MEAP

MEAP net sales increased 15.0% for the three months ended March 31, 2018 to $69.0 million from $60.0 million for the three months ended March 31, 2017. The increase was primarily due to shipments of cranes for the oil and gas and mining end markets. MEAP net sales were also favorably impacted by approximately $5.8 million from favorable changes in foreign currency exchange rates.

MEAP operating income decreased 9.2% for the three months ended March 31, 2018 to $7.9 million from $8.7 million for the three months ended March 31, 2017. The decrease was primarily due to unfavorable product mix, which was partially offset by reduced ES&A costs from lower head count year over year. MEAP operating income was also favorably impacted by approximately $0.8 million from favorable changes in foreign currency exchange rates.

Financial Condition

First Three Months of 2018

Cash, cash equivalents and restricted cash balance as of March 31, 2018 totaled $99.4 million, a decrease of $23.6 million from the December 31, 2017 balance of $123.0 million.  The decrease in the cash balance for the three months ended March 31, 2018 was primarily caused by working capital increases, payments of short term incentive compensation earned in the prior year, payment of semi-annual interest on the 2021 Notes and capital expenditures. This was partially offset by $6.3 million of proceeds from the sale of property, plant and equipment.

Cash flows used for operating activities for the first three months of 2018 were $173.0 million and were primarily driven by a lower advance rate for trade receivables sold to the Company’s securitization program resulting in $148.6 million of cash flows being reported in cash provided by investing activities, increased inventories since December 31, 2017 and payments of short term incentive compensation earned in the prior year.

Cash flows provided by investing activities were $148.5 million for the first three months of 2018 and consisted of $148.6 million of cash collections on accounts receivable sold to the Company’s securitization program and proceeds from sales of property, plant and equipment of $6.3 million, which was primarily related to the sale of the corporate headquarters in Manitowoc, Wisconsin during the first quarter of 2018. This was partially offset by capital expenditures of $6.4 million, with the majority related to equipment purchases in North America and Europe.

Cash flows used for financing activities were $0.8 million for the first three months of 2018 and consisted of $2.1 million of payments on long-term debt partially offset by $1.3 million of cash from exercises of stock options.

First Three Months of 2017

Cash, cash equivalents and restricted cash balance as of March 31, 2017 totaled $39.1 million, a decrease of $34.8 million from the December 31, 2016 balance of $73.9 million.

Cash flows used for operating activities for the first three months of 2017 were $109.3 million and were primarily driven by a lower advance rate for trade receivables sold to the Company’s securitization program resulting in $76.8 million of cash flows being reported in cash provided by investing activities, increased inventories and accrued expenses since December 31, 2016 and reduced sales volume. This is consistent with historical seasonal working capital needs, as the company builds inventory in anticipation of the summer construction season in the northern hemisphere.

Cash flows provided by investing activities were $74.7 million for the first three months of 2017 and consisted of $76.8 million of cash collections on accounts receivable sold to the Company’s securitization program and proceeds from sales of property, plant and equipment of $1.7 million. This was partially offset by capital expenditures of $3.8 million, with the majority related to equipment purchases in North America and Europe.

Cash flows used for financing activities were $0.8 million for the first three months of 2017 and consisted of net cash paid on long-term debt and notes financing in excess of proceeds from long-term debt and exercises of stock options.

Liquidity and Capital Resources

Outstanding debt as of March 31, 2018 and December 31, 2017 is summarized as follows:

($ in millions)	March 31, 2018	December 31, 2017
Revolving credit facility	$—	$—
Senior notes due 2021	252.5	251.9
Other	24.1	26.1
Deferred financing costs	(2.9)	(3.1)
Total debt	273.7	274.9
Less current portion and short-term borrowings	(7.6)	(8.2)
Long-term debt	$266.1	$266.7

See additional discussion of the credit facilities and Senior Notes in Note 7, “Debt,” of the Condensed Consolidated Financial Statements.

The Company’s liquidity position at March 31, 2018 and December 31, 2017 is summarized as follows:

(in millions)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$95.0	$119.2
Revolver borrowing capacity	132.1	118.1
Less: Borrowings on revolver	—	—
Less: Outstanding letters of credit	(14.4)	(14.4)
Total liquidity	$212.7	$222.9

The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs in the foreseeable future.

The Company has not provided for additional U.S. income taxes on approximately $585.3 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At March 31, 2018, approximately $72.8 million of the Company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the Company has asserted are permanently reinvested. The Company has no current plans to repatriate material amounts of cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, although the Company has not generated cash from operations in the current period, the Company does not currently forecast a need for these funds in the U.S. because its future U.S. operations and debt service will be supported by the cash generated by its U.S. operations which are supported by the ABL Revolving Credit Facility as a source of liquidity during times of short term cash needs.  As of March 31, 2018, total availability under the facility was $132.1 million, of which $118.9 million was dedicated to U.S. borrowers.

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

Non-GAAP Measures

The Company uses EBITDA, Adjusted EBITDA and Adjusted operating income, which are financial measures that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as additional metrics to evaluate the Company’s performance. The Company defines EBITDA as net income (loss) before interest, taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA plus the addback of restructuring expense, asset impairment expense and other (income) expense - net. The Company defines Adjusted operating income (loss) as Adjusted EBITDA excluding the addback of depreciation. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

The Company’s Adjusted EBITDA and Adjusted operating income for the three months ended March 31, 2018 was $17.1 million and $8.0 million, respectively. The Company’s Adjusted EBITDA and Adjusted operating loss for the three months ended March 31, 2017 was income of $1.1 million and a loss of $9.5 million, respectively. The reconciliation of GAAP net income to EBITDA, and further to Adjusted EBITDA and to Adjusted operating income (loss) for the three months ended March 31, 2018 and 2017 is as follows ($ in millions):

	Three Months Ended
($ in millions)	March 31, 2018	March 31, 2017
Net income (loss)	$(10.0)	$(36.0)
Interest expense and amortization of deferred financing fees	10.5	10.6
Provision for income taxes	3.9	1.5
Depreciation expense	9.1	10.6
Amortization of intangible assets	0.1	0.4
EBITDA	13.6	(12.9)
Restructuring expense	6.2	11.7
Other (income) expense - net (1)	(2.7)	2.3
Adjusted EBITDA	17.1	1.1
Depreciation expense	(9.1)	(10.6)
Non-GAAP adjusted operating income (loss)	8.0	(9.5)
Restructuring expense	(6.2)	(11.7)
Amortization of intangible assets	(0.1)	(0.4)
Other operating costs and expenses	—	(0.2)
GAAP operating income (loss)	$1.7	$(21.8)

(1)	Other (income) expense - net includes foreign currency translation adjustments, other components of net periodic pension costs, and other miscellaneous items.

Covenant compliant EBITDA as defined by the ABL Revolving Credit Facility was $89.4 million as of March 31, 2018 on a trailing 12-month basis. The calculation of covenant compliant EBITDA has certain limitations and restrictions on addbacks and has been included for informational purposes only.

As a result of the adoption of Accounting Standard Update 2016-15 - “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” the Company records cash collections on accounts receivable from the Company’s securitization program which are collected at a later date within cash flows from investing activities. The Company uses a non-GAAP measure, Adjusted Operating Cash Flows, to evaluate the business, which is defined as cash flows provided by (used for) operating activities plus cash receipts on sold accounts receivable. Adjusted Operating Cash Flows for the three months ended March 31, 2018 and 2017 is as follows ($ in millions):

	Three Months Ended March 31,
	2018	2017
Net cash used for operating activities:	$(173.0)	$(109.3)
Cash receipts on sold accounts receivable	148.6	76.8
Non-GAAP adjusted operating cash flows:	(24.4)	(32.5)

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since the 2017 Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2017 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk disclosures have not materially changed since the 2017 Form 10-K was filed.  The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting:  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the period covered by this report, the Company made no changes that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

The Company’s risk factors disclosures have not materially changed since the 2017 Form 10-K was filed. The Company’s risk factors are incorporated by reference from Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6.  Exhibits

Exhibit No.	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)	Filed Herewith
(2)	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2018	The Manitowoc Company, Inc.
(Registrant)

/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer