Form 10-Q
period 2018-06-30
MANITOWOC CO INC
filed 2018-08-07
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

The number of shares outstanding of the Registrant’s common stock, $.01 par value, as of June 30, 2018, the most recent practicable date, was 35,536,412.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2018 and 2017

(Unaudited)

($ in millions, except per-share and average shares data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$495.3	$394.6	$881.4	$700.4
Cost of sales	404.8	318.3	722.5	572.2
Gross profit	90.5	76.3	158.9	128.2
Operating costs and expenses:
Engineering, selling and administrative expenses	62.1	58.4	122.5	119.8
Asset impairment expense	0.4	—	0.4	—
Amortization of intangible assets	0.1	0.3	0.2	0.7
Restructuring expense	3.8	5.9	10.0	17.6
Other operating income - net	—	(0.2)	—	—
Total operating costs and expenses	66.4	64.4	133.1	138.1
Operating income (loss)	24.1	11.9	25.8	(9.9)
Other income (expense):
Interest expense	(9.4)	(9.7)	(19.4)	(19.8)
Amortization of deferred financing fees	(0.4)	(0.4)	(0.9)	(0.9)
Other income (expense) - net	(5.6)	1.2	(2.9)	(0.9)
Total other expense	(15.4)	(8.9)	(23.2)	(21.6)
Income (loss) from continuing operations before taxes	8.7	3.0	2.6	(31.5)
Provision (benefit) for taxes on income	(1.2)	2.3	2.7	3.8
Income (loss) from continuing operations	9.9	0.7	(0.1)	(35.3)
Discontinued operations:
Loss from discontinued operations, net of income taxes of $0.0, $0.0, $0.0 and $0.0, respectively	(0.2)	(0.2)	(0.2)	(0.2)
Net income (loss)	$9.7	$0.5	$(0.3)	$(35.5)

Per Share Data
Basic income (loss) per common share:
Income (loss) from continuing operations	$0.28	$0.02	$—	$(1.01)
Loss from discontinued operations, net of income taxes	(0.01)	(0.01)	(0.01)	—
Basic income (loss) per common share	$0.27	$0.01	$(0.01)	$(1.01)

Diluted income (loss) per common share:
Income (loss) from continuing operations	$0.27	$0.02	$—	$(1.01)
Loss from discontinued operations, net of income taxes	—	(0.01)	(0.01)	—
Diluted income (loss) per common share	$0.27	$0.01	$(0.01)	$(1.01)

Weighted average shares outstanding - basic	35,530,356	35,109,426	35,449,298	35,065,173
Weighted average shares outstanding - diluted	36,064,108	35,654,672	35,449,298	35,065,173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2018 and 2017

(Unaudited)

($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$9.7	$0.5	$(0.3)	$(35.5)
Other comprehensive income (loss), net of tax
Unrealized income (expense) on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(3.3)	0.1	(3.4)	0.6
Employee pension and postretirement benefits, net of income tax provision of $(0.1), $0.4, $0.0 and $0.8, respectively	0.7	0.5	1.3	1.1
Foreign currency translation adjustments	(26.8)	23.1	(15.2)	33.2
Total other comprehensive income (loss), net of tax	(29.4)	23.7	(17.3)	34.9
Comprehensive income (loss)	$(19.7)	$24.2	$(17.6)	$(0.6)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2018 and December 31, 2017

(Unaudited)

($ in millions, except share data)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$83.7	$123.0
Accounts receivable, less allowances of $11.1 and $10.9, respectively	210.2	179.2
Inventories — net	469.6	400.6
Notes receivable — net	24.9	31.1
Other current assets	57.8	56.5
Total current assets	846.2	790.4

Property, plant and equipment — net	292.2	303.7
Goodwill	317.8	321.3
Other intangible assets — net	119.7	122.1
Other long-term assets	62.4	70.3
Total assets	$1,638.3	$1,607.8
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$433.0	$375.8
Short-term borrowings and current portion of long-term debt	7.0	8.2
Product warranties	37.1	35.5
Customer advances	15.3	12.7
Product liabilities	21.2	20.8
Total current liabilities	513.6	453.0
Non-Current Liabilities:
Long-term debt	265.4	266.7
Deferred income taxes	10.2	13.0
Pension obligations	84.2	88.9
Postretirement health and other benefit obligations	24.8	25.5
Long-term deferred revenue	20.6	20.8
Other non-current liabilities	53.5	62.4
Total non-current liabilities	458.7	477.3
Commitments and contingencies (Note 15)
Stockholders' Equity:
Preferred stock (authorized 3,500,000 shares of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,536,412 and 35,273,864 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	580.3	576.6
Accumulated other comprehensive loss	(114.7)	(97.4)
Retained earnings	256.4	256.7
Treasury stock, at cost (5,257,571 and 5,520,119 shares, respectively)	(57.4)	(59.8)
Total stockholders' equity	666.0	677.5
Total liabilities and stockholders' equity	$1,638.3	$1,607.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

(Unaudited)

($ in millions)

	Six Months Ended June 30,
	2018	2017
Cash Flows from Operations:
Net loss	$(0.3)	$(35.5)
Adjustments to reconcile net loss to cash used for operating activities of continuing operations:
Asset impairment expense	0.4	—
Discontinued operations, net of income taxes	0.2	0.2
Depreciation	18.2	19.9
Amortization of intangible assets	0.2	0.7
Amortization of deferred financing fees	0.9	0.9
Gain on sale of property, plant and equipment	(2.2)	(1.0)
Other	0.7	4.4
Changes in operating assets and liabilities, excluding effects of business divestitures:
Accounts receivable	(286.6)	(186.5)
Inventories	(79.5)	(37.3)
Notes receivable	8.3	9.5
Other assets	0.3	(1.7)
Accounts payable	69.2	46.8
Accrued expenses and other liabilities	(10.6)	(11.1)
Net cash used for operating activities of continuing operations	(280.8)	(190.7)
Net cash used for operating activities of discontinued operations	(0.2)	(0.2)
Net cash used for operating activities	(281.0)	(190.9)

Cash Flows from Investing:
Capital expenditures	(15.2)	(11.9)
Proceeds from sale of fixed assets	8.4	5.3
Cash receipts on sold accounts receivable	250.7	146.3
Other	—	0.2
Net cash provided by investing activities of continuing operations	243.9	139.9
Net cash used for investing activities of discontinued operations	—	—
Net cash provided by investing activities	243.9	139.9

Cash Flows from Financing:
Proceeds from revolving credit facility	—	10.3
Payments on long-term debt	(3.0)	(4.8)
Payments on notes financing - net	—	(2.9)
Exercises of stock options	2.0	2.9
Net cash provided by (used for) financing activities of continuing operations	(1.0)	5.5
Net cash used for financing activities of discontinued operations	—	—
Net cash provided by (used for) financing activities	(1.0)	5.5

Effect of exchange rate changes on cash	(1.2)	0.8

Net decrease in cash, cash equivalents, and restricted cash	(39.3)	(44.7)
Cash, cash equivalents and restricted cash at beginning of period, including cash of discontinued operations of $0.0 and $0.0	123.0	73.9
Cash, cash equivalents and restricted cash at end of period	$83.7	$29.2

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2018 and 2017

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017, the cash flows for the same six-month periods and the financial position at June 30, 2018 and December 31, 2017, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2017. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Effective after the market closed on November 17, 2017, the Company completed a 1-for-4 reverse stock split. The share amounts in this Quarterly Report on Form 10-Q have been adjusted to reflect that reverse stock split.

Cash, cash equivalents and restricted cash on the Condensed Consolidated Balance Sheets includes $0.2 million and $3.8 million of restricted cash as of June 30, 2018 and December 31, 2017, respectively.

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

2. Revenues

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605.

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

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are categorized as a fulfillment cost and are included in cost of sales on the Condensed Consolidated Statement of Operations.

Performance Obligations

The following is a description of principle activities from which the Company generates revenue. Disaggregation of the Company’s revenue sources are disclosed in Note 13, “Segments.”

Crane Revenue

Crane revenue is primarily generated through the sale of new and used cranes. Contracts with customers are generally in the form of a purchase order. Based on the nature of the Company’s contracts, the Company does not have any significant financing terms. Contracts may have variable consideration in the form of early pay discounts or rebates. Revenue is earned under these contracts when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier or acceptance through an independent inspection company that acts as an agent of the customer.

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

Given the nature of the Company’s products, from time to time, the customer may request that the product be held until a delivery location is identified. Under these “bill and hold” arrangements, revenue is recognized when all of the following criteria are met: 1) the reason for the bill-and-hold arrangement is substantive, 2) the product is separately identified as belonging to the customer, 3) the product is ready for transfer to the customer, and 4) the Company does not have the ability to use the product or direct it to another customer.

Aftermarket Part Sales

Aftermarket part sales are generated through the sale of new and used parts to end customers and distributors. Aftermarket parts revenue is recognized when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier. Customers generally have a right of return which the Company estimates using historical information. The amount of estimated returns is deducted from revenue.

Other Revenues

The Company’s other revenues consist primarily of revenues from:

•	Repair and field service work; and
•	Training and technical publications.

As it relates to the Company’s other revenues, the Company’s performance obligations generally relate to performing specific agreed upon services. Revenue is earned upon the completion of those services.

Customer Advances

The Company records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. The table below shows the change in the customer advances balance for the six months ended June 30, 2018 ($ in millions).

	Customer Advances Balance as of January 1, 2018	Cash Received in Advance of Satisfying Performance Obligation	Revenue Recognized	Customer Advances Balance as of June 30, 2018
Total	$12.7	$56.8	$54.2	$15.3

Practical Expedients and Exemptions

The Company expenses sale commissions when incurred because the amortization period would be one year or less. These costs are recorded within engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

3.  Inventories

The components of inventories as of June 30, 2018 and December 31, 2017 are summarized as follows:

($ in millions)	June 30, 2018	December 31, 2017
Raw materials	$152.1	$122.0
Work-in-process	135.2	98.8
Finished goods	234.4	227.7
Total inventories	521.7	448.5
Excess and obsolete inventory reserve	(52.1)	(47.9)
Inventories — net	$469.6	$400.6

4.  Notes Receivable

Notes receivable balances as of June 30, 2018 and December 31, 2017, consisted primarily of amounts due to the Company's captive finance company in China and the remaining balance on the note from the 2014 sale of Manitowoc Dong Yue Heavy Machinery Co. Ltd. (“Manitowoc Dong Yue”). During 2017, the Company renegotiated the terms of the note with Manitowoc Dong Yue to provide extended payment terms. As a result of the renegotiation, the entire balance of the Manitowoc Dong Yue note is included in long-term notes receivable in the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. As of June 30, 2018, the Company had current and long-term notes receivable in the amount of $24.9 million and $24.1 million, respectively. As of December 31, 2017, the Company had current and long-term notes receivable in the amount of $31.1 million and $27.4 million, respectively.  Long-term notes receivable are included within other long-term assets on the Condensed Consolidated Balance Sheet.

5.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2017 and the six months ended June 30, 2018 are as follows:

($ in millions)	Cranes	Americas	EURAF	MEAP
Balance as of January 1, 2017	$299.6	$—	$—	$—
Foreign currency impact	16.5	—	—	—
Reallocation of goodwill at October 31, 2017	(316.1)	166.5	81.5	68.1
Foreign currency impact	—	—	4.4	0.8
Balance as of December 31, 2017	—	166.5	85.9	68.9
Foreign currency impact	—	—	(2.2)	(1.3)
Balance as of June 30, 2018	$—	$166.5	$83.7	$67.6

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

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018			December 31, 2017
($ in millions)	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$97.7	$—	$97.7	$99.7	$—	$99.7
Customer relationships	10.2	(8.4)	1.8	10.7	(8.7)	2.0
Patents	30.2	(29.2)	1.0	30.6	(29.7)	0.9
Engineering drawings	10.7	(10.6)	0.1	10.8	(10.7)	0.1
Distribution network	19.2	(0.1)	19.1	19.5	(0.1)	19.4
Other intangibles	0.1	(0.1)	—	0.1	(0.1)	—
Total	$168.1	$(48.4)	$119.7	$171.4	$(49.3)	$122.1

Amortization expense for the three months ended June 30, 2018 and 2017 was $0.1 million and $0.3 million, respectively. Amortization expense for the six months ended June 30, 2018 and 2017 was $0.2 million and $0.7 million, respectively.

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

6.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2018 and December 31, 2017 are summarized as follows:

($ in millions)	June 30, 2018	December 31, 2017
Trade accounts payable	$264.6	$204.9
Employee-related expenses	48.1	59.7
Accrued vacation	25.0	23.8
Miscellaneous accrued expenses	95.3	87.4
Total	$433.0	$375.8

7.  Debt

Outstanding debt at June 30, 2018 and December 31, 2017 is summarized as follows:

($ in millions)	June 30, 2018	December 31, 2017
Revolving credit facility	$—	$—
Senior secured second lien notes due 2021	253.1	251.9
Other	22.0	26.1
Deferred financing costs	(2.7)	(3.1)
Total debt	272.4	274.9
Short-term borrowings and current portion of long-term debt	(7.0)	(8.2)
Long-term debt	$265.4	$266.7

The balance sheet values of the 12.750% Senior Secured Second Lien Notes due 2021 (the "2021 Notes") as of June 30, 2018 and December 31, 2017 are not equal to the face value of the 2021 Notes ($260.0 million) because of original issue discounts included in the applicable balance sheet values.

As of June 30, 2018, the Company had outstanding $22.0 million of other indebtedness that has a weighted-average interest rate of approximately 5.32%. This debt includes balances on local credit lines and capital lease obligations.

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

In December 2017, the Company notified the administrative agent of its intent to sell its corporate headquarters in Manitowoc, Wisconsin, and the ABL Revolving Credit Facility was amended to permit that transaction and related restructuring activities. The sale was finalized in the first quarter of 2018 and is reflected in the borrowing base of the ABL Revolving Credit Facility as of June 30, 2018.

The Company had no borrowings on the ABL Revolving Credit Facility as of June 30, 2018 and December 31, 2017. During the quarter ended June 30, 2018, the highest daily borrowing was $47.0 million and the average borrowing was $12.0 million, while the average annual interest rate was 4.03%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of June 30, 2018, the spreads for London Interbank Offered Rate and prime rate borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $114.6 million, which represents revolver borrowing capacity of $128.9 million less U.S. letters of credit outstanding of $14.4 million.

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

As of June 30, 2018, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2021 Notes.

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

Trade accounts receivable sold to the Purchaser and being serviced by the Company totaled $223.4 million and $384.3 million for the three and six months ended June 30, 2018, respectively. Trade receivables sold to the Purchaser and being serviced by the Company totaled $160.2 million and $336.2 million for the three and six months ended June 30, 2017, respectively. Cash proceeds received from customers related to the receivables previously sold for the three and six months ended June 30, 2018 were $185.9 million and $354.8 million, respectively. Cash proceeds received from customers related to the receivables previously sold for the three and six months ended June 30, 2017 were $133.3 million and $249.9 million, respectively.

Sales of trade receivables under the program reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets were $48.2 million and $31.8 million as of June 30, 2018 and December 31, 2017, respectively. The proceeds received from the sale of trade receivables under the program are included in cash flows from operating activities; whereas cash collections related to the deferred purchase price are classified as cash flows from investing activities in the accompanying Condensed Consolidated Statements of Cash Flows. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily because the average collection cycle of the related receivables is less than 60 days; and as such, the fair value of the Company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded as of June 30, 2018 and December 31, 2017 was $71.7 million and $60.6 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. For the six months ended June 30, 2018 and 2017 non-cash investing activities related to the increase in the deferred purchase price was $260.1 million and $203.9 million, respectively.

The securitization program contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a minimum fixed charge coverage ratio which is the same as the covenant ratio required per the ABL Revolving Credit Facility. As of June 30, 2018, the Company was in compliance with all affirmative and negative covenants pertaining to the RPA, as amended.

9.  Income Taxes

For the three months ended June 30, 2018 and 2017, the Company recorded income tax benefit of $1.2 million and expense of $2.3 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded income tax expense of $2.7 million and $3.8 million, respectively. During the three months ended June 30, 2018, a discrete tax benefit of $4.8 million was recorded, with the primary driver being a closing of the statute of limitations for the U.S. Federal 2012 and 2013 tax years.    The decrease in the Company’s tax expense for the six months ended June 30, 2018 relative to the prior year primarily relates to the discrete tax benefit recorded, offset by additional tax expense in foreign jurisdictions. In addition to the above, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

The Company continues to evaluate the impact of the Tax Cuts and Jobs Act (the "Tax Act") enacted in December 2017. The Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and added other provisions including creating new taxes on certain foreign sourced earnings. The Company continues to evaluate the impact of these new provisions under The Act including Transition Tax, Global Intangible Low Taxed Income (GILTI), Foreign Derived Intangible Income (FDII), Base Erosion and Anti-Abuse Tax (BEAT), and Internal Revenue Code Section 163(j) interest limitation (Interest Limitation) which are complex and subject to continuing regulatory interpretation by the Internal Revenue Service. The Company was able to make a reasonable estimate of the applicable provisions of the Tax Act; however, because the Company remains in a domestic net operating loss carryforward position and has a valuation allowance on its deferred tax assets, the Company does not expect an impact to the Condensed Consolidated Statement of Operations. As of June 30, 2018, the Company has not changed the provisional estimates recognized in 2017. Adjustments related to the amount of these provisions recorded in its consolidated financial statements may be required based on the outcome of these elections and further interpretation by the Internal Revenue Service.

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

The Company’s unrecognized tax benefits, excluding interest and penalties, were $15.8 million as of June 30, 2018 and $19.5 million as of December 31, 2017.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of June 30, 2018, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits and any related litigation could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

10.  Earnings Per Share

Basic earnings (loss) per share is computed as net earnings (loss) divided by the basic weighted average common shares outstanding of 35.5 million and 35.4 million shares for the three and six months ended June 30, 2018, respectively, and 35.1 million shares for the three and six months ended June 30, 2017. The calculation of diluted earnings (loss) per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments of approximately 188,885 and 367,440 common shares were excluded from the computation of diluted net earnings per share for the three months ended June 30, 2018 and 2017. Due to the net loss incurred during the six months ended June 30, 2018 and 2017, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for those periods.

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic weighted average common shares outstanding	35,530,356	35,109,426	35,449,298	35,065,173
Effect of dilutive securities	533,752	545,246	—	—
Diluted weighted average common shares outstanding	36,064,108	35,654,672	35,449,298	35,065,173

No cash dividends were paid during any of the three and six months ended June 30, 2018 and 2017.

11.  Stockholders’ Equity

The following is a roll forward of retained earnings for the six months ended June 30, 2018:

($ in millions)	Retained Earnings
Balance at December 31, 2017	$256.7
Net loss	(0.3)
Balance at June 30, 2018	$256.4

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

A reconciliation for the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2018 and 2017 is as follows:

($ in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.1	$(45.1)	$(52.4)	$(97.4)
Other comprehensive income before reclassifications	—	0.1	11.4	11.5
Amounts reclassified from accumulated other comprehensive loss	—	0.6	—	0.6
Net other comprehensive income	—	0.7	11.4	12.1
Balance at March 31, 2018	0.1	(44.4)	(41.0)	(85.3)
Other comprehensive loss before reclassifications	(3.6)	(0.1)	(26.8)	(30.5)
Amounts reclassified from accumulated other comprehensive loss	0.3	0.8	—	1.1
Net other comprehensive income (loss)	(3.3)	0.7	(26.8)	(29.4)
Balance at June 30, 2018	(3.2)	(43.7)	(67.8)	(114.7)

($ in millions)	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2016	$(0.3)	$(51.8)	$(110.8)	$(162.9)
Other comprehensive income before reclassifications	0.3	—	10.1	10.4
Amounts reclassified from accumulated other comprehensive loss	0.2	0.6	—	0.8
Net other comprehensive income	0.5	0.6	10.1	11.2
Balance at March 31, 2017	0.2	(51.2)	(100.7)	(151.7)
Other comprehensive income before reclassifications	—	—	23.1	23.1
Amounts reclassified from accumulated other comprehensive loss	0.1	0.5	—	0.6
Net other comprehensive income	0.1	0.5	23.1	23.7
Balance at June 30, 2017	0.3	(50.7)	(77.6)	(128.0)

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
($ in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Commodity contracts	$(0.3)	$(0.3)		Cost of sales
	(0.3)	(0.3)		Total before tax
	—	—		Tax expense
	$(0.3)	$(0.3)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.4)	$(2.8)	(a)	Other income (expense) - net
Prior service cost	0.7	1.4	(a)	Other income (expense) - net
	(0.7)	(1.4)		Total before tax
	(0.1)	—		Tax benefit
	$(0.8)	$(1.4)		Net of tax

Total reclassifications for the period	$(1.1)	$(1.7)		Net of tax

(a)	These accumulated other comprehensive income (loss) components are components of net periodic pension cost (see Note 17, “Employee Benefit Plans,” for further details).

The following is a reconciliation of the reclassifications out of accumulated other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
($ in millions)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(0.1)	$(0.3)		Cost of sales
	(0.1)	(0.3)		Total before tax
	—	—		Tax expense
	$(0.1)	$(0.3)		Net of tax
Amortization of pension and postretirement items
Actuarial losses	$(1.3)	$(2.6)	(a)	Other income (expense) - net
Prior service cost	$0.4	$0.7	(a)	Other income (expense) - net
	(0.9)	(1.9)		Total before tax
	0.4	0.8		Tax expense
	$(0.5)	$(1.1)		Net of Tax

Total reclassifications for the period	$(0.6)	$(1.4)		Net of Tax

(a)	These accumulated other comprehensive income (loss) components are components of net periodic pension cost (see Note 17, “Employee Benefit Plans,” for further details).

12.  Stock-Based Compensation

The Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”) was approved by shareholders on May 7, 2013 and replaced several of the Company's incentive plans (collectively referred to as the “Prior Plans”). No new awards may be granted under the Prior Plans; however, outstanding awards under the Prior Plans will continue in force and effect pursuant to their terms. The 2013 Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and performance shares or performance unit awards. Following amendments to the 2013 Plan to reflect the effect of the spin-off of the Company’s former foodservice business and the November 17, 2017 1-for-4 reverse stock split, the total number of shares of the Company’s common stock available for awards under the 2013 Plan is 7,477,395 shares.

Stock-based compensation expense was $1.6 million and $1.1 million for the three months ended June 30, 2018 and 2017, respectively. Stock-based compensation expense was $4.1 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively. The Company recognizes stock-based compensation expense over the awards' vesting period.

Options to acquire 24,208 shares of common stock were granted to employees during the three months ended June 30, 2018. No options to acquire shares of common stock were granted to employees during the three months ended June 30, 2017. Options to acquire 187,484 and 273,800 shares of common stock were granted to employees during the six months ended June 30, 2018 and 2017, respectively. The options granted in 2018 and 2017 become exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date.

During the three months ended June 30, 2018 and 2017, 26,710 and 413 RSUs, respectively, were issued by the Company to employees and directors. A total of 80,866 and 135,766 RSUs were issued by the Company to employees and directors during the six months ended June 30, 2018 and 2017, respectively. The RSUs granted to employees generally vest on the third anniversary of the grant date, depending on the grant. The RSUs granted in 2018 to directors immediately vested. The RSUs granted in 2017 to directors vest on the second anniversary of the grant date.

During the three months ended June 30, 2018, 15,425 performance shares were issued. No performance shares were issued during the three months ended June 30, 2017. A total of 93,298 and 115,047 performance shares were issued during the six months ended June 30, 2018 and 2017, respectively. Performance shares are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance shares granted in 2018 and 2017 are based on 50% on total shareholder return relative to peers during the three-year performance period and 50% on Adjusted EBITDA percentage from continuing operations in 2020 and 2019, respectively. Depending on the foregoing factors, the number of shares earned could range from zero to 186,596 and zero to 197,530 for the 2018 and 2017 performance share grants, respectively.

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

The following table shows information by reportable segment for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net Sales
Americas	$227.3	$160.4	$390.2	$280.9
EURAF	191.2	165.3	345.4	290.6
MEAP	76.8	68.9	145.8	128.9
Total	$495.3	$394.6	$881.4	$700.4
Segment Operating Income (Loss)
Americas	$14.7	$4.1	$17.4	$(14.4)
EURAF	8.1	5.1	11.5	1.3
MEAP	10.7	10.9	18.6	19.6
Total	$33.5	$20.1	$47.5	$6.5
Depreciation
Americas	$3.6	$3.8	$7.1	$8.2
EURAF	3.8	3.6	7.6	7.5
MEAP	1.0	0.9	2.0	1.8
Corporate	0.7	1.0	1.5	2.4
Total	$9.1	$9.3	$18.2	$19.9
Capital Expenditures
Americas	$2.6	$4.5	$4.9	$7.5
EURAF	4.6	3.3	7.0	4.0
MEAP	0.5	0.2	1.7	0.2
Corporate	1.1	0.1	1.6	0.2
Total	$8.8	$8.1	$15.2	$11.9

A reconciliation of the Company’s segment operating income (loss) to the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2018 and 2017 was as follows (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Segment operating income	$33.5	$20.1	$47.5	$6.5
Unallocated corporate expenses	(8.1)	(8.1)	(18.2)	(16.1)
Restructuring expense	(1.3)	(0.1)	(3.5)	(0.3)
Total operating income (loss)	$24.1	$11.9	$25.8	$(9.9)

Net sales by geographic area for the three and six months ended June 30, 2018 and 2017 are as follows (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
United States	$203.5	$140.9	$347.8	$250.2
Other North America	12.7	8.6	20.5	15.1
Europe	188.7	156.9	339.0	277.2
Asia	27.3	33.8	47.6	58.1
Middle East	37.3	22.6	71.1	46.7
Central and South America	10.7	7.9	20.6	12.1
Africa	2.5	8.4	6.4	13.4
Caribbean	0.4	3.0	1.3	3.5
Australia	12.2	12.5	27.1	24.1
Total	$495.3	$394.6	$881.4	$700.4

Net sales by product for the three and six months ended June 30, 2018 and 2017 are as follows (in millions):

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cranes	$409.2	$314.6	$716.7	$543.0
Aftermarket parts and other*	86.1	80.0	164.7	157.4
Total net sales	$495.3	$394.6	$881.4	$700.4

*Other revenue consists of revenue related to miscellaneous CraneCare services such as trainings and field    service work.

14.  Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2018. As of December 31, 2017, there was an immaterial amount of financial assets and liabilities that were accounted for at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2018
($ in millions)	Level 1	Level 2	Level 3	Total
Current Liabilities:
Foreign currency exchange contracts	$—	$3.4	$—	$3.4
Total current liabilities at fair value	$—	$3.4	$—	$3.4

The fair value of the Company's 2021 Notes was approximately $290.5 million and $297.3 million as of June 30, 2018 and December 31, 2017, respectively. See Note 7, “Debt,” for a description of the debt instruments and their related carrying values.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company estimates the fair value of its 2021 Notes based on quoted market prices; because these markets are typically thinly traded, the assets and/or liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 8, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the ABL Revolving Credit Facility, approximate fair value, without being discounted as of June 30, 2018 and December 31, 2017, due to the short-term nature of these instruments.

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

15.  Commitments and Contingencies

Product liability reserves in the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 were $21.2 million and $20.8 million, respectively, and were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

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

16.  Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at the inception of the order to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with Topic 840. If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The deferred revenue included in other current and non-current liabilities as of June 30, 2018 and December 31, 2017 was $32.2 million and $29.7 million, respectively.  The total amount of buyback commitments given by the Company and outstanding as of June 30, 2018 and December 31, 2017 was $26.6 million and $28.2 million, respectively.  These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the units.  The buyback commitments expire at various times through 2026.

As of June 30, 2018 and December 31, 2017, the Company had reserved $35.9 million and $35.2 million, respectively, for warranty claims included in product warranties, as well as other non-current liabilities in the Condensed Consolidated Balance Sheets. In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects for periods ranging from 12 to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the six months ended June 30, 2018 and the year ended December 31, 2017:

($ in millions)	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Balance at beginning of period	$35.2	$28.6
Accruals for warranties issued during the period	12.4	34.6
Settlements made (in cash or in kind) during the period	(11.3)	(29.9)
Currency translation	(0.4)	1.9
Balance at end of period	$35.9	$35.2

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

The components of periodic benefit costs for the three and six months ended June 30, 2018 and June 30, 2017 are as follows:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
($ in millions)	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1	$—	$1.0	$0.2
Interest cost of projected benefit obligations	1.3	0.5	0.2	2.6	1.0	0.4
Expected return on plan assets	(1.5)	(0.4)	—	(3.0)	(0.8)	—
Amortization of prior service cost	—	—	(0.7)	—	—	(1.4)
Amortization of actuarial net loss	0.8	0.4	0.2	1.6	0.8	0.4
Net periodic benefit costs	$0.6	$1.0	$(0.2)	$1.2	$2.0	$(0.4)

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
($ in millions)	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$—	$—	$0.9	$0.1
Interest cost of projected benefit obligations	1.4	0.4	0.3	2.7	1.0	0.5
Expected return on plan assets	(1.3)	(0.3)	—	(2.5)	(0.7)	—
Amortization of prior service cost	—	—	(0.4)	—	—	(0.7)
Amortization of actuarial net loss	0.8	0.4	0.1	1.6	0.8	0.2
Net periodic benefit costs	0.9	1.0	0.0	1.8	2.0	0.1

The components of net periodic benefit cost other than the service cost component are included in the line item “other income (expense) - net” in the Condensed Consolidated Statement of Operations.

18.  Restructuring

During the three months ended June 30, 2018 and 2017, the Company incurred $3.8 million and $5.9 million of restructuring expense, respectively. During the six months ended June 30, 2018 and 2017, the Company incurred $10.0 million and $17.6 million of restructuring expense, respectively. The costs for the three and six months ended June 30, 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler crane production to Shady Grove, PA and costs associated with headcount reductions in Europe. Costs for the three and six months ended June 30, 2017, related primarily to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil and severance costs associated with headcount reductions in North America.

The following is a roll-forward of the Company's restructuring activities for the six months ended June 30, 2018 ($ in millions):

	Restructuring Reserve Balance as of December 31, 2017	Restructuring Expenses	Use of Reserve	Reserve Reclassification	Restructuring Reserve Balance as of June 30, 2018
Total	$5.6	$10.0	$10.7	$(0.5)	$4.4

19.  Recent Accounting Changes and Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting,” which aligns the accounting for nonemployee share-based payments with employee share-based payments under Topic 718. The standard is effective for annual periods beginning after December 15, 2018, including interim periods therein. The adoption of the ASU will not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12 “Targeted Improvements to Accounting for Hedging Activities,” which amends ASC 815, “Derivatives and Hedging.” The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The effective date is fiscal 2019, with early adoption permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07 “Compensation - Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  This ASU amends ASC 715, “Compensation – Retirement Benefits,” to require employers that present a measure of operating income in their statement of operations to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit and settlement and curtailment effects, are to be included in nonoperating expenses. This ASU also allows only the service cost component of net benefit cost to be capitalized (for example, as a cost of inventory). The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the Condensed Consolidated Statement of Operations and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets, and is effective for public companies for fiscal years beginning after December 15, 2017. As a result of the adoption of ASU No. 2017-07, the Company reclassified approximately $1.9 million and $3.8 million to other income (expense) – net from engineering, selling, and administrative expense on the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017, respectively, as the ASU was retrospectively adopted. The result was an increase in operating income with no impact to net earnings.

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

In August 2016, the FASB issued ASU No. 2016-15 - “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice and affects all entities required to present a statement of cash flows under Topic 230.  This standard will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As a result of the adoption of ASU No. 2016-15 the Company reclassified $146.3 million of operating cash flows to investing cash flows for the six months ended June 30, 2017.

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

In February 2016, the FASB issued ASU 2016-02 - “Leases,” which is intended to improve financial reporting on leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company plans to adopt this guidance effective January 1, 2019 using the modified retrospective approach. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

Results of Operations

Performance during the Quarter Ended June 30, 2018 Compared with the Quarter Ended June 30, 2017

Net Sales, Orders and Backlog

Consolidated net sales for the three months ended June 30, 2018 increased 25.5% to $495.3 million from $394.6 million in the same period in 2017. This increase was attributable to higher crane shipments across all regions. Consolidated net sales were favorably impacted by $15.8 million from changes in foreign currency exchange rates.

Orders for the three months ended June 30, 2018 increased 13.5% to $430.8 million from $379.5 million for the same period in 2017. The increase was mainly due to improvements in the commercial construction and petrochemical end markets in the Americas. Orders were also favorably impacted by $10.5 million due to changes in foreign currency exchange rates.

As of June 30, 2018, total backlog was $692.1 million, a 40.9% increase from the June 30, 2017 backlog of $491.2 million. Backlog was favorably impacted by $5.3 million year over year due to changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended June 30, 2018 was $90.5 million, an increase of $14.2 million compared to $76.3 million for the three months ended June 30, 2017. This increase was mainly due to the increase in sales volume discussed above and $3.9 million of favorable changes in foreign currency exchange rates. This was partially offset by increased raw material input costs and unfavorable product mix.

As a result of increased raw material costs and unfavorable product mix, gross profit percentage decreased in the three months ended June 30, 2018 to 18.3% from 19.3% in the same period in 2017.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses (“ES&A”) increased 6.3% to $62.1 million for the three months ended June 30, 2018 compared to $58.4 million for the three months ended June 30, 2017.  This increase was primarily due to $2.3 million from changes in foreign currency exchange rates and additional expenses incurred in the second quarter of 2018 related to trade shows.

Restructuring Expense

During the three months ended June 30, 2018 and 2017, the Company incurred $3.8 million and $5.9 million of restructuring expense, respectively. The costs for the three months ended June 30, 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler production to Shady Grove, PA and costs associated with headcount reductions in Europe. Costs for the three months ended June 30, 2017, related primarily to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil and severance costs associated with headcount reductions in North America

Operating Income (Loss)

Operating income increased $12.2 million to $24.1 million for the three months ended June 30, 2018, compared to $11.9 million for the three months ended June 30, 2017.  This increase was primarily due to increases in sales volumes and reduced restructuring expenses as discussed above. This was partially offset by increased ES&A expenses year over year as discussed above. The Company's operating income was favorably impacted by $1.7 million from changes in foreign currency exchange rates.

Other Income (Expense)- Net

Other income decreased by $6.8 million to expense of $5.6 million in the second quarter of 2018 from income of $1.2 million in the second quarter of 2017. This increase was primarily due to $8.8 million of unfavorable changes in foreign currency exchange rates compared to the second quarter of 2017, partially offset by a $1.0 million decrease in other components of net periodic pension costs year over year.

Provision (Benefit) for Taxes on Income

For the three months ended June 30, 2018 and 2017, the Company recorded income tax benefit of $1.2 million and expense of $2.3 million, respectively. During the three months ended June 30, 2018, a discrete tax benefit of $4.8 million was recorded, driving the decrease in the Company’s tax expense for the three months ended June 30, 2018. This was partially offset by additional tax expense in foreign jurisdictions.  In addition to the above, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates. The Company has significant valuation allowances in the United States, Germany, and UK. It is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances in the company’s UK businesses within the next 12 months may result in a reduction of deferred tax asset valuation allowances by up to £15 million.

Performance during the Six Months Ended June 30, 2018 Compared with the Six Months Ended June 30, 2017

Net Sales, Orders and Backlog

Consolidated net sales for the six months ended June 30, 2018 increased 25.8% to $881.4 million from $700.4 million for the same period in 2017. This increase was attributable to higher crane shipments across all regions. Consolidated net sales were favorably impacted by $41.2 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the six months ended June 30, 2018 was $158.9 million, an increase of $30.7 million compared to $128.2 million for the same period in 2017. This increase was mainly due to the increase in sales volume discussed above, partially offset by increased raw material input costs and unfavorable product mix.

As a result of increased raw material costs and unfavorable product mix, gross profit percentage decreased in the six months ended June 30, 2018 to 18.0% from 18.3% in the same period in 2017.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased 2.3% to $122.5 million for the six months ended June 30, 2018  compared to $119.8 million for the same period in 2017. 2018 ES&A was adversely affected by $5.9 million from changes in foreign currency exchange rates, which was the primary reason for the year over year increase.

Restructuring Expense

During the six months ended June 30, 2018 and 2017, the Company incurred $10.0 million and $17.6 million of restructuring expense, respectively. The costs for the six months ended June 30, 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler production to Shady Grove, PA and costs associated with headcount reductions in Europe. Costs for the six months ended June 30, 2017, related primarily to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil and severance costs associated with headcount reductions in North America

Operating Income (Loss)

Operating income increased $35.7 million to $25.8 million for the six months ended June 30, 2018, compared to an operating loss of $9.9 million for the same period in 2017.  This increase was primarily due to increases in sales volumes and reduced restructuring expenses as discussed above. The Company's operating income (loss) was favorably impacted by $3.8 million from changes in foreign currency exchange rates.

Other Income (Expense)- Net

Other expense increased by $2.0 million to $2.9 million in the six months ended June 30, 2018 from $0.9 million for the same period in 2017. This increase was primarily due to $7.3 million of unfavorable changes in foreign currency exchange rates compared to the same period in 2017. This was partially offset by $2.1 million of gains on the disposals of property, plant and equipment and a $2.1 million decrease in other components of net periodic pension costs year over year.

Provision (Benefit) for Taxes on Income

For the six months ended June 30, 2018 and 2017, the Company recorded income tax expense of $2.7 million and $3.8 million, respectively. The decrease in the Company’s tax expense for the six months ended June 30, 2018 relative to the prior year relates primarily to the discrete tax benefit recorded during the three months ended June 30, 2018. This was partially offset by additional tax expense in foreign jurisdictions. In addition to the above, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates. The Company has significant valuation allowances in the United States, Germany, and UK. It is reasonably possible that sufficient positive evidence required to release all, or a portion, of certain valuation allowances in the company’s UK businesses within the next 12 months may result in a reduction of deferred tax asset valuation allowances by up to £15 million.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 13, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Dollar Change	Percentage Change	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Dollar Change	Percentage Change
Net Sales
Americas	$227.3	$160.4	$66.9	41.7%	$390.2	$280.9	$109.3	38.9%
EURAF	191.2	165.3	25.9	15.7%	345.4	290.6	54.8	18.9%
MEAP	76.8	68.9	7.9	11.5%	145.8	128.9	16.9	13.1%

Segment Operating Income (Loss)
Americas	$14.7	$4.1	$10.6	258.5%	$17.4	$(14.4)	$31.8	220.8%
EURAF	8.1	5.1	3.0	58.8%	11.5	1.3	10.2	784.6%
MEAP	10.7	10.9	(0.2)	(1.8)%	18.6	19.6	(1.0)	(5.1)%

Americas

Americas net sales increased 41.7% for the three months ended June 30, 2018 to $227.3 million from $160.4 million for the three months ended June 30, 2017. The increase was primarily due to shipments of cranes for the commercial construction and energy end markets.

Americas operating income increased $10.6 million for the three months ended June 30, 2018 to $14.7 million from $4.1 million for the three months ended June 30, 2017. The increase was primarily due to increased volume on crane shipments and $3.2 million of lower restructuring expenses, partially offset by $0.6 million of higher ES&A expense due to trade shows held in the second quarter of 2018.

Americas net sales increased 38.9% for the six months ended June 30, 2018 to $390.2 million from $280.9 million for the six months ended June 30, 2017. The increase was primarily due to shipments of cranes for the commercial construction and energy end markets.

Americas operating income increased $31.8 million for the six months ended June 30, 2018 to $17.4 million from a loss of $14.4 million for the six months ended June 30, 2017. The increase was primarily due to increased volume on crane shipments, $11.9 million of lower restructuring expenses and $2.5 million of lower ES&A expense due to the tri-annual ConExpo trade show held in the first quarter of 2017.

EURAF

EURAF net sales increased 15.7% for the three months ended June 30, 2018 to $191.2 million from $165.3 million for the three months ended June 30, 2017. The increase was primarily due to shipments of cranes for the commercial construction end market. EURAF net sales were also favorably impacted by approximately $12.6 million from favorable changes in foreign currency exchange rates.

EURAF operating income increased $3.0 million for the three months ended June 30, 2018 to $8.1 million from $5.1 million for the three months ended June 30, 2017. The increase was primarily due to increased volume on crane shipments offset by $2.5 million of higher ES&A expense mainly due to trade shows held during 2018. EURAF operating income was also favorably impacted by approximately $2.9 million from favorable changes in foreign currency exchange rates.

EURAF net sales increased 18.9% for the six months ended June 30, 2018 to $345.4 million from $290.6 million for the six months ended June 30, 2017. The increase was primarily due to shipments of cranes for the commercial construction end market. EURAF net sales were also favorably impacted by approximately $33.0 million from favorable changes in foreign currency exchange rates.

EURAF operating income increased $10.2 million for the six months ended June 30, 2018 to $11.5 million from $1.3 million for the six months ended June 30, 2017. The increase was primarily due to increased volume on crane shipments offset by $0.9 million of higher restructuring expense year over year due to severance costs from headcount reductions and $3.5 million of higher ES&A expense due to trade shows held during 2018. EURAF operating income was also favorably impacted by approximately $7.8 million from favorable changes in foreign currency exchange rates.

MEAP

MEAP net sales increased 11.5% for the three months ended June 30, 2018 to $76.8 million from $68.9 million for the three months ended June 30, 2017. The increase was primarily due to shipments of cranes for the commercial construction and oil and gas end markets. MEAP net sales were also favorably impacted by approximately $3.1 million from favorable changes in foreign currency exchange rates.

MEAP operating income decreased $0.2 million for the three months ended June 30, 2018 to $10.7 million from $10.9 million for the three months ended June 30, 2017. The decrease was primarily due to unfavorable product mix and $0.4 million of higher ES&A expense year over year. MEAP operating income was also favorably impacted by approximately $0.6 million from favorable changes in foreign currency exchange rates.

MEAP net sales increased 13.1% for the six months ended June 30, 2018 to $145.8 million from $128.9 million for the six months ended June 30, 2017. The increase was primarily due to shipments of cranes for the commercial construction, oil and gas and mining end markets. MEAP net sales were also favorably impacted by approximately $8.2 million from favorable changes in foreign currency exchange rates.

MEAP operating income decreased $1.0 million for the six months ended June 30, 2018 to $18.6 million from $19.6 million for the six months ended June 30, 2017. The decrease was primarily due to unfavorable product mix, partially offset by $0.2 million of reduced ES&A expense year over year. MEAP operating income was also favorably impacted by approximately $1.4 million from favorable changes in foreign currency exchange rates.

Financial Condition

First Six Months of 2018

Cash, cash equivalents and restricted cash balance as of June 30, 2018 totaled $83.7 million, a decrease of $39.3 million from the December 31, 2017 balance of $123.0 million.  The decrease in the cash balance for the six months ended June 30, 2018 was primarily due to a $31.6 million increase in working capital of which $23.2 million was related to incentive compensation payments which were earned in the prior year, $16.6 million of semi-annual interest paid on the 2021 Notes and $15.2 million of capital expenditures. This was partially offset by $8.4 million of proceeds from the sale of property, plant and equipment.

Cash flows used for operating activities of continuing operations for the first six months of 2018 were $280.8 million and were primarily driven by a lower advance rate for trade receivables sold to the Company’s securitization program resulting in $250.7 million of cash flows being reported in cash provided by investing activities, increased receivables and inventories since December 31, 2017 and payments of incentive compensation earned in the prior year. This is consistent with historical seasonal working capital needs, as the Company builds inventory in anticipation of the summer construction season in the northern hemisphere.

Cash flows provided by investing activities of continuing operations were $243.9 million for the first six months of 2018 and consisted of $250.7 million of cash collections on accounts receivable sold to the Company’s securitization program and proceeds from sales of property, plant and equipment of $8.4 million, which was primarily related to the sale of the corporate headquarters in Manitowoc, Wisconsin during the first quarter of 2018. This was partially offset by capital expenditures of $15.2 million, with the majority related to equipment purchases in North America and Europe.

Cash flows used for financing activities of continuing operations were $1.0 million for the first six months of 2018 and consisted of $3.0 million of payments on long-term debt partially offset by $2.0 million of cash from exercises of stock options.

First Six Months of 2017

Cash, cash equivalents and restricted cash balance as of June 30, 2017 totaled $29.2 million, a decrease of $44.7 million from the December 31, 2016 balance of $73.9 million. The decrease in the cash balance for the six months ended June 30, 2017 was primarily due to a $17.4 million increase in working capital, $16.6 million of semi-annual interest paid on the 2021 Notes and $11.9 million of capital expenditures. This was partially offset by $10.3 million of proceeds from the revolving credit facility and $5.3 million of proceeds from the sale of property, plant and equipment.

Cash flows used for operating activities of continuing operations for the first six months of 2017 were $190.7 million and were primarily driven by a lower advance rate for trade receivables sold to the Company’s securitization program resulting in $146.3 million of cash flows being reported in cash provided by investing activities, increased inventories and accrued expenses since December 31, 2016 and reduced sales volume. This is consistent with historical seasonal working capital needs, as the Company builds inventory in anticipation of the summer construction season in the northern hemisphere.

Cash flows provided by investing activities of continuing operations were $139.9 million for the first six months of 2017 and consisted of $146.3 million of cash collections on accounts receivable sold to the Company’s securitization program and proceeds from sales of property, plant and equipment of $5.3 million. This was partially offset by capital expenditures of $11.9 million, with the majority related to equipment purchases in North America and Europe.

Cash flows provided by financing activities of continuing operations were $5.5 million for the first six months of 2017 and consisted of proceeds from the revolving credit facility of $10.3 million and $2.9 million of cash from exercises of stock options, offset by net cash paid on long-term debt and receivables financing costs.

Liquidity and Capital Resources

Outstanding debt as of June 30, 2018 and December 31, 2017 is summarized as follows:

($ in millions)	June 30, 2018	December 31, 2017
Revolving credit facility	$—	$—
Senior notes due 2021	253.1	251.9
Other	22.0	26.1
Deferred financing costs	(2.7)	(3.1)
Total debt	272.4	274.9
Less current portion and short-term borrowings	(7.0)	(8.2)
Long-term debt	$265.4	$266.7

See additional discussion of the credit facilities and Senior Notes in Note 7, “Debt,” of the Condensed Consolidated Financial Statements.

The Company’s liquidity position at June 30, 2018 and December 31, 2017 is summarized as follows:

(in millions)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$83.5	$119.2
Revolver borrowing capacity	128.9	118.1
Less: Borrowings on revolver	—	—
Less: Outstanding letters of credit	(14.4)	(14.4)
Total liquidity	$198.0	$222.9

The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs in the foreseeable future.

The Company has not provided for additional U.S. income taxes on approximately $608.3 million of undistributed earnings of consolidated non-U.S. subsidiaries included in stockholders’ equity. Such earnings could become taxable upon sale or liquidation of these non-U.S. subsidiaries or upon dividend repatriation of cash balances. It is not practicable to estimate the amount of the unrecognized tax liability on such earnings. At June 30, 2018, approximately $47.4 million of the Company’s total cash and cash equivalents were held by its foreign subsidiaries. This cash is associated with earnings that the Company has asserted are permanently reinvested. The Company has no current plans to repatriate material amounts of cash or cash equivalents held by its foreign subsidiaries because it plans to reinvest such cash and cash equivalents to support its operations and continued growth plans outside the U.S. through the funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of these operations. Further, although the Company has not generated cash from operations in the current period, the Company does not currently forecast a need for these funds in the U.S. because its future U.S. operations and debt service will be supported by the cash generated by its U.S. operations which are supported by the ABL Revolving Credit Facility as a source of liquidity during times of short term cash needs.  As of June 30, 2018, total availability under the facility was $128.9 million, of which $117.8 million was dedicated to U.S. borrowers.

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

The Company’s Adjusted EBITDA and Adjusted operating income for the three months ended June 30, 2018 was income of $37.5 million and $28.4 million, respectively. The Company’s Adjusted EBITDA and Adjusted operating income for the six months ended June 30, 2018 was income of $54.6 million and $36.4 million, respectively. The Company’s Adjusted EBITDA and Adjusted operating income for the three months ended June 30, 2017 was income of $27.2 million and $17.9 million, respectively. The Company’s Adjusted EBITDA and Adjusted operating income for the six months ended June 30, 2017 was income of $28.3 million and $8.4 million, respectively. The reconciliation of GAAP net income to EBITDA, and further to Adjusted EBITDA and to Adjusted operating income for the three and six months ended June 30, 2018 and 2017 is as follows ($ in millions):

	Three Months Ended		Six Months Ended
($ in millions)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income (loss)	$9.7	$0.5	$(0.3)	$(35.5)
Loss from discontinued operations, net of income taxes	0.2	0.2	0.2	0.2
Interest expense and amortization of deferred financing fees	9.8	10.1	20.3	20.7
Provision (benefit) for income taxes	(1.2)	2.3	2.7	3.8
Depreciation expense	9.1	9.3	18.2	19.9
Amortization of intangible assets	0.1	0.3	0.2	0.7
EBITDA	27.7	22.7	41.3	9.8
Restructuring expense	3.8	5.9	10.0	17.6
Asset impairment expense	0.4	—	0.4	—
Other (income) expense - net (1)	5.6	(1.4)	2.9	0.9
Adjusted EBITDA	37.5	27.2	54.6	28.3
Depreciation expense	(9.1)	(9.3)	(18.2)	(19.9)
Non-GAAP adjusted operating income	28.4	17.9	36.4	8.4
Restructuring expense	(3.8)	(5.9)	(10.0)	(17.6)
Amortization of intangible assets	(0.1)	(0.3)	(0.2)	(0.7)
Asset impairment expense	(0.4)	—	(0.4)	—
Other operating costs and expenses	—	0.2	—	—
GAAP operating income (loss)	$24.1	$11.9	$25.8	$(9.9)

(1)	Other (income) expense - net includes foreign currency translation adjustments, other components of net periodic pension costs, and other miscellaneous items.

Covenant compliant EBITDA as defined by the ABL Revolving Credit Facility was $93.0 million as of June 30, 2018 on a trailing 12-month basis. The calculation of covenant compliant EBITDA has certain limitations and restrictions on addbacks and has been included for informational purposes only.

As a result of the adoption of Accounting Standard Update 2016-15 - “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” the Company records cash collections on accounts receivable from the Company’s securitization program which are collected at a later date within cash flows from investing activities. The Company uses a non-GAAP measure, Adjusted Operating Cash Flows, to evaluate the business, which is defined as cash flows provided by (used for) operating activities plus cash receipts on sold accounts receivable. Adjusted Operating Cash Flows for the six months ended June 30, 2018 and 2017 is as follows ($ in millions):

	Six Months Ended June 30,
	2018	2017
Net cash used for operating activities:	$(281.0)	$(190.9)
Cash receipts on sold accounts receivable	250.7	146.3
Non-GAAP adjusted operating cash flows:	(30.3)	(44.6)

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

Item 6.  Exhibits

Exhibit No.	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows and (v) related notes.	X	(1)

(1)	Filed Herewith
(2)	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2018	The Manitowoc Company, Inc.
(Registrant)

/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer