Form 10-K
period 2018-12-31
MANITOWOC CO INC
filed 2019-02-13
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 1-11978

The Manitowoc Company, Inc.

(Exact name of registrant as specified in its charter)

Wisconsin	39-0448110
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

11270 West Park Place Suite 1000
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

The Aggregate Market Value on June 29, 2018, of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $909 million based on the closing per share price of $25.86 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2019, the most recent practicable date, was 35,603,164.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Shareholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

THE MANITOWOC COMPANY, INC.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2018

Cautionary Statements Regarding Forward-Looking Information

All of the statements in this Annual Report on Form 10-K, other than historical facts, are forward-looking statements, including, without limitation, the statements made in the “Management's Discussion and Analysis of Financial Condition and Results of Operations.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations and beliefs relating to matters that are not historical in nature. The words “could,” “should,” “may,” “feel,” “anticipate,” “aim,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “intent,” “plan,” “will,” “foresee,” “project,” “forecast,” or the negative thereof or variations thereon, and similar expressions identify forward-looking statements.

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

•	unanticipated changes in revenues, margins, costs, and capital expenditures;
•	the ability to increase operational efficiencies across Manitowoc’s businesses and to capitalize on those efficiencies;
•	the ability to significantly improve profitability;
•	the risks associated with overall economic growth or contraction;
•	changes in raw material and commodity prices;
•	impairment of goodwill and/or intangible assets;
•	foreign currency fluctuation and its impact on reported results and hedges in place with Manitowoc;
•	the ability to focus on customers, new technologies, and innovation;
•	uncertainties associated with new product introductions, the successful development and market acceptance of new and innovative products that drive growth;
•	actions of competitors;
•	potential delays or failures to implement specific initiatives within the Company’s restructuring programs;
•

issues relating to the ability to timely and effectively execute on manufacturing strategies, including issues relating to plant closings, new plant start-ups, and/or consolidations of existing facilities and operations, and the ability to achieve the expected benefits from such actions, as well as general efficiencies and capacity utilization of the Company’s facilities;

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

PART I

Item 1. BUSINESS

General

The Manitowoc Company, Inc. (“Manitowoc”, the “Company”, “we”, “us” and “our”) was founded in 1902 and has over a 116-year tradition of providing high-quality, customer-focused products and support services to our markets, and for the year ended December 31, 2018, we had net sales of approximately $1.8 billion. Manitowoc is one of the world’s leading providers of engineered lifting solutions. We design, manufacture, market, sell and support one of the most comprehensive product lines of mobile telescopic cranes, tower cranes, lattice-boom crawler cranes and boom trucks. Our crane products are principally marketed under the Manitowoc, Grove, Potain and National Crane brand names. We support customers globally with financing and leasing options through Manitowoc Finance, which is a program that utilizes third-party leasing companies. We serve a wide variety of customers, including dealers, rental companies, contractors and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure and residential construction end markets. Additionally, our Manitowoc Crane Care offering leverages Manitowoc’s installed base of approximately 144,000 cranes to provide aftermarket parts and services to enable our customers to manage their fleets more effectively and deliver best in class total cost of ownership. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc Crane Care provides us with a consistent stream of recurring aftermarket revenue. We are a Wisconsin corporation, and our principal executive offices are located at 11270 West Park Place, Suite 1000, Milwaukee, Wisconsin 53224.

Unless otherwise indicated, references to Manitowoc, the Company, we and us refer to The Manitowoc Company, Inc. and its consolidated subsidiaries.

The Manitowoc Way

The Manitowoc Way is a culture of continuous improvement which encompasses the core values and growth strategies that add value for our key stakeholders - customers, shareholders and employees. Customers are the priority of The Manitowoc Way as we build strong relationships by listening to them, understanding their needs and quickly responding with creative products and services. As shareholders understand the value-driven relationship we prioritize with our customers, they continue to invest resources in order to support our growth.

Employee commitment to the goals and vision of The Manitowoc Way enables us to use those resources to create a stronger organization. The Manitowoc Way empowers employees to develop innovative products and services that meet the needs of our customers. The culture of The Manitowoc Way fosters employee engagement to quickly recognize opportunities and to capitalize on them to add value. Innovation and velocity are the core of The Manitowoc Way, driving differentiation from our competitors.

Products & Services

We design, manufacture and distribute a diversified line of crawler-mounted lattice-boom cranes, which we sell under the Manitowoc brand name. We also design and manufacture an expansive line of top-slewing and self-erecting tower cranes, which we sell under the Potain brand name. We design and manufacture mobile telescopic cranes, which we sell under the Grove brand name, and a comprehensive line of hydraulically powered telescopic boom trucks, which we sell under the National Crane brand name. We also provide crane product parts and services and crane rebuilding, remanufacturing and training services, which are delivered under the Manitowoc Crane Care brand name. In some cases our products are manufactured for us or distributed for us under strategic alliances. Our crane products are used in a wide variety of applications throughout the world, including energy production/distribution and utility, petrochemical and industrial, infrastructure, such as road, bridge and airport construction, as well as commercial and residential construction.

We sell our entire product offering and full line of services in most regions of the world. Moreover, we report under a geographic reporting structure to better align with the location of our customers and the unique market dynamics of each geographic region. The main products we sell in each region are:

Lattice-boom crawler cranes.   Under the Manitowoc brand name, we design, manufacture, market and sell lattice-boom crawler cranes. Lattice-boom crawler cranes weigh less and provide higher lifting capacities than a mobile telescopic crane of similar boom length. The lattice-boom crawler cranes are the only category of crane that can pick and move simultaneously with a full-rated load. The lattice-boom sections, together with the crane base, are transported to and erected at a project site. We offer our lattice-boom crawler crane customers various attachments that provide our cranes with greater capacity in terms of height, movement and lifting.

These cranes are used to lift material and equipment in a wide variety of applications, including heavy construction, bridge and highway, infrastructure and energy-related projects. These cranes are also used by the value-added crane rental industry, which serves all the aforementioned end markets. Lattice boom crawler cranes are produced in the U.S.

Tower cranes.   Under the Potain brand name, we design, manufacture, market and sell tower cranes primarily used in the commercial and residential construction end markets. Tower cranes offer the ability to lift and distribute material at the point of use, more quickly and accurately than other types of lifting machinery, without utilizing substantial square footage on the ground. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self-erecting and special cranes for large building projects. Top-slewing cranes are the most traditional form of tower cranes. Self-erecting cranes are bottom-slewing cranes which have a counterweight located at the bottom of the mast and are able to be erected, used and dismantled on job sites without assist cranes.

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

Mobile telescopic cranes.   Under the Grove, Shuttlelift and National Crane brand names, we design, manufacture, market and sell mobile telescopic cranes utilized in industrial, commercial, construction and maintenance applications. Mobile telescopic cranes consist of a telescopic boom mounted on a carrier with the ability to easily move in or between job sites, with some permitted on public roadways. We currently offer the following six types of mobile telescopic cranes: rough-terrain, all-terrain, truck-mounted, telescopic crawler, industrial and boom truck.

Rough-terrain cranes are designed to lift materials and equipment on rough or uneven terrain, and their versatility allows them to carry out many different lifts within the boundaries of given sites. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to a job site. Rough-terrain cranes are produced in the U.S. and Italy.

All-terrain cranes are versatile cranes designed to perform a wide range of lifts on rough or uneven terrain. These cranes are highly maneuverable and roadable at highway speeds. All-terrain cranes are produced in Germany.

Truck-mounted cranes provide simple set-up, long reach, high capacity booms and are roadable at highway speeds. These cranes are produced in the U.S.

Telescopic crawler cranes are designed to lift materials on rugged terrain. These cranes consist of a telescopic boom superstructure mounted on a crawler crane chassis. These cranes combine excellent gradeability and lift capacity with 100 percent pick and carry capabilities. These cranes are purchased as complete units from a strategic manufacturer.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling applications. These cranes allow for lifting and carrying loads on a smooth, flat surface. We manufacture industrial cranes in the U.S. under the Grove and Shuttlelift brand names.

We offer our hydraulic boom truck products under the National Crane brand name. A boom truck is a hydraulically powered telescopic crane mounted on a conventional truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site. These cranes are produced in the U.S.

Backlog, orders and customers. The year-end backlog of products includes accepted orders that have been placed on a production schedule that we expect to be shipped and billed primarily within one year. Our backlog of unfilled orders at December 31, 2018, 2017 and 2016 was $670.6 million, $606.6 million and $323.8 million, respectively. Our backlog at the end of 2018 increased from the end of 2017 due primarily to higher customer demand for mobile hydraulic products in the Americas region, partially offset by slowing demand for our products in the EURAF and MEAP regions.

Orders for the year ended December 31, 2018 increased 3% to $1,910.7 million from $1,864.2 million for the same period in 2017. The increase was due to strengthening demand for our mobile hydraulic and towers products in the Americas region, along with increased aftermarket demand across all regions. This was partially offset by slowing demand for new cranes in the Europe and Africa (“EURAF”) and Middle East and Asia Pacific (“MEAP”) regions. Orders were favorably impacted by $24.4 million year over year due to changes in foreign currency exchange rates.

We do not have any customers that individually comprise more than 10% of our consolidated net sales.

Manufacturing

We operate ten manufacturing facilities (including remanufacturing facilities) that utilize a variety of processes. In general, the manufacturing process involves the fabrication and machining of raw materials, primarily steel, which are then manufactured into sub-assemblies. Sub-assemblies are then assembled with purchased components into a complete machine. In our manufacturing operations, we maintain advanced manufacturing, quality assurance and testing equipment and utilize extensive process automation. We have also invested in Product Verification Centers at our major manufacturing facilities to support new product development, testing and qualification of sub-systems and final product designs.

We train employees dedicated to leading the implementation of The Manitowoc Way, a business system that seeks to enhance customers' experiences with our products and services. Our team is comprised of members with diverse backgrounds in quality, lean principles, finance, product and process engineering. The Manitowoc Way includes lean tools to eliminate waste from processes to provide better value for customers, and it assesses customer satisfaction and implements measures to improve customer experiences. The Manitowoc Way improvement projects have contributed to manufacturing efficiency gains, materials management improvements, steady quality improvements and reduction of lead times, as well as enabled us to free up manufacturing space.

Raw Materials and Supplies

We purchase a wide variety of raw materials to manufacture our products. Our primary raw materials are structural and rolled steel, which are purchased from various domestic and international suppliers. We also purchase engines and electrical equipment and other semi- and fully-processed materials. Our policy is to maintain alternate sources of supply for our critical materials and parts wherever possible, and by doing so, we mitigate the risk of being dependent on a single source for any particular raw material or supply.

Patents, Trademarks, and Licenses

We utilize patent rights to protect our intellectual property and our position as a leading provider of engineered lift solutions. We hold numerous patents across the world pertaining to our products and also have pending applications for additional patents. In addition, we have various registered and unregistered trademarks, copyrights and licenses. We believe our patents, trademarks and copyrights are adequately protected in customary fashions under applicable laws. We actively enforce our patents, trademarks and copyrights and this intellectual property, in which we have invested, is collectively of material importance to our business.

Seasonality

Our first quarter is typically the slowest quarter of the year due to seasonal conditions in the northern hemisphere impacting customer buying behavior.

Competition

We sell all of our products in highly competitive end markets. We compete in each of our end markets based on product design, quality of products and aftermarket support services, product performance, maintenance costs, energy and resource savings and other contributions to sustainability and price. Given the potential for equipment failure causing expensive operational disruption, our customers generally view quality and reliability as critical factors in their purchasing decision. We believe that we benefit from the following competitive advantages which create customer loyalty: strong brand names with competitive resale values, a reputation for quality and reliable products and aftermarket support and solution services, an established network of global distributors and customer relationships, broad product line offerings in the markets we serve and a commitment to customer-focused engineering design and product innovation. The following table sets forth our primary competitors:

Products	Primary Competitors
Tower Cranes	Comansa; Terex Comedil/Peiner; Liebherr; FM Gru; Jaso; Raimondi; Vicario; Saez; Benazzato; Cattaneo; Zoomlion; Yongmao; and Wolffkran

Mobile Telescopic Cranes	Liebherr; Link-Belt; Terex; Tadano; XCMG; Kato; Locatelli; Broderson; Sany; Manitex; Altec; Elliott; Hitachi Sumitomo; Kobelco; Sumitomo/Link-Belt; and Zoomlion

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

Our team of engineers focuses on developing high performance, low maintenance, innovative products intended to create significant brand loyalty among customers. Design engineers work closely with our manufacturing, marketing staff and customers, enabling us to identify changing end-user requirements, implement new technologies and effectively introduce product innovations. Closely managed relationships with dealers, distributors and end users help us identify their needs, not only for products, but for the service and support that are critical to their profitable operations. As part of our ongoing commitment to provide superior products, we intend to continue our efforts to design products that meet evolving customer demands and reduce the period from product conception to product introduction.

Employee Relations

As of December 31, 2018, we employed approximately 5,000 people. A large majority of our European employees belong to various European trade unions, we have one trade union in China, one trade union in India and no trade unions in North America. The union contract in India is expected to be renegotiated in 2019 and involves 124 employees.

Available Information

We make available, free of charge at our website site (www.manitowoc.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy statements and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Although some documents available on our website are filed with the SEC, the information generally found on our website is not part of this or any other report we file with or furnish to the SEC.

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

We use large amounts of steel, among other items, in the manufacture of our products. Occasionally, market prices of some of our key raw materials increase significantly, including as a result of tariffs or other trade barriers. If in the future we are not able to reduce product costs in other areas or pass raw material price increases on to our customers, our margins could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers - including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, weather emergencies or other natural disasters - may impair our ability to satisfy our customers and could adversely affect our financial performance.

The Company purchases certain branded cranes and parts under strategic alliances from third-party suppliers which are then sold into our markets. If we are not able to effectively manage pricing from these suppliers, our financial performance could be adversely affected. Likewise, if our suppliers terminate these agreements and we are unable to procure alternate products at substantially similar competitive pricing, our financial performance could be adversely affected.

Our goodwill and other intangible assets represent a material amount of our total assets; as a result, impairments have had, and future impairment may have, a material adverse effect on our results of operations.

At December 31, 2018, goodwill and other intangible assets totaled $350.9 million, or about 23% of our total assets. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. Based on that assessment in 2018, we recorded a non-cash goodwill impairment charge of $82.2 million in our EURAF reporting unit. If future operating performance were to fall below current projections or if there are material changes to management’s assumptions, we could be required to recognize additional non-cash charges to operating earnings for goodwill and/or other intangible asset impairment. Goodwill or intangible asset impairments have had, and any future impairments may have, a material adverse effect on our results of operations.

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

We also incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency. We attempt to reduce currency transaction risk whenever one of our operating subsidiaries enters into a material transaction using a different currency than its functional currency by:

•	matching cash receipts and payments in the same currency;
•	direct foreign currency borrowing; and
•	entering into foreign exchange contracts for hedging purposes.

However, we may not be able to hedge this risk completely or at an acceptable cost, which may adversely affect our results of operations, financial condition and cash flows in future periods.

If we do not develop new and innovative products or if customers in our markets do not accept them, our results could be negatively affected.

Our products must be kept current to meet our customers’ needs. To remain competitive, we therefore must develop new and innovative products on an on-going basis. If we fail to make innovations or the market does not accept our new products, our sales and results would likely suffer. We invest significantly in the research and development of new products. These expenditures do not always result in products that will be accepted by the market. To the extent they do not, whether as a function of the product or the business cycle, we will have increased expenses without significant sales to benefit us. Failure to develop successful new products may also cause potential customers to purchase competitors’ products, rather than products manufactured by us.

Because we participate in end markets that are highly competitive, our net sales and profits could decline as we respond, or fail to effectively respond, to competition.

We sell most of our products in highly competitive end markets. We compete in each of those end markets based on product design, quality of products, quality and responsiveness of product support services, product performance, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing and distribution resources than we do. These competitors may, among others:

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

Our ongoing and expected restructuring plans and other cost savings initiatives may not be as effective as we anticipate and we may fail to realize the cost savings and increased efficiencies that we expect from these actions. Our operating results could be negatively affected by our inability to effectively implement such restructuring plans and other cost saving initiatives.

We continually seek ways to simplify or improve processes, eliminate excess capacity and reduce costs in all areas of our operations, which from time to time includes restructuring activities. We have implemented significant restructuring activities across our global manufacturing, sales and distribution footprint, which includes workforce reductions and facility consolidations.

Our restructuring actions may not be as effective as we anticipate, and we may fail to realize the cost savings we expect from these actions. Actual charges, costs and adjustments due to restructuring activities may vary materially from our estimates. Our ability to realize anticipated cost savings, synergies and revenue enhancements may be affected by a number of factors, including our ability to effectively eliminate duplicative back office overhead and overlapping sales personnel, rationalize manufacturing capacity, synchronize information technology systems, consolidate warehousing and distribution facilities, and shift production to more economical facilities. Our restructuring plans will require significant cash and non-cash integration and implementation costs or charges in order to achieve those cost savings, which could offset any such savings and other benefits.

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

For the years ended December 31, 2018, 2017, and 2016, approximately 57%, 61% and 60%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the Company’s international sales is part of our growth strategy. Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:

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

We must comply with all applicable international trade, customs, export controls and economic sanctions laws and regulations of the United States and other countries. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or gifts to foreign governments or officials. The existing presidential administration in the United States has taken, and make take additional, actions that may inhibit international trade by U.S.-based companies. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned parties, and may result in modifications to compliance programs. Violation of these laws or regulations could result in sanctions or fines and could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Our warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims, for which we are not insured or where we cannot recover from our vendors to the extent their materials or workmanship were defective, could materially and adversely affect our financial condition, results of operations and cash flows.

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

We sell a portion of our products through third parties such as distributors, agents and channel partners (collectively referred to as distributors). Using third parties for distribution exposes us to many risks, including competitive pressure, concentration risk, credit risk, and compliance risks. Distributors may sell products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a product, and the loss of these distributors could negatively impact our sales. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

We depend on our key executive officers, managers and skilled personnel and may have difficulty retaining and recruiting qualified employees.

Our success depends to a large extent upon the continued services of our executive officers, senior management personnel, managers and other skilled personnel and our ability to recruit and retain skilled personnel to maintain and expand our operations. We could be affected by the loss of any of our executive officers who are responsible for formulating and implementing our business plan and strategy. In addition, we need to recruit and retain additional management personnel and other skilled employees. However, competition is high for skilled technical personnel among companies that rely on engineering and technology, and the loss of qualified employees or an inability to attract, retain and motivate additional skilled employees required for the operation and expansion of our business could hinder our ability to conduct design, engineering and manufacturing activities successfully and develop marketable products. We may not be able to attract the skilled personnel we require or retain those whom we have trained at our own cost. If we are not able to do so, our business and our ability to continue to grow could be negatively affected and we could face additional competition from those employees who leave and work for our competitors.

Some of our customers may not be able to obtain financing with third parties to purchase our products, and we may incur expenses associated with our assistance to customers in securing third-party financing.

A portion of our sales are financed by third-party finance companies on behalf of our customers. The availability of financing from third parties is affected by general economic conditions, the creditworthiness of our customers and the estimated residual value of our equipment. In certain transactions, we provide residual value guarantees and buyback commitments to our customers or to third-party financial institutions. Deterioration in the credit quality of our customers or the overall health of the finance industry could negatively impact our customers’ ability to obtain the resources needed to make purchases of our equipment or their ability to obtain third-party financing. In addition, if the actual value of the equipment for which we have provided a residual value guaranty declines below the amount of our guaranty, we may incur additional costs, which may negatively impact our financial condition, results of operations and cash flows.

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

Any manufacturing or design defects may also result in product liability claims. Furthermore, customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been or are being used. Certain of our businesses also have experienced claims relating to past alleged asbestos exposure. We have not to date incurred material costs related to these asbestos claims. We vigorously defend ourselves against current claims and intend to do so against future claims. We also maintain certain insurance policies which may limit our financial exposures. Any significant liabilities which are not covered by insurance could have an adverse effect on our financial condition, results of operation and cash flows. Likewise, a substantial increase in the number of claims that are made against us or the amounts of any judgments or settlements could materially and adversely affect our reputation and our financial condition, results of operations and cash flows.

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

An inability to successfully manage information systems, or to adequately maintain these systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation.

In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. We depend on our information systems to successfully manage our business. We have taken steps to maintain adequate data security by implementing security technologies, internal controls, and network and data center resiliency and recovery processes. However, any inability to successfully manage these systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business.

Despite our efforts, our information systems, like those of other companies, are susceptible to damage or interruption due to natural disasters, power loss, telecommunications failures, viruses, breaches of security, system upgrades or new system implementations. Furthermore, our security measures may not detect or prevent all security threats, whether from intentional or inadvertent breaches by our employees or attacks designed to gain unauthorized access to our systems, networks and data, such as denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our customers’ financial, product and other confidential information, result in regulatory actions and legal proceedings, and/or have an adverse effect on our business and reputation.

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

Increasing costs such as labor and overhead costs in the countries in which we operate may erode our profit margins and compromise our price competitiveness. Historically, the low cost of labor in certain of the countries in which we operate has been a competitive advantage but labor costs in these countries, such as China and India, have been increasing. Our profitability also depends on our ability to manage and contain our other operating expenses such as the cost of utilities, factory supplies, factory space costs, equipment rental, repairs and maintenance and freight and packaging expenses. In the event we are unable to manage any increase in our labor and other operating expenses in an environment where revenue does not increase proportionately, our financial results would be adversely affected.

Our operations and profitability could suffer if we experience problems with labor relations.

As of December 31, 2018, we employed approximately 5,000 people. A large majority of our European employees belong to various European trade unions, we have one trade union in China, one trade union in India, and no trade unions in North America. The union contract in India is expected to be renegotiated in 2019 and involves 124 employees.

Any significant labor relations issues could have an adverse effect our operations, reputation, results of operations and financial condition.

Our leverage may impair our operations and financial condition.

As of December 31, 2018, our total consolidated debt was $273.1 million as compared to consolidated debt of $274.9 million as of December 31, 2017. On March 3, 2016, the Company entered into a $225.0 million Asset Based Revolving Credit Facility (as amended, the “ABL Revolving Credit Facility”) by and among the Company and certain of its domestic and German subsidiaries, as borrowers, the lender party thereto, Wells Fargo Bank, N.A. as administrative agent, and Wells Fargo Bank N.A., JP Morgan Chase Bank, N.A. and Goldman Sachs Bank USA as joint lead arrangers. The ABL Revolving Credit Facility includes a $75.0 million Letter of Credit Facility, $10.0 million of which is available to the German borrower, with a maturity date of March 3, 2021.

The amount of debt we maintain could have consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements; limiting our ability to obtain additional financing; and limiting our flexibility in planning for, or reacting to, changes in our business and the end markets in which we operate.

The agreements governing our debt include covenants that restrict, among other matters, our ability to incur additional debt, pay dividends on or repurchase our equity, make certain investments, and consolidate, merge or transfer all or substantially all of our assets. Certain of our debt facilities require or will require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Adhering to these covenants may also require that we take disadvantageous actions, including reducing spending on marketing, advertising and new product innovation, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flow from operations to the payment of principal and interest on our indebtedness. Our leverage could also put us at a disadvantage compared to any competitors that are less leveraged. We cannot be certain that we will meet any future financial tests or that the lenders would waive any such failure to meet those tests. See additional discussion in Note 11, “Debt” to our Consolidated Financial Statements.

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

We are subject to a variety of local and foreign laws and regulations including those relating to labor and health and safety concerns and import/export duties and customs. Such laws may require us to pay mandated compensation in the event of workplace accidents and penalties in the event of incorrect payments of duties or customs. Additionally, we may need to obtain and maintain licenses and permits to conduct business in various jurisdictions. If we or the businesses or companies we acquire have failed or fail in the future to comply with such laws and regulations, then we could incur liabilities and fines and our operations could be suspended. Such laws and regulations could also restrict our ability to modify or expand our facilities, could require us to acquire costly equipment, or could impose other significant expenditures that are unable to be passed on to our customers.

We continue the transition to various regulations, particularly in Europe, including Tier 5 power systems and crash test regulations for Mobile products. While plans are in place to comply with the phase-in of these regulations, there is a significant amount of engineering that the Company must complete to comply with these standards. A failure to implement these new standards may result in the loss of market share or fines from regulatory agencies which could have a material adverse effect on our business or results of operations.

We face risks associated with our pension and other postretirement benefit obligations.

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2018, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $108.1 million (“unfunded status”), compared to $119.4 million at December 31, 2017. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Manitowoc maintains leased and owned manufacturing, warehouse, storage, field testing and office facilities throughout the world. The Company’s corporate office is located in Milwaukee, Wisconsin. The Company believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. See Note 22, “Leases,” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information regarding leases. Manitowoc management continually monitors the Company’s capacity needs and makes adjustments as dictated by market and other conditions.

The following table provides information about principal facilities owned or leased by the Company (exceeding 50,000 square feet) as of December 31, 2018.

Facility Location	Type of Facility	Approximate Square Footage	Owned/Leased
Americas
Shady Grove, Pennsylvania	Manufacturing/Office	1,354,862	Owned
Manitowoc, Wisconsin **	Manufacturing	538,000	Owned
Port Washington, Wisconsin	Manufacturing	81,029	Owned
Passo Fundo, Brazil **	Manufacturing/Office	300,000	Owned
EURAF
Wilhelmshaven, Germany	Manufacturing/Office and Storage	410,000	Owned/Leased
Fanzeres, Portugal	Manufacturing/Office	197,000	Owned
Baltar, Portugal	Manufacturing/Office	135,000	Owned
Niella Tanaro, Italy	Manufacturing/Office/Field Testing	232,000	Owned
Langenfeld, Germany	Office/Storage/Field Testing	80,300	Leased
Moulins, France	Manufacturing/Office	385,000	Owned
Charlieu, France	Manufacturing/Office/Field Testing	404,000	Owned
Dardilly, France	Office	80,000	Leased
Dry, France	Office/Storage/Workshop	93,000	Leased
Buckingham, United Kingdom	Office/Storage	78,000	Leased
Saint Pierre de Chandieu, France	Warehouse/Office	153,000	Leased
MEAP
Zhangjiagang, China	Manufacturing	800,000	Owned
Pune, India	Manufacturing/Office	195,634	Leased
Sydney, Australia *	Office/Storage/Workshop	78,943	Leased

*	There are multiple separate facilities within this location.
**	This facility is inactive as of December 31, 2018.

Item 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation incidental to its business, as well as other litigation of a non-material nature in the ordinary course of business. See Note 18, “Commitments and Contingencies,” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Each of the following executive officers of the Company has been elected by the Board of Directors. The information presented below is as of February 13, 2019.

Name	Age	Position With The Registrant	Principal Position Held Since
Barry L. Pennypacker	58	President and Chief Executive Officer	2016
David J. Antoniuk	61	Senior Vice President and Chief Financial Officer	2016
Aaron H. Ravenscroft	40	Executive Vice President of Cranes	2016
Thomas L. Doerr, Jr.	43	Senior Vice President, General Counsel and Secretary	2017
Terrance L. Collins	54	Senior Vice President of Human Resources and Administration	2018
Peter A. Ruck	47	Senior Vice President, Business Development	2018

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

David J. Antoniuk has served as Senior Vice President and Chief Financial Officer since May 2016, responsible for directing teams in accounting, financial reporting, investor relations, global tax, information services and treasury. Prior to joining Manitowoc, Mr. Antoniuk served as Vice President and Chief Financial Officer at Colorcon, Inc. (2015-2016), a leader in the development, supply and technical support of formulated coatings and functional excipients for the pharmaceutical and dietary/food/nutritional supplement industries, and Vice President and Corporate Controller at Gardner Denver, Inc. (2005-2014). Prior to Gardner Denver, Inc., Mr. Antoniuk served in positions of increasing responsibility at Davis-Standard Corp., Pirelli Cables, Johnson & Johnson and KPMG.

Aaron H. Ravenscroft joined the Company as the Executive Vice President of Mobile Cranes in March 2016. In September 2017, Mr. Ravenscroft was promoted to Executive Vice President of Cranes. In this position Mr. Ravenscroft focuses on safety, quality, delivery and cost of the entire business. Prior to joining Manitowoc, Mr. Ravenscroft served as Regional Managing Director of the North American Minerals business for the Weir Group (2013-2016), an engineering company, President of Process & Flow Control Group of Robbins & Myers (2011-2013), a manufacturer of engineered equipment, and Regional Vice President of Industrial Products Group for Gardner Denver, Inc. (2008-2011). Prior to that, he held a series of positions with increasing responsibility at Westinghouse Air Brake Technologies and Janney Montgomery Scott.

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

Terrance Collins has served as Senior Vice President of Human Resources since April 2018, responsible for the strategic development and execution of the Company’s human resources function globally including; talent acquisition, talent development, inclusion and diversity, employee engagement, compensation and benefits programs, employee and labor relations, HR information systems and HR administration and compliance. Prior to joining Manitowoc, Mr. Collins served as Chief Administrative Officer at FDH Velocitel (2014-2018), Senior Vice President at Zebra Technologies (2013-2014) and Vice President, Human Resources at IDEX Corporation (2006-2013). Prior to IDEX, Mr. Collins served in senior leadership positions at AmSan LLC and U.S. Foodservice, Inc.

Peter Ruck has served as the Senior Vice President of Business Development since April 2018, chartering and leading Manitowoc’s organic and inorganic growth initiatives across the enterprise. Prior to joining Manitowoc, Mr. Ruck served as Corporate Vice President of Strategy and Acquisitions for IDEX Corporation, where he held a series of progressively responsible positions since 2010. Prior to IDEX, Mr. Ruck spent seven years with Danaher Corporation in various management positions. Mr. Ruck started his career with Motorola.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MTW. The number of shareholders of record of common stock as of December 31, 2018 was 628.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s senior secured second lien note due 2021 (the “2021 Notes”) and the Company’s ABL Revolving Credit Facility described below. In the years ended December 31, 2018 and 2017, no cash dividends were declared or paid.

Our ABL Revolving Credit Facility and indenture governing our 2021 Notes limit or restrict the amount of certain payments the Company can make; including the purchase or retirement of Company stock, prepayment of debt principal and distribution of dividends to holders of Company stock. These so-called “Restricted Payments” are currently constrained by a provision requiring a minimal fixed charge coverage ratio after giving effect to the Restricted Payment. Additionally, the Company must consider all previous Restricted Payments when calculating the capacity for future Restricted Payments. See additional disclosure in Note 11, “Debt” to our Consolidated Financial Statements.

See Part III, Item 12 of the Annual Report on Form 10-K for certain information regarding the Company’s equity compensation plans.

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2014	2015	2016	2017	2018
The Manitowoc Company, Inc.	(4.86)%	(30.21)%	69.23%	64.46%	(62.46)%
S&P 500 Index	13.69%	1.38%	11.96%	21.83%	(4.38)%
S&P 600 Industrial Machinery	1.36%	(17.22)%	36.69%	22.17%	(16.96)%

	Indexed Returns
	Years Ending December 31,
	2013	2014	2015	2016	2017	2018
The Manitowoc Company, Inc.	100.00	95.14	66.40	112.37	184.81	69.38
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
S&P 600 Industrial Machinery	100.00	101.36	83.91	114.69	140.12	116.36

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

	2018	2017	2016	2015	2014
Net sales	$1,846.8	$1,581.3	$1,613.1	$1,865.7	$2,305.2
Gross Profit	328.1	281.9	253.3	332.2	467.2
Total operating costs and expenses (1)	347.4	273.5	396.3	332.6	349.8
Operating income (loss)	(19.3)	8.4	(143.0)	(0.4)	117.4
Total other expense	(52.4)	(47.9)	(125.1)	(110.6)	(137.8)
Loss from continuing operations before income taxes	(71.7)	(39.5)	(268.1)	(111.0)	(20.4)
Provision (benefit) for income taxes	(4.8)	(49.5)	100.5	(41.1)	(17.8)
Income (loss) from continuing operations	(66.9)	10.0	(368.6)	(69.9)	(2.6)
Discontinued operations: (2)
Income (loss) from discontinued operations, net of income taxes	(0.2)	(0.6)	(7.2)	135.4	161.4
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	(11.0)
Net income (loss)	(67.1)	9.4	(375.8)	65.5	147.8
Less: Net income (loss) attributable to noncontrolling interest, net of tax	—	—	—	—	3.9
Net income (loss) attributable to Manitowoc common shareholders	$(67.1)	$9.4	$(375.8)	$65.5	$143.9
Amounts attributable to the Manitowoc common shareholders:
Income (loss) from continuing operations	$(66.9)	$10.0	$(368.6)	$(69.9)	$(6.9)
Income (loss) from discontinued operations, net of income taxes	(0.2)	(0.6)	(7.2)	135.4	161.8
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	(11.0)
Net income (loss) attributable to Manitowoc common shareholders	$(67.1)	$9.4	$(375.8)	$65.5	$143.9
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Manitowoc common shareholders	$(1.88)	$0.28	$(10.70)	$(2.06)	$(0.20)
Income (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.01)	(0.02)	(0.21)	3.98	4.80
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	(0.33)
Basic income (loss) per share attributable to Manitowoc common shareholders	$(1.89)	$0.26	$(10.91)	$1.92	$4.27
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Manitowoc common shareholders	$(1.88)	$0.28	$(10.70)	$(2.06)	$(0.20)
Income (loss) from discontinued operations attributable to Manitowoc common shareholders	(0.01)	(0.02)	(0.21)	3.98	4.80
Loss on sale of discontinued operations, net of income taxes	—	—	—	—	(0.33)
Diluted income (loss) per share attributable to Manitowoc common shareholders	$(1.89)	$0.26	$(10.91)	$1.92	$4.27
Cash dividends per share	$—	$—	$—	$0.08	$0.08
Average shares outstanding:
Basic	35,513,162	35,111,594	34,441,777	34,009,048	33,733,723
Diluted	35,513,162	35,854,902	34,441,777	34,009,048	33,733,723
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment - net	$288.9	$303.7	$308.8	$410.7	$456.7
Capital expenditures	(31.7)	(28.9)	(45.9)	(54.9)	(59.5)
Depreciation	36.1	38.1	45.6	50.6	47.2
TOTAL ASSETS (3)	$1,541.9	$1,607.8	$1,517.8	$3,562.5	$3,821.1
CAPITALIZATION
Current and long-term obligations	$273.1	$274.9	$281.5	$1,397.6	$1,503.1
Total stockholders' equity	601.3	677.5	590.5	842.3	844.9

Notes to the table above:

(1)

During 2018, the Company recorded an $82.2 million goodwill impairment charge in the EURAF segment. Refer to Note 9, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements for additional information.

(2)

Discontinued operations represent the results of operations of Manitowoc’s former foodservice business through the March 4, 2016 spin-off (refer to note 4, “Discontinued Operations” to the Consolidated Financial Statements for additional information regarding the spin-off), and results of operations of our Chinese joint venture, Manitowoc Dong Yue, through the sale date, January 21, 2014.

(3)	Total assets includes assets of discontinued operations of $0.0, $0.0, $0.0, $1,755.7 and $1,899.6 for the years ended 2018, 2017, 2016, 2015 and 2014, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview: Manitowoc is a leading provider of engineered lifting solutions, including lattice-boom cranes, tower cranes, mobile telescopic cranes and boom trucks. The Company has three reportable segments, the Americas segment, EURAF segment, and MEAP segment. The segments were identified using the “management approach,” which designates the internal organization that is used by the CEO, who is also the Company’s Chief Operating Decision Maker, for making decisions about the allocation of resources and assessing performance.

During the first quarter of fiscal 2016, the Board of Directors of Manitowoc approved the tax-free spin-off of the Company’s former foodservice business (“MFS” or “Foodservice”) into an independent, public company (the “Spin-Off”). As a result of the Spin-Off, the Consolidated Financial Statements and related financial information reflect MFS operations, assets, liabilities and cash flows as discontinued operations for all periods presented. Refer to Note 4, “Discontinued Operations,” to the Consolidated Financial Statements for additional information regarding the Spin-Off.

The Company has identified the Americas, EURAF, and MEAP as the reportable segments. The Americas operating segment includes the North American and South American continents. The EURAF operating segment includes the continents of Europe and Africa. The MEAP operating segment includes the Asia and Australian continents and the Middle East region.

In Management’s Discussion and Analysis, unless otherwise indicated, references to Manitowoc, the Company, we and us refer to The Manitowoc Company, Inc. and its consolidated subsidiaries.

The following discussion and analysis provides an overview analysis behind our results for 2016 through 2018 and is broken down into three sections. First, we provide an overview of our results of operations for the years 2016 through 2018 on a segment and consolidated basis. Next, we discuss our market conditions, liquidity and capital resources, off-balance sheet arrangements and obligations and commitments. Finally, we provide a discussion of risk management techniques, contingent liability issues, and critical accounting policies.

All dollar amounts, except per share amounts, are in millions of dollars throughout the tables included in Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Results of Consolidated Operations

	2018	2017	2016
Operations
Net sales	$1,846.8	$1,581.3	$1,613.1
Cost of sales	1,518.7	1,299.4	1,359.8
Gross Profit	328.1	281.9	253.3
Operating costs and expenses:
Engineering, selling and administrative expenses	251.6	245.3	270.4
Asset impairment expense	82.6	0.1	96.9
Amortization of intangible assets	0.3	0.8	3.0
Restructuring expense	12.9	27.2	23.4
Other expense	—	0.1	2.6
Total operating costs and expenses	347.4	273.5	396.3
Operating income (loss)	(19.3)	8.4	(143.0)
Other expense:
Interest expense	(39.1)	(39.2)	(39.6)
Amortization of deferred financing fees	(1.8)	(1.9)	(2.2)
Loss on debt extinguishment	—	—	(76.3)
Other expense - net	(11.5)	(6.8)	(7.0)
Total other expense	(52.4)	(47.9)	(125.1)
Loss from continuing operations before income taxes	(71.7)	(39.5)	(268.1)
Provision (benefit) for income taxes	(4.8)	(49.5)	100.5
Income (loss) from continuing operations	(66.9)	10.0	(368.6)
Discontinued operations:
Loss from discontinued operations, net of income taxes	(0.2)	(0.6)	(7.2)
Net income (loss) attributable to Manitowoc common shareholders	$(67.1)	$9.4	$(375.8)
Amounts attributable to the Manitowoc common shareholders:
Income (loss) from continuing operations	$(66.9)	$10.0	$(368.6)
Loss from discontinued operations, net of income taxes	(0.2)	(0.6)	(7.2)
Net income (loss) attributable to Manitowoc common shareholders	$(67.1)	$9.4	$(375.8)

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Americas

	2018	Change	2017	Change	2016
Net Sales	$882.7	27.3%	$693.6	(5.8)%	$736.3
Operating income (loss)	$58.8	764.7%	$6.8	118.3%	$(37.1)

Americas net sales increased 27.3% in 2018 to $882.7 million from $693.6 million in 2017. This change was primarily due to increased crane shipments to the commercial construction and energy end markets.

Americas operating income increased 764.7% in 2018 to $58.8 million from $6.8 million in 2017. This change was primarily due to $14.3 million of lower restructuring expenses, $2.0 million of lower engineering, selling and administrative costs, better utilization of the U.S. manufacturing facilities and increased revenues as discussed above. This was partially offset by increased raw material costs of $4.5 million.

Americas net sales decreased 5.8% in 2017 to $693.6 million from $736.3 million in 2016. This change was primarily due to lower shipments of variable position counterweight (“VPC”) crawler cranes delivered in 2017 as a significant portion of the America’s backlog entering 2016 was comprised of VPC crawler cranes which had been booked in 2016 and previous years. The vast majority of this backlog was shipped and recognized as revenue in the first half of 2016. This was partially offset by higher shipments of other mobile and tower products in 2017. Americas net sales were also favorably impacted by approximately $0.4 million from changes in foreign currency exchange rates.

Americas operating income increased 118.3% in 2017 to $6.8 million from a loss of $37.1 million in 2016. This change was primarily due to lower engineering, selling and administrative costs of $18.4 million as a result of headcount reductions during the latter half of 2016 and early 2017 and asset impairment charges of $14.6 million in 2016 related to the closure of the Manitowoc, Wisconsin manufacturing location. This was partially offset by lower net sales year over year as discussed above.

EURAF

	2018	Change	2017	Change	2016
Net Sales	$680.6	8.2%	$628.9	12.2%	$560.4
Operating income (loss)	$(68.2)	*	$5.1	114.4%	$(35.3)

* Measure not meaningful

EURAF net sales increased 8.2% in 2018 to $680.6 million from $628.9 million in 2017. This change was primarily due to higher demand for cranes in the commercial construction end market. EURAF net sales were also favorably impacted by approximately $24.0 million from changes in foreign currency exchange rates.

EURAF operating income decreased in 2018 to a loss of $68.2 million from income of $5.1 million in 2017. This change was mainly due to a goodwill asset impairment charge of $82.2 million (see further detail at Note 9, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements). Excluding this item, operating income increased $8.9 million or 174.5%. This increase was primarily due to increased revenues as discussed above, strategic pricing actions on crane sales and $5.5 million from favorable changes in foreign currency exchange rates. This was partially offset by $2.0 million of increased ES&A costs due to trade shows in 2018 that did not occur in 2017 and increased raw material input costs of $8.0 million.

EURAF net sales increased 12.2% in 2017 to $628.9 million from $560.4 million in 2016. This change was primarily due to higher demand for cranes in the commercial construction end market. EURAF net sales were also favorably impacted by approximately $13.8 million from changes in foreign currency exchange rates.

EURAF operating income increased 114.4% in 2017 to $5.1 million from a loss of $35.3 million in 2016. This change was primarily due to increased net sales as discussed above and $4.9 million of asset impairment charges in 2016 which did not reoccur in 2017. EURAF operating income was also favorably impacted by approximately $3.1 million from changes in foreign currency exchange rates.

MEAP

	2018	Change	2017	Change	2016
Net Sales	$283.5	9.5%	$258.8	(18.2)%	$316.4
Operating income	$31.5	(4.8)%	$33.1	(25.6)%	$44.5

MEAP net sales increased 9.5% in 2018 to $283.5 million from $258.8 million in 2017. This change was primarily due to shipments of cranes for the commercial construction and energy end markets. MEAP net sales were also favorably impacted by approximately $3.0 million from changes in foreign currency exchange rates.

MEAP operating income decreased 4.8% in 2018 to $31.5 million from $33.1 million in 2017. This change was primarily due to unfavorable geographic product mix within the MEAP segment and approximately $2.5 million of increased raw material input costs, partially offset by approximately $0.4 million of favorable changes in foreign currency exchange rates. Additionally, there was a $3.6 million loss in 2018 from a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture.

MEAP net sales decreased 18.2% in 2017 to $258.8 million from $316.4 million in 2016. This change was primarily due to lower shipments of tower cranes. MEAP net sales were favorably impacted by approximately $4.2 million from changes in foreign currency exchange rates.

MEAP operating income decreased 25.6% in 2017 to $33.1 million from $44.5 million in 2016. This change was primarily due to lower net sales as discussed above. MEAP operating income was favorably impacted by approximately $0.8 million from changes in foreign currency exchange rates.

Year Ended December 31, 2018 Compared to 2017

Net Sales

	2018	2017	Change
Net Sales	$1,846.8	$1,581.3	16.8%

Consolidated net sales increased 16.8% in 2018 compared to 2017. The increase was primarily due to higher crane shipments across all regions. Consolidated net sales were also favorably impacted by approximately $27.0 million from changes in foreign currency exchange rates.

Gross Profit

	2018	2017	Change
Gross Profit	$328.1	$281.9	16.4%
Gross Profit %	17.8%	17.8%

Gross profit for the year ended December 31, 2018 increased 16.4% to $328.1 million compared to $281.9 million for the year ended December 31, 2017. This change was due to increased net sales as discussed above. Gross profit percentage remained flat year over year due to increased raw material input costs that were offset by strategic price increases.

Engineering, Selling and Administrative Expenses

	2018	2017	Change
Engineering, selling and administrative expenses	$251.6	$245.3	2.6%

Engineering, selling and administrative expenses for the year ended December 31, 2018 increased $6.3 million to $251.6 million. This increase was primarily due to a $3.6 million loss from a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture. This was partially offset by lower trade show expenses in 2018. Further information regarding the Chinese joint venture note receivable can be found in Note 7, “Notes Receivable” to the Consolidated Financial Statements.

Asset Impairment Expense

	2018	2017	Change
Asset impairment expense	$82.6	$0.1	*

 * Measure not meaningful

Asset impairment expense for the year ended December 31, 2018 was $82.6 million compared to $0.1 million for the year ended December 31, 2017. The increase is primarily due to a $82.2 million goodwill impairment charge that was recorded in the EURAF reporting unit. See further detail at Note 9, “Goodwill and Other Intangible Assets” to the Consolidated Financial Statements.

Restructuring Expense

	2018	2017	Change
Restructuring expense	$12.9	$27.2	(52.6)%

Restructuring expense for the year ended December 31, 2018 totaled $12.9 million compared to $27.2 million in 2017. The costs for 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler production to Shady Grove, PA and costs associated with headcount reductions in Europe. The costs for 2017 related primarily to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil and severance costs associated with headcount reductions in North America. See further detail at Note 20, “Restructuring” to the Consolidated Financial Statements.

Interest Expense & Amortization of Deferred Financing Fees

	2018	2017	Change
Interest expense	$39.1	$39.2	(0.3)%
Amortization of deferred financing fees	$1.8	$1.9	(5.3)%

Interest expense for the year ended December 31, 2018 totaled $39.1 million versus $39.2 million for the year ended December 31, 2017. Interest expense was relatively flat due to a consistent average debt balance and interest rate. Amortization expense for deferred financing fees was $1.8 million for the year ended December 31, 2018 as compared to $1.9 million in 2017. See further detail at Note 11, “Debt” to the Consolidated Financial Statements.

Other expense – Net

	2018	2017	Change
Other expense - net	$(11.5)	$(6.8)	69.1%

Other expense - net for the year ended December 31, 2018 was $11.5 million compared to $6.8 million for the year ended December 31, 2017. This increase was primarily due to a $4.5 million non-cash pension settlement charge and $3.2 million of unfavorable changes in foreign currency exchange rates compared to 2017. This was partially offset by a $2.3 million decrease in other components of net periodic pension costs year over year.

Income Taxes

	2018	2017	Change
Effective annual tax rate	6.6%	125.2%
Provision (benefit) for income taxes	$(4.8)	$(49.5)	*

 * Measure not meaningful

Due to the Company’s historic losses, impacts from U.S. tax reform and full valuation allowances, the effective annual tax rate is not a meaningful measure of the Company’s cash tax position or performance of the business.

The 2018 effective tax rate was favorably impacted by the release of the unrecognized tax benefits reserve of $6.9 million and the release of the U.K valuation allowance of $12.3 million. In addition, the U.S. recognized a tax benefit of $7.8 million during the year related to deferred tax assets for which a valuation allowance was not recorded.

The 2017 effective tax rate was favorably impacted by the release of the French valuation allowance, Internal Revenue Service audit closure, and U.S. tax reform.

See further detail at Note 13, “Income Taxes” to the Consolidated Financial Statements.

Year Ended December 31, 2017 Compared to 2016

Net Sales

	2017	2016	Change
Net Sales	$1,581.3	$1,613.1	(2.0)%

Consolidated net sales decreased 2.0% in 2017 compared to 2016. The decrease in net sales was primarily due to lower shipments of VPC crawler cranes delivered in 2017 as a significant portion of the Americas’ backlog entering 2016 was comprised of VPC crawler cranes which had been booked in 2016 and previous years, lower demand for mobile cranes in MEAP and EURAF. This was partially offset by higher demand for tower cranes in EURAF. Consolidated net sales were also favorably impacted by approximately $18.4 million from changes in foreign currency exchange rates.

Gross Profit

	2017	2016	Change
Gross Profit	$281.9	$253.3	11.3%
Gross Profit %	17.8%	15.7%

Gross profit for the year ended December 31, 2017 increased by 11.3% to $281.9 million compared to $253.3 million for the year ended December 31, 2016. This change was primarily due to manufacturing cost reduction initiatives such as the consolidation of the Manitowoc, WI facility into the Shady Grove, PA facility. As a result of these cost reductions, the gross profit percentage increased in 2017 to 17.8% from 15.7% in 2016.

Engineering, Selling and Administrative Expenses

	2017	2016	Change
Engineering, selling and administrative expenses	$245.3	$270.4	(9.3)%

Engineering, selling and administrative expenses for the year ended December 31, 2017 decreased $25.1 million to $245.3 million compared to $270.4 million for the year ended December 31, 2016. This change was driven primarily by decreases in wages and benefits due to headcount reductions and discretionary cost controls, partially offset by higher short-term incentive compensation costs.

Asset Impairment Expense

	2017	2016	Change
Asset impairment expense	$0.1	$96.9	*

* Measure not meaningful

Asset impairment expense for the year ended December 31, 2017 was $0.1 million compared to $96.9 million for the year ended December 31, 2016. In conjunction with the decision to close the Manitowoc, Wisconsin facility, the Company permanently suspended implementation of the SAP enterprise resource planning (“ERP”) platform and recorded a write-off of $58.6 million related to SAP construction-in-progress and $18.6 million related to SAP and other information technology assets. This amount also included a $13.8 million write-down to fair value of the Company's fixed assets at the Manitowoc, Wisconsin manufacturing facility.

Restructuring Expense

	2017	2016	Change
Restructuring expense	$27.2	$23.4	16.2%

Restructuring expense for the year ended December 31, 2017 totaled $27.2 million compared to $23.4 million in 2016. These costs primarily related to employee termination benefits associated with workforce reductions. The workforce reductions in 2017 and 2016 were part of manufacturing and operations rationalization programs in the U.S. and Europe.

During 2017, the Company completed the relocation of its crawler crane manufacturing operations located in Manitowoc, Wisconsin to Shady Grove, Pennsylvania. See further detail at Note 20, “Restructuring” to the Consolidated Financial Statements.

Interest Expense & Amortization of Deferred Financing Fees

	2017	2016	Change
Interest expense	$39.2	$39.6	(1.0)%
Amortization of deferred financing fees	$1.9	$2.2	(13.6)%

Interest expense for the year ended December 31, 2017 totaled $39.2 million versus $39.6 million for the year ended December 31, 2016. The decrease in interest expense of $0.4 million for the year ended December 31, 2017 compared to the prior year was caused by a lower average debt balance in 2017 as compared to the prior year, partly offset by a higher average interest rate. Amortization expense for deferred financing fees was $1.9 million for the year ended December 31, 2017 as compared to $2.2 million in 2016. The decrease in amortization expense for deferred financing fees was related to the lower balance of deferred financing fees as a result of the redemption of certain prior notes during the Spin-Off. See further detail at Note 11, “Debt” to the Consolidated Financial Statements.

Loss on Debt Extinguishment

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

•	$34.6 million on the redemption of the prior 2022 notes, comprised of $31.2 million related to the redemption premium and $3.4 million related to the write-off of deferred financing fees;
•	$5.9 million on the termination of the prior senior credit facility as a result of the write-off of deferred financing expenses; and
•	$4.3 million loss on the termination of interest rate swaps related to the prior senior credit facility.

Other Expense – Net

	2017	2016	Change
Other expense - net	$(6.8)	$(7.0)	*

 * Measure not meaningful

Other expense - net for the year ended December 31, 2017 was $6.8 million compared to $7.0 million for the year ended December 31, 2016. The change was primarily due to $2.7 million of unfavorable changes in foreign currency exchange rates and a $1.4 million reduction in interest income. This was partially offset by an increase of $0.7 million of gains on the disposal of property, plant and equipment and a $3.0 million decrease in other components of net periodic pension costs year over year.

Income Taxes

	2017	2016	Change
Effective annual tax rate	125.2%	(37.5)%
Provision (benefit) for income taxes	$(49.5)	$100.5	*

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

See further detail at Note 13, “Income Taxes” to the Consolidated Financial Statements.

Loss from Discontinued Operations

	2017	2016	Change
Loss from discontinued operations	$(0.6)	$(7.2)	*

 * Measure not meaningful

The results from discontinued operations was a loss of $0.6 million and $7.2 million, net of income taxes, for the years ended December 31, 2017 and 2016, respectively. The activity from discontinued operations in 2017 and 2016 are primarily the result of the Spin-Off. See additional discussion at Note 4, “Discontinued Operations” to the Consolidated Financial Statements.

Non-GAAP Measures

The Company uses EBITDA, Adjusted EBITDA and Adjusted operating income (loss), which are financial measures that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as additional metrics to evaluate the Company’s performance.

The Company defines EBITDA as earnings before interest, taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA plus the addback of restructuring expense, asset impairment expense, loss on long-term Dong Yue receivable and other expense - net. The Company defines Adjusted operating income (loss) as Adjusted EBITDA excluding the addback of depreciation. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with the GAAP financial information provided herein.

The Company’s Adjusted EBITDA and Adjusted operating income for the year ended December 31, 2018 was $116.2 million and $80.1 million, respectively. The reconciliation of GAAP net income (loss) from continuing operations to EBITDA, and further to Adjusted EBITDA, Adjusted operating income (loss) and GAAP operating income (loss) is as follows:

	2018	2017	2016
Net income (loss) from continuing operations	$(66.9)	$10.0	$(368.6)
Interest expense and amortization of deferred financing fees	40.9	41.1	41.8
Provision (benefit) for income taxes	(4.8)	(49.5)	100.5
Depreciation expense	36.1	38.1	45.6
Amortization of intangible assets	0.3	0.8	3.0
EBITDA	5.6	40.5	(177.7)
Restructuring expense	12.9	27.2	23.4
Asset impairment expense	82.6	0.1	96.9
Loss on long-term Dong Yue receivable	3.6	—	—
Other expense - net (1)	11.5	6.9	85.9
Adjusted EBITDA	116.2	74.7	28.5
Depreciation expense	(36.1)	(38.1)	(45.6)
Adjusted operating income (loss)	80.1	36.6	(17.1)
Restructuring expense	(12.9)	(27.2)	(23.4)
Loss on long-term Dong Yue receivable	(3.6)	—	—
Asset impairment expense	(82.6)	(0.1)	(96.9)
Amortization of intangible assets	(0.3)	(0.8)	(3.0)
Other operating costs and expenses	—	(0.1)	(2.6)
GAAP operating income (loss)	$(19.3)	$8.4	$(143.0)

(1)

Other expense - net includes foreign currency transaction (gains) losses, loss on debt extinguishment, other components of net periodic pension costs, pension settlement charges and other miscellaneous items.

Covenant compliant EBITDA was $105.0 million as of December 31, 2018 on a trailing twelve-month basis, as defined by the ABL Revolving Credit Facility. The calculation of covenant compliant EBITDA has certain limitations and restrictions on addbacks and has been included for informational purposes only.

As a result of the adoption of Accounting Standards Update (“ASU”) 2016-15 - “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” the Company records cash collections on accounts receivable from the Company’s securitization program which are collected at a later date within cash flows from investing activities. The Company uses a non-GAAP measure, Adjusted Operating Cash Flows, to evaluate the business, which is defined as cash flows provided by (used for) operating activities plus cash receipts on sold accounts receivable. Adjusted Operating Cash Flows for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
	2018	2017
Net cash used for operating activities:	$(513.0)	$(324.9)
Cash receipts on sold accounts receivable	553.1	402.8
Non-GAAP adjusted operating cash flow:	40.1	77.9

Liquidity and Capital Resources

Cash Flows

The table below shows a summary of cash flows for years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Net cash used for operating activities of continuing operations	$(512.8)	$(324.3)	$(576.3)
Net cash used for operating activities of discontinued operations	(0.2)	(0.6)	(49.9)
Net cash used for operating activities	$(513.0)	$(324.9)	$(626.2)
Net cash provided by investing activities of continuing operations	$534.4	$381.3	$416.6
Net cash used for investing activities of discontinued operations	—	—	(2.4)
Net cash provided by investing activities	$534.4	$381.3	$414.2
Net cash provided by (used for) financing activities of continuing operations	$(1.3)	$(9.7)	$219.2
Net cash provided by financing activities of discontinued operations	—	—	0.2
Net cash provided by (used for) financing activities	$(1.3)	$(9.7)	$219.4

Cash flows used for operating activities of continuing operations in 2018 were $512.8 million compared to $324.3 million in 2017. A total of $140.3 million in cash, cash equivalents and restricted cash were on-hand as of December 31, 2018 versus $123.0 million on-hand as of December 31, 2017.

The decrease in cash flow from operating activities from continuing operations for the year ended December 31, 2018 compared to 2017 was primarily due to an increase in accounts receivable and inventory. This was partially offset by cash collections on notes receivable, higher accounts payable and a lower advance rate on receivables sold to the accounts receivable securitization program.

Cash flow used for operating activities of continuing operations in 2017 were $324.3 million compared to $576.3 million in 2016. We had $123.0 million in cash and cash equivalents on-hand as of December 31, 2017 versus $73.9 million on-hand as of December 31, 2016.

The increase in cash flows from operating activities from continuing operations for the year ended December 31, 2017 compared to 2016 was primarily due to improved inventory management and an increase in accounts payable. This was partially offset by an increase in accounts receivable year over year.

Cash flows provided by investing activities of continuing operations were $534.4 million in 2018. Cash provided by investing activities in 2018 consisted of $553.1 million of cash collections on accounts receivable sold to the Company’s securitization program and $13.0 million of cash proceeds on the sale of property, plant and equipment. This was partially offset by $31.7 million of capital expenditures.

Cash flows provided by investing activities of continuing operations were $381.3 million in 2017. Cash provided by investing activities in 2017 primarily consisted of $402.8 million of cash collections on accounts receivable sold to the Company’s securitization program and $7.0 million of cash proceeds on the sale of property, plant and equipment. This was partially offset by capital expenditures of $28.9 million.

Cash flows provided by investing activities of continuing operations were $416.6 million in 2016. Cash provided by investing activities in 2016 primarily consisted of $453.9 million of cash collections on accounts receivable sold to the Company’s securitization program and $8.4 million of cash proceeds on the sale of property, plant and equipment. This was partially offset by capital expenditures of  $45.9 million.

Cash flows used for financing activities of continuing operations during 2018 totaled $1.3 million and consisted primarily of payments on long-term debt of $3.8 million, partially offset by the exercise of stock options of $2.5 million.

Cash flows used for financing activities of continuing operations during 2017 totaled $9.7 million and consisted primarily of $15.6 million of long-term debt payments partially offset by $5.7 million of proceeds from stock option exercises.

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

As of December 31, 2018, the Company had no borrowings outstanding on the ABL Revolving Credit Facility. During the year ended December 31, 2018, the highest daily borrowing was $47.0 million and the average borrowing was $7.0 million, while the average annual interest rate was 3.99%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of December 31, 2018, the spreads for London Interbank Offered Rate and Prime Rate borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $96.5 million, which represents revolver borrowing capacity of $107.8 million less letters of credit outstanding of $11.3 million.

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

Both the ABL Revolving Credit Facility and indenture governing the 2021 Notes include customary covenants and events of default which include, without limitation, restrictions on indebtedness, capital expenditures, restricted payments, disposals, investments, dividends and acquisitions.

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

As of December 31, 2018, the Company has outstanding $21.2 million of other indebtedness with a weighted-average interest rate of approximately 5.3%. This debt includes balances on local credit lines and capital lease obligations.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

Year
2019	$6.4
2020	4.2
2021	269.4
2022	0.6
2023	—
Thereafter	0.7
Total	$281.2

•

The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2018 as shown on the Consolidated Balance Sheet and in Note 11, “Debt” to the Consolidated Financial Statements due to $5.8 million of Original Issue Discount (“OID”) and $2.3 million of deferred financing costs.

As of December 31, 2018, we were in compliance with all affirmative and negative covenants in our debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2021 Notes. Based upon our current plans and outlook, we believe the Company will be able to comply with these covenants during the subsequent 12 months.

Accounts Receivable Securitization and Other Financing Arrangements

The Company has various U.S. and Non-U.S. accounts receivable financing programs. The Company accounts for transactions under these arrangements as sales in accordance with Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing.”

On March 3, 2016, we replaced the Fifth Amended and Restated Receivables Purchase Agreement dated December 15, 2014 and entered into a Receivables Purchase Agreement (“RPA”) among Manitowoc Funding, LLC (“MTW Funding”), as Seller, The Manitowoc Company, Inc., as Servicer, and Wells Fargo Bank, N.A., as Purchaser and as Agent. The commitment size of the RPA is $75.0 million.

Under the RPA (and the related Purchase and Sale Agreements referenced in the RPA), our domestic trade accounts receivable are sold to MTW Funding which, in turn, sells, conveys, transfers and assigns to a third-party financial institution (“Purchaser”) all of MTW Funding's rights, title and interest in a pool of receivables.

The Purchaser receives ownership of the pool of receivables in each instance. New receivables are purchased by MTW Funding and resold to the Purchaser to replace previously sold investments discharged through normal cash collection processes. We act as the servicer (in such capacity, the “Servicer”) of the receivables and, as such, administers, collects and otherwise enforces the receivables. The Servicer is compensated for doing so on terms that are generally consistent with what would be charged by an unrelated servicer. The Servicer initially receives payments made by obligors on the receivables but is required to remit those payments to the Purchaser in accordance with the RPA. The Purchaser has no recourse for uncollectible receivables.

The securitization program contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a minimum fixed charge coverage ratio which is the same as the covenant ratio required by the ABL Revolving Credit Facility. As of December 31, 2018, the Company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the RPA, as amended. Based on management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

See further details at Note 12, “Accounts Receivable Securitization and Other Financing Arrangements” to the Consolidated Financial Statements.

Capital Expenditures

We spent a total of $31.7 million during 2018 for capital expenditures. We continued to fund capital expenditures intended to improve the cost structure of our business, invest in new processes, products and technology and maintain high-quality production standards. For the year ended December 31, 2018, depreciation was $36.1 million.

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

Our revolving credit facility, or other future facilities, may be used for working capital requirements, capital expenditures, funding future acquisitions (within our debt limitations), and other operating, investing and financing needs. We believe that our available cash, ABL Revolving Credit Facility, cash generated from future operations, and access to public debt and equity markets will be adequate to fund our capital and debt financing requirements for the foreseeable future.

Our liquidity positions as of December 31, 2018 and 2017 were as follows:

	2018	2017
Cash and cash equivalents	$140.3	$119.2
Revolver borrowing capacity	107.8	118.1
Less: outstanding letters of credit	(11.3)	(14.4)
Total liquidity	$236.8	$222.9

With the enactment of U.S. tax reform, we believe that our offshore cash can be accessed in a more tax efficient manner. Therefore, the Company has updated its assertion that foreign earnings are permanently reinvested such that jurisdictions where cash can be tax efficiently repatriated are no longer permanently reinvested. As of December 31, 2018, $1.7 million of deferred taxes were provided on approximately $322.0 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. We have approximately $357.0 million of additional unremitted earnings of non-U.S. subsidiaries for which we have not currently provided deferred taxes. These earnings, if repatriated to the U.S., would not result in material tax expense. As of December 31, 2017, the Company did not record a deferred tax liability related to its non-U.S. earnings that could have been remitted.

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.   Our ABL Revolving Credit Facility and indenture governing the 2021 Notes require us to comply with certain financial ratios and tests. We were in compliance with these covenants as of December 31, 2018, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the ABL Revolving Credit Facility. Further, such acceleration would constitute an event of default under the indenture governing our 2021 Notes and other debt, and could trigger cross default provisions in other agreements.

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

D.   We have disclosed information related to certain guarantees in Note 19, “Guarantees,” to our Consolidated Financial Statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•	We have disclosed in Note 19, “Guarantees,” to the Consolidated Financial Statements our buyback commitments.
•

We lease various assets under operating leases. The future estimated payments under these arrangements are disclosed in Note 22, “Leases,” to the Consolidated Financial Statements and in the table below.

•	We have disclosed our accounts receivable securitization arrangement in Note 12, “Accounts Receivable Securitization,” to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our significant contractual obligations as of December 31, 2018 is as follows:

	Total Committed	2019	2020	2021	2022	2023	Thereafter
Debt (including capital lease obligations)	$281.2	$6.4	$4.2	$269.4	$0.6	—	$0.7
Interest on long-term debt (including capital lease obligations)	86.9	33.1	33.1	20.7	—	—	—
Operating leases	63.7	14.1	11.8	10.2	7.5	4.3	15.8
Purchase obligations	689.4	555.3	134.1	—	—	—	—
Total committed	$1,121.2	$608.9	$183.2	$300.3	$8.1	$4.3	$16.5

•

Unrecognized tax benefits totaling $12.8 million as of December 31, 2018, excluding related interests and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 13, “Income Taxes,” to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740.

•

The table of contractual maturities above does not agree to the Company’s total debt as of December 31, 2018 as shown on the Consolidated Balance Sheet and in Note 11, “Debt” to the Consolidated Financial Statements due to $5.8 million of OID and $2.3 million of deferred financing costs.

At December 31, 2018, we had outstanding letters of credit that totaled $11.3 million. We also had buyback commitments with a balance outstanding of $30.9 million as of December 31, 2018. This amount is not reduced for amounts the Company would recover from the repossession and subsequent resale of collateral.

We maintain defined benefit pension plans for some of our operations. The Company has established the Retirement Plan Committee to manage the operations and administration of all benefit plans and related trusts. The Company also maintains Non-US benefit plans in various countries. For further information see Note 21, “Employee benefit plans” to the Consolidated Financial Statements.

In 2018, cash contributions by the Company to all pension plans were $8.1 million, and we estimate that our pension plan contributions will be approximately $8.0 million in 2019. Cash contributions to the Company’s 401(k) plan was $5.5 million in 2018.

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

For a more detailed discussion of our accounting policies and the financial instruments that we use, please refer to Note 2, “Summary of Significant Accounting Policies,” Note 5, “Fair Value of Financial Instruments,” and Note 11, “Debt,” to the Consolidated Financial Statements.

Interest Rate Risk

We are exposed to fluctuating interest rates for our debt. At any time, the Company could be party to various interest rate swaps in connection with its fixed or floating rate debt.

As of December 31, 2018 and 2017, the Company had no outstanding interest rate swaps of any kind.

Commodity Prices

We are exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products. Our business is subject to the effect of changing raw material costs caused by movements in underlying commodity prices. We have established programs to manage the negotiations of commodity prices. From time to time the Company may use commodity financial instruments to hedge commodity prices. No new commodity financial instruments were entered into or outstanding during 2018 and 2017.

Currency Risk

We have manufacturing, sales and distribution facilities around the world and thus make investments and enter into transactions denominated in various currencies. International sales, including those sales that originated outside of the United States, were approximately 57% of our total sales for 2018, with the largest percentage (36%) being sales into various European countries.

Regarding transactional currency exchange risk, we enter into foreign exchange contracts to 1) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction and 2) reduce the earnings and cash flow impact on non-functional currency denominated receivables and payables. Gains and losses resulting from hedging instruments either impact our Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged. The maturities of these foreign exchange contracts coincide with either the underlying transaction date or the settlement date of the related cash inflow or outflow. The hedges of anticipated transactions are designated as cash flow hedges under the guidance of ASC Topic 815-10, “Derivatives and Hedging.”  At December 31, 2018, we were party to eleven foreign currency forward contracts with a notional value of $76.8 million, all of which are carried on our balance sheet at fair value. As of December 31, 2018, a 10% increase or decrease in the exchange rate in our portfolio of foreign currency contracts would have increased or decreased our unrealized losses by $7.7 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged.

Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end. Results of operations are translated into U.S. dollars at an average exchange rate for the period. The resulting translation adjustments are recorded in stockholders’ equity as cumulative translation adjustments. The translation adjustment recorded in accumulated other comprehensive loss at December 31, 2018 was a loss of $80.1 million.

Environmental, Health, Safety, Contingencies and Other Matters

Please refer to Part II, Item 8, Note 18, “Commitments and Contingencies,” where we have disclosed our environmental, health, safety, contingencies and other matters.

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

Revenue Recognition – The Company records revenue in accordance with ASC Topic 606 – “Revenue from Contracts with Customers.” Below are our revenue recognition policies by performance obligation.

•	Crane Revenue

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

From time to time, the Company enters into agreements where the customer has the right to exercise a buyback option for the repurchase of a crane by the Company at an agreed upon price. The Company evaluates each agreement at the inception of the order to determine if the customer has a significant economic incentive to exercise that right. If it is determined that the customer has a significant economic incentive to exercise that right, the agreement is accounted for as a lease in accordance with ASC Topic 840 - “Leases.” If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the asset is transferred to the customer.

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

•	Aftermarket Part Sales

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

•	Other Revenues

The Company’s other revenues consist primarily of revenues from:

o	Repair and field service work; and
o	Training and technical publications.

As it relates to the Company’s other revenues, the Company’s performance obligations generally relate to performing specific agreed upon services. Revenue is earned upon the completion of those services.

Inventories and Related Reserve for Obsolete and Excess Inventory - Inventories are valued at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories based on historical usage, estimated future usage, sales requiring the inventory and historical write-off experience and are subject to change if experience improves or deteriorates.

Goodwill, Other Intangible Assets and Other Long-Lived Assets - The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles - Goodwill and Other.”  Under ASC Topic 350-10, goodwill is not amortized; instead, the Company performs an annual impairment review. The date for the annual impairment review is October 31, or more frequently if events or changes in circumstances indicate that the assets might be impaired. To perform its goodwill impairment review, the Company uses a fair-value method, primarily the income approach, based on the present value of future cash flows. The Company adopted Accounting Standards Update No. 2017-4 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment,” in 2017. The guidance eliminates Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. Goodwill impairment is now determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. To perform its indefinite lived intangible assets impairment test, the Company uses a fair-value method, based on a relief of royalty valuation approach. Management’s judgments and assumptions about the amounts of those cash flows and the discount rates are inputs to these analyses. The estimated fair value is then compared with the carrying amount of the reporting unit or indefinite lived intangible asset. Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

The Company has three reporting units: Americas, EURAF and MEAP.

As of October 31, 2018, the Company performed its annual goodwill and indefinite-lived assets impairment tests. Based on the results of these tests, the EURAF reporting unit recorded a non-cash goodwill impairment charge of $82.2 million which wrote down the goodwill to zero in the reporting unit. The goodwill impairment charge resulted from a reduction in the estimated fair value of the reporting unit based on the continued decline in the Company’s equity market capitalization and lower forecasted results in the region. The valuation of goodwill is particularly sensitive to management's assumptions of revenue growth rates, projected operating income, discount rates and royalty rates, and an unfavorable change in those assumptions could put goodwill at risk for impairment in future periods.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. A considerable amount of management judgment and assumptions are required in performing the impairment tests, principally in determining the fair value of the assets, of a potential impairment. While the Company believes its judgments and assumptions were reasonable, different assumptions could change the estimated fair values and, therefore, impairment charges could be required.

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

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. We review our actuarial assumptions on an annual basis and make modifications to the assumptions when appropriate. As required by GAAP, the effects of the modifications are recorded currently or amortized over future periods. We have developed the assumptions with the assistance of our independent actuaries and other relevant sources, and we believe that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows. Refer to Note 21, “Employee Benefit Plans” to the Consolidated Financial Statements, for a summary of the impact of a 0.50% change in the discount rate and rate of return on plan assets would have on our financial statements.

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

Income Taxes - We account for income taxes under the guidance of ASC Topic 740-10, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We record a valuation allowance that represents a reserve on deferred tax assets for which utilization is not more likely than not. Management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against our net deferred tax assets. We do not currently provide for additional U.S. and non-U.S. income taxes which would become payable upon repatriation of undistributed earnings of non-U.S. subsidiaries.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. The SEC staff issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the tax impacts, as of December 31, 2018, related to the deemed repatriated earnings, Global Intangible Low Taxed Income and Base Erosion Anti-abuse Tax. The initial revaluation of deferred tax assets and liabilities were remeasured as of December 31, 2017, and these amounts were included in the Company’s consolidated financial statements. The accounting was completed in the fourth quarter of 2018. See additional details in Note 13, “Income Taxes,” to the Consolidated Financial Statements.

Warranties - In the normal course of business, we provide our customers warranties covering workmanship, and in some cases materials, on products manufactured by us. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties. If a product fails to comply with our warranties, we may be obligated, at our expense, to correct any defect by repairing or replacing such defective product. We provide for an estimate of costs that may be incurred under our warranties at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect our warranty liability include the number of shipped units and historical and anticipated rates or warranty claims. As these factors are impacted by actual experience and future expectations, we assess the adequacy of our recorded warranty liability and adjust the amounts as necessary.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of The Manitowoc Company, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Manitowoc Company and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), cash flows, and of equity for each of the three years in the period ended 2018, including the related notes and financial statement schedule listed in the index appearing under item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 13, 2019

We have served as the Company’s auditor since 1995.

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

Millions of dollars, except per share data	2018	2017	2016
Net sales	$1,846.8	$1,581.3	$1,613.1
Cost of sales	1,518.7	1,299.4	1,359.8
Gross profit	328.1	281.9	253.3
Operating costs and expenses:
Engineering, selling and administrative expenses	251.6	245.3	270.4
Asset impairment expense	82.6	0.1	96.9
Amortization of intangible assets	0.3	0.8	3.0
Restructuring expense	12.9	27.2	23.4
Other expense	—	0.1	2.6
Total operating costs and expenses	347.4	273.5	396.3
Operating income (loss)	(19.3)	8.4	(143.0)
Other expense:
Interest expense	(39.1)	(39.2)	(39.6)
Amortization of deferred financing fees	(1.8)	(1.9)	(2.2)
Loss on debt extinguishment	—	—	(76.3)
Other expense — net	(11.5)	(6.8)	(7.0)
Total other expense	(52.4)	(47.9)	(125.1)
Loss from continuing operations before income taxes	(71.7)	(39.5)	(268.1)
Provision (benefit) for income taxes	(4.8)	(49.5)	100.5
Income (loss) from continuing operations	(66.9)	10.0	(368.6)
Discontinued operations:
Loss from discontinued operations, net of income taxes of $0.0, $0.0 and $0.6, respectively	(0.2)	(0.6)	(7.2)
Net income (loss)	$(67.1)	$9.4	$(375.8)
Amounts attributable to the Manitowoc common shareholders:
Income (loss) from continuing operations	$(66.9)	$10.0	$(368.6)
Loss from discontinued operations, net of income taxes	(0.2)	(0.6)	(7.2)
Net income (loss) attributable to Manitowoc common shareholders	$(67.1)	$9.4	$(375.8)
Per Share Data
Basic income (loss) per common share:
Income (loss) from continuing operations attributable to Manitowoc common shareholders	$(1.88)	$0.28	$(10.70)
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.01)	(0.02)	(0.21)
Basic income (loss) per share attributable to Manitowoc common shareholders	$(1.89)	$0.26	$(10.91)
Diluted income (loss) per common share:
Income (loss) from continuing operations attributable to Manitowoc common shareholders	$(1.88)	$0.28	$(10.70)
Loss from discontinued operations attributable to Manitowoc common shareholders	(0.01)	(0.02)	(0.21)
Diluted income (loss) per share attributable to Manitowoc common shareholders	$(1.89)	$0.26	$(10.91)

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2018, 2017 and 2016

Millions of dollars	2018	2017	2016
Net income (loss)	$(67.1)	$9.4	$(375.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(27.7)	58.4	(20.4)
Unrealized income (loss) on derivatives, net of income tax benefit of $0.0, $0.0 and $0.9, respectively	(0.4)	0.4	1.4
Employee pension and postretirement benefit costs, net of income tax expense (benefit) of $1.4, $4.2 and $(0.2), respectively	8.9	6.7	(4.1)
Total other comprehensive income (loss), net of tax	(19.2)	65.5	(23.1)
Comprehensive income (loss)	$(86.3)	$74.9	$(398.9)

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2018 and 2017

Millions of dollars, except shares data	2018	2017
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$140.3	$123.0
Accounts receivable, less allowances of $10.3 and $10.9, respectively	171.8	179.2
Inventories — net	453.1	400.6
Notes receivable — net	19.4	31.1
Other current assets	58.3	56.5
Total current assets	842.9	790.4
Property, plant and equipment — net	288.9	303.7
Goodwill	232.8	321.3
Other intangible assets — net	118.1	122.1
Other non-current assets	59.2	70.3
Total assets	$1,541.9	$1,607.8
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses	$425.2	$375.8
Short-term borrowings	6.4	8.2
Product warranties	39.1	35.5
Customer advances	9.6	12.7
Other liabilities	16.3	20.8
Total current liabilities	496.6	453.0
Non-Current Liabilities:
Long-term debt	266.7	266.7
Deferred income taxes	5.7	13.0
Pension obligations	85.7	88.9
Postretirement health and other benefit obligations	18.3	25.5
Long-term deferred revenue	25.2	20.8
Other non-current liabilities	42.4	62.4
Total non-current liabilities	444.0	477.3
Commitments and contingencies (Note 18)
Total stockholders' equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,588,833 and 35,273,864 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	583.8	576.6
Accumulated other comprehensive loss	(116.6)	(97.4)
Retained earnings	189.6	256.7
Treasury stock, at cost (5,205,150 and 5,520,119 shares, respectively)	(56.9)	(59.8)
Total stockholders’ equity	601.3	677.5
Total liabilities and equity	$1,541.9	$1,607.8

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

Millions of dollars	2018	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$(67.1)	$9.4	$(375.8)
Adjustments to reconcile net (loss) income to cash (used for) provided by operating activities of continuing operations:
Asset impairment expense	82.6	0.1	96.9
Loss from discontinued operations, net of income taxes	0.2	0.6	7.2
Depreciation expense	36.1	38.1	45.6
Amortization of intangible assets	0.3	0.8	3.0
Amortization of deferred financing fees	1.8	1.9	2.2
Deferred income tax (benefit) - net	(11.1)	(44.1)	101.4
Noncash loss on early extinguishment of debt	—	—	15.4
Loss (gain) on sale of property, plant and equipment	0.9	0.1	1.1
Stock-based compensation expense and other	7.4	8.5	(0.7)
Changes in operating assets and liabilities, excluding the effects of business divestitures:
Accounts receivable	(553.4)	(435.5)	(435.5)
Inventories	(72.7)	51.1	52.7
Notes receivable	18.6	18.8	32.2
Other assets	2.7	4.0	(6.9)
Accounts payable	56.5	27.1	(105.8)
Accrued expenses and other liabilities	(15.6)	(5.2)	(9.3)
Net cash used for operating activities of continuing operations	(512.8)	(324.3)	(576.3)
Net cash used for operating activities of discontinued operations	(0.2)	(0.6)	(49.9)
Net cash used for operating activities	(513.0)	(324.9)	(626.2)
Cash Flows From Investing Activities
Capital expenditures	(31.7)	(28.9)	(45.9)
Proceeds from sale of property, plant and equipment	13.0	7.0	8.4
Cash receipts on sold accounts receivable	553.1	402.8	453.9
Other	—	0.4	0.2
Net cash provided by investing activities of continuing operations	534.4	381.3	416.6
Net cash used for investing activities of discontinued operations	—	—	(2.4)
Net cash provided by investing activities	534.4	381.3	414.2
Cash Flows From Financing Activities
Payments on long-term debt	(3.8)	(10.9)	(1,389.0)
Proceeds from long-term debt	—	0.2	272.1
Payments on notes financing - net	—	(4.7)	(8.4)
Debt issuance costs	—	—	(8.9)
Exercises of stock options including windfall tax benefits	2.5	5.7	9.4
Dividend from spun-off subsidiary	—	—	1,361.7
Cash transferred to spun-off subsidiary	—	—	(17.7)
Net cash provided by (used for) financing activities of continuing operations	(1.3)	(9.7)	219.2
Net cash provided by financing activities of discontinued operations	—	—	0.2
Net cash provided by (used for) financing activities	(1.3)	(9.7)	219.4
Effect of exchange rate changes on cash	(2.8)	2.4	0.9
Net increase (decrease) in cash, cash equivalents and restricted cash	17.3	49.1	8.3
Cash, cash equivalents and restricted cash at beginning of period, including cash of discontinued operations of $0.0, $0.0 and $31.9, respectively	123.0	73.9	65.6
Cash, cash equivalents and restricted cash at end of period, including cash of discontinued operations of $0.0, $0.0, and $0.0, respectively	$140.3	$123.0	$73.9
Supplemental Cash Flow Information
Interest paid	$36.8	$37.0	$49.6
Income taxes (refunded) paid	2.6	(7.6)	8.9

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Equity

For the years ended December 31, 2018, 2017 and 2016

Millions of dollars, except shares data	2018	2017	2016
Common Stock - Shares Outstanding
Balance at beginning of year	35,273,864	34,960,303	34,154,290
Stock options exercised	95,019	262,118	687,619
Restricted stock, net	165,404	23,566	(9,112)
Performance shares issued	54,546	27,877	127,506
Balance at end of year	35,588,833	35,273,864	34,960,303
Common Stock - Par Value
Balance at beginning of year	$1.4	$1.4	$1.4
Balance at end of year	$1.4	$1.4	$1.4
Additional Paid-in Capital
Balance at beginning of year	$576.6	$567.6	$558.0
Stock options exercised and issuance of other stock awards	(1.0)	2.0	0.3
Stock-based compensation	8.2	7.0	9.3
Balance at end of year	$583.8	$576.6	$567.6
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(97.4)	$(162.9)	$(207.8)
Distribution of Spun-off subsidiary	—	—	68.0
Other comprehensive income (loss)	(19.2)	65.5	(23.1)
Balance at end of year	$(116.6)	$(97.4)	$(162.9)
Retained Earnings
Balance at beginning of year - As reported	$256.7	$247.3	$539.5
Impact of change in accounting principle	—	—	22.8
Balance at beginning of year - As adjusted	256.7	247.3	562.3
Net income (loss)	(67.1)	9.4	(375.8)
Distribution of Spun-off subsidiary	—	—	60.8
Balance at end of year	$189.6	$256.7	$247.3
Treasury Stock
Balance at beginning of year	$(59.8)	$(62.9)	$(71.6)
Stock options exercised and issuance of other stock awards	2.9	3.1	8.7
Balance at end of year	$(56.9)	$(59.8)	$(62.9)
Total equity	$601.3	$677.5	$590.5

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Company and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc”, “MTW” and the “Company”) was founded in 1902 and has over a 116-year tradition of providing high-quality, customer-focused products and support services to its markets and for the year ended December 31, 2018, the Company had net sales of approximately $1.8 billion. Manitowoc is one of the world’s leading providers of engineered lifting solutions. Manitowoc designs, manufactures, markets, and supports one of the most comprehensive product lines of mobile telescopic cranes, tower cranes, lattice-boom crawler cranes, and boom trucks. Its Crane products are principally marketed under the Manitowoc, Grove, Potain and National Crane brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure and residential construction end markets. Additionally, its Manitowoc Crane Care offering leverages Manitowoc's installed base of approximately 144,000 cranes to provide aftermarket parts and services to enable its customers to manage their fleets more effectively and improve their return on investment. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc Crane Care provides the Company with a consistent stream of recurring revenue. Manitowoc is a Wisconsin corporation, and its principal executive offices are located at 11270 West Park Place Suite 1000, Milwaukee, Wisconsin 53224.

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

See Note 4, “Discontinued Operations,” for further details concerning the above transaction being reported as discontinued operations.

Basis of Presentation The consolidated financial statements include the accounts of The Manitowoc Company, Inc. and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain prior period amounts have been reclassified to conform to the current period presentation. All amounts, except share and per share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

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

2. Summary of Significant Accounting Policies

Cash Equivalents All short-term investments purchased with an original maturity of three months or less are considered cash equivalents. Cash, cash equivalents and restricted cash on the Consolidated Balance Sheets includes zero and $3.8 million of restricted cash as of December 31, 2018 and 2017, respectively.

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

Inventories Inventories are valued at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company determines inventory value using the first-in, first-out method.

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

Property, Plant and Equipment Property, plant and equipment are stated at cost. Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred. Expenditures for major renewals and improvements that substantially extend the capacity or useful life of an asset are capitalized and are then depreciated. The cost and accumulated depreciation for property, plant and equipment sold, retired or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in earnings. Property, plant and equipment are depreciated over the estimated useful lives of the assets using the straight-line depreciation method for financial reporting and accelerated depreciation methods for income tax purposes.

Property, plant and equipment are depreciated over the following estimated useful lives:

Years
Building and improvements	2 - 43
Machinery, equipment and tooling	1 - 21
Furniture and fixtures	1 - 10
Computer hardware and software	1 - 10
Rental cranes	5 - 15

Property, plant and equipment also includes cranes accounted for as operating leases. Equipment accounted for as operating leases includes equipment leased directly to the customer and equipment for which the Company has assisted in the financing arrangement, whereby it has made a buyback commitment that the customer has a significant economic incentive of exercising. Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life. Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement to the net book value at the end of the lease period which equals the buyback amount. The amount of buyback and rental equipment included in property, plant and equipment amounted to $49.4 million and $54.3 million, net of accumulated depreciation, at December 31, 2018 and 2017, respectively.

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

The Company tests for impairment of goodwill annually in the fourth quarter. To test goodwill, the Company estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount. See Note 9, “Goodwill and Other Intangible Assets,” for further details on our impairment assessments.

Warranties Estimated standard manufacturing warranty costs are recorded in cost of sales at the time of sale of the warranted products based on historical warranty experience for the related product or estimates of projected costs due to specific warranty issues on new products. These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances or actual experience. When a customer purchases an extended warranty, revenue is recognized over the life of the contract. Costs related to the extended warranty are expensed as incurred.

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

Product Liabilities The Company records product liability reserves for its self-insured portion of any pending or threatened product liability actions when losses are probable and reasonably estimable. The reserve is based upon two estimates. First, the Company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the Company’s best judgment with the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case. Second, the Company determines the amount of additional reserve required to cover incurred but not reported product liability obligations and to account for possible adverse development of the established case reserves utilizing actuarially developed estimates.

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

During 2018, 2017 and 2016, minimal amounts were recognized in earnings due to ineffectiveness of certain commodity hedges. The amount reported as derivative instrument fair market value adjustment in the AOCI account within the Consolidated Statements of Comprehensive Income (Loss) represents the net gain (loss) on foreign currency exchange contracts, commodity contracts and interest rate contracts designated as cash flow hedges, net of income taxes.

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

Research and Development Research and development costs are charged to expense as incurred and amounted to $35.2 million, $37.9 million and $44.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Research and development costs include salaries, materials, contractor fees and other administrative costs.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). Further information on the tax impacts of the Tax Reform Act is included in Note 13, “Income Taxes.”

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

Concentration of Credit Risk Credit extended to customers through trade accounts receivable potentially subjects the Company to risk. This risk is limited due to the large number of customers and their dispersion across various industries and many geographical areas. However, a significant amount of the Company’s receivables are with distributors and contractors in the construction industry and government agencies. The Company currently does not foresee a significant credit risk associated with these individual groups of receivables but continues to monitor the exposure, if any.

Recent Accounting Changes and Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15 “Intangibles – Goodwill and Other – Internal-use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual periods beginning after December 15, 2019. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-14 “Compensation – Retirement Benefits – Defined Benefit Plans – General (subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans,” which removed disclosures and added disclosures. The standard is effective for annual periods beginning after December 15, 2020 with early adoption permitted. The Company adopted this ASU as of December 31, 2018. The updated disclosures are included in Note 21, “Employee Benefit Plans.”

In June 2018, the FASB issued ASU No. 2018-7 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting,” which aligns the accounting for nonemployee share-based payments with employee share-based payments under Topic 718. The standard is effective for annual periods beginning after December 15, 2018, including interim periods therein. The adoption of the ASU will not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-12 “Targeted Improvements to Accounting for Hedging Activities,” which amends ASC 815, “Derivatives and Hedging.” The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted. The adoption of the ASU will not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09 “Compensation - Stock Compensation (Topic 718):  Scope of Modification Accounting,” to provide clarity and reduce both diversity in practice and cost complexity when applying the guidance in Topic 718 to a change to the terms and conditions of a stock-based payment award. ASU 2017-09 also provides guidance about the types of changes to the terms or conditions of a share-based payment award that require an entity to apply modification accounting in accordance with Topic 718. The standard was effective for annual periods beginning after December 15, 2017, and for interim periods therein. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-07 “Compensation - Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.”  This ASU amends ASC 715, “Compensation – Retirement Benefits,” to require employers that present a measure of operating income in their statement of income to include only the service cost component of net periodic pension cost and net periodic postretirement benefit cost in operating expenses (together with other employee compensation costs). The other components of net benefit cost, including amortization of prior service cost/credit and settlement and curtailment effects, are to be included in nonoperating expenses. This ASU also allows only the service cost component of net benefit cost to be capitalized (for example, as a cost of inventory). The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets, and is effective for public companies for fiscal years beginning after December 15, 2017. As a result of the adoption of ASU No. 2017-07, the Company reclassified approximately $7.3 million and $10.3 million to other income (expense) – net from engineering, selling, and administrative expense on the Consolidated Statement of Operations for the years ended December 31, 2017 and 2016, respectively.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The amendments of this ASU address the diversity of presentation of restricted cash by requiring a statement of cash flows to explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. ASU 2016-18 was effective for fiscal years beginning after December 15, 2017. The adoption of ASU No. 2016-18 resulted in a change in certain disclosures within the Consolidated Statement of Cash Flows, including cash flows from investing activities and total cash, cash equivalents and restricted cash.

In October 2016, the FASB issued ASU No. 2016-16 - “Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory,” which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 was effective for fiscal years beginning after December 15, 2017. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 - “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice and affects all entities required to present a statement of cash flows under Topic 230. This standard was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. As a result of the adoption of ASU No. 2016-15, the Company reclassified $402.8 million and $453.9 million of operating cash flows to investing cash flows for the years ended December 31, 2017 and 2016, respectively.

In May 2014, the FASB issued ASU No. 2014-09 - “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This was further clarified with technical corrections issued within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, ASU 2016-20, and ASU 2017-05. The new revenue recognition guidance was issued to provide a single, comprehensive revenue recognition model for all contracts with customers. Under the new guidance, an entity will recognize revenue to depict the transfer of promised goods or a service to a customer at an amount that the entity expects to be entitled to in exchange for those goods or services. A five-step model was introduced for an entity to apply when recognizing revenue. The new guidance also included enhanced disclosure requirements and was effective January 1, 2018. Entities had the option to apply the new guidance under a retrospective approach to each prior reporting period presented, or a modified retrospective approach with the cumulative effect of initially applying the new guidance recognized at the date of initial application within the Consolidated Statement of Changes in Stockholder's Equity. The Company has adopted the new guidance effective January 1, 2018 utilizing the modified retrospective approach. Refer to Note 3, “Revenues” for further details.

In February 2016, the FASB issued ASU 2016-02 - “Leases”, which is intended to improve financial reporting on leasing transactions. This was further clarified with technical corrections issued within ASU 2018-10 and ASU 2018-11. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is adopting this guidance effective January 1, 2019 using the modified retrospective approach. The adoption of this ASU will not have a material impact on the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows. The adoption of this ASU will result in an approximate $49.0 million to $53.0 million increase in right of use assets, $10.0 million to $13.0 million increase in short-term lease obligations and $38.0 million to $41.0 million increase in long-term lease obligations on the Consolidated Balance Sheet as it relates to operating leases. However, this estimated range is subject to change as the Company finalizes its implementation. As part of the adoption of this accounting standard, the Company plans to use the package of practical expedients which does not require the Company to reassess the lease classification for any expired or existing leases upon adoption of the standard. The Company will implement enhanced internal controls and a software solution to comply with the requirements of the standard.

3. Revenues

Adoption of Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”

On January 1, 2018, the Company adopted ASC Topic 606, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company’s historic accounting under ASC Topic 605.

The majority of the Company’s sales revenue continues to be recognized when products are shipped from the Company’s manufacturing facilities. Additional information related to the Company’s “Performance Obligations” are listed below.

As a result of the adoption of ASC Topic 606, no cumulative catch up adjustment to retained earnings was recorded as of January 1, 2018.

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

Performance Obligations

The following is a description of principle activities from which the Company generates revenue. Disaggregation of the Company’s revenue sources are disclosed in Note 17, “Segments.”

Crane Revenue

Crane revenue is primarily generated through the sale of new and used cranes. Contracts with customers are generally in the form of a purchase order. Based on the nature of the Company’s contracts, the Company does not have any significant financing terms. Contracts may have variable consideration in the form of early pay discounts or rebates, however the variable consideration is not material to the overall contract with the customer. Revenue is earned under these contracts when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier or acceptance through an independent inspection company that acts as an agent of the customer.

From time to time, the Company enters into agreements where the customer has the right to exercise a buyback option for the repurchase of a crane by the Company at an agreed upon price. The Company evaluates each agreement at the inception of the order to determine if the customer has a significant economic incentive to exercise that right. If it is determined that the customer has a significant economic incentive to exercise that right, the agreement is accounted for as a lease in accordance with ASC Topic 840. If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the asset is transferred to the customer. Refer to Note 19, “Guarantees” for additional information.

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

Customer Advances

The Company records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. The table below shows the change in the customer advances balance for the year ended December 31, 2018 which is included in current liabilities in the Consolidated Balance Sheet.

	Customer Advances Balance as of January 1, 2018	Cash Received in Advance of Satisfying Performance Obligation	Revenue Recognized	Currency Translation	Customer Advances Balance as of December 31, 2018
Total	$12.7	$96.5	$98.5	$1.1	$9.6

Practical Expedients and Exemptions

The Company expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within engineering, selling and administrative expenses in the Consolidated Statement of Operations.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

4. Discontinued Operations

On March 4, 2016, Manitowoc completed the Spin-Off. The financial results of MFS are presented as loss from discontinued operations, net of income taxes in the Consolidated Statements of Operations. Concurrent with the Spin-Off, the Company received a $1,361.7 million dividend from MFS. The following table presents the financial results of MFS through the date of the Spin-Off for the indicated period and do not include corporate overhead allocations:

Major classes of line items constituting earnings from discontinued operations before income taxes related to MFS

2016
Net sales	$219.6

Cost of sales	141.5
Engineering, selling and administrative expenses	48.3
Amortization of intangible assets	5.2
Asset impairment expense	—
Restructuring expense	0.3
Separation expense	27.7
Other	—
Total operating costs and expenses	223.0
Operating loss	(3.4)
Other expense	(2.2)
Loss from discontinued operations before income taxes	(5.6)
Provision for income taxes	0.6
Loss from discontinued operations, net of income taxes (1)	$(6.2)

(1)

For the year ended December 31, 2016, the Company recorded net losses of $(1.0) million from various other businesses disposed of prior to 2014. This is presented for informational purposes only and does not necessarily reflect what the results of operations would have been had the businesses operated as stand-alone entities.

No assets or liabilities of MFS are reflected on the Company's Consolidated Balance Sheet as of December 31, 2018 and 2017.

Costs recorded by the Company during the twelve months ended December 31, 2018 and 2017 related to the Spin-Off were not material. During the twelve months ended December 31, 2016, the Company recorded $27.7 million of costs related to the Spin-Off. These costs consisted primarily of professional and consulting fees and were included in the results of discontinued operations.

5. Fair Value of Financial Instruments

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2018 by level within the fair value hierarchy. At December 31, 2017, there was an immaterial amount of financial assets and liabilities that were accounted for at fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.1	$—	$0.1
Current Liabilities:
Foreign currency exchange contracts	$—	$1.8	$—	$1.8

The fair value of the Company’s 12.750% senior secured second lien notes due 2021 (the “2021 Notes”) was approximately $278.1 million and $297.3 million as of December 31, 2018 and 2017, respectively.

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

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates fair value of its 2021 Notes based on quoted market prices of the instruments; because these markets are typically thinly traded, the liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 12, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of December 31, 2018 and 2017 due to the short-term nature of these instruments.

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

6. Inventories

The components of inventories at December 31, 2018 and December 31, 2017 are summarized as follows:

	2018	2017
Raw materials	$159.2	$122.0
Work-in-process	102.0	98.9
Finished goods	248.0	227.7
Total inventories — gross	509.2	448.5
Excess and obsolete inventory reserve	(56.1)	(47.9)
Net inventories	$453.1	$400.6

7. Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of the amounts due. Long-term notes receivable are included within other non-current assets on the Consolidated Balance Sheet. Current and long-term notes receivable balances primarily relate to the Company's captive finance entity in China. The Company also has a long-term note receivable balance related to the 2014 sale of Manitowoc Dong Yue. During 2018, the Company recorded $3.6 million related to the write down of the note with Manitowoc Dong Yue to the anticipated collection amount based on current expectations. As of December 31, 2018, the Company had current and long-term notes receivable in the amount of $19.4 million and $17.0 million, respectively. As of December 31, 2017, the Company had current and long-term notes receivable in the amount of $31.1 million and $27.4 million, respectively.

8. Property, Plant and Equipment

The components of property, plant and equipment at December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Land	$24.1	$25.4
Building and improvements	195.3	$196.4
Machinery, equipment and tooling	269.4	$263.6
Furniture and fixtures	16.4	$15.6
Computer hardware and software	117.1	$114.4
Rental cranes	84.0	$90.2
Construction in progress	9.6	$17.3
Total cost	715.9	722.9
Less accumulated depreciation	(427.0)	(419.2)
Property, plant and equipment-net	$288.9	$303.7

In the years ended December 31, 2018 and 2017, the Company recorded $0.4 million and $0.1 million in asset impairment charges, respectively.

Assets Held for Sale

The Company has classified the Manitowoc, Wisconsin manufacturing building as held for sale on the Consolidated Balance Sheet for the year ended December 31, 2018. The Company classified the Manitowoc, Wisconsin manufacturing building and Corporate headquarters as held for sale on the Consolidated Balance Sheet for the year ended December 31, 2017. The net book value of assets held for sale were $12.9 million and $16.2 million as of December 31, 2018 and 2017, respectively, and are included in other current assets on the balance sheet. The decrease in assets held for sale is related to the sale of the Corporate headquarters during 2018.

These assets were carried at the lesser of the original cost or fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 (see Note 5, “Fair Value of Financial Instruments,” for the definition of Level 3 inputs) under the fair value hierarchy and were estimated based on broker quotes and internal expertise related to current marketplace conditions.

9. Goodwill and Other Intangible Assets

The changes in carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	Cranes	Americas	Europe and Africa ("EURAF")	Middle East and Asia Pacific ("MEAP")
Net balance as of January 1, 2017	$299.6	$—	$—	$—
Foreign currency impact	16.5	—	—	—
Reallocation of goodwill at October 31, 2017	(316.1)	166.5	81.5	68.1
Foreign currency impact	—	—	4.4	0.8
Net balance as of December 31, 2017	—	166.5	85.9	68.9
Foreign currency impact	—	—	(3.7)	(2.6)
Goodwill impairment - October 31, 2018	—	—	(82.2)	—
Net balance as of December 31, 2018	$—	$166.5	$—	$66.3

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

The annual goodwill and indefinite-lived assets impairment testing was performed during the fourth quarter. Based on the results of that test, the EURAF reporting unit recorded a non-cash goodwill impairment charge of $82.2 million. The goodwill impairment charge resulted from a reduction in the estimated fair value of the reporting unit based on the continued decline in the Company’s equity market capitalization and lower forecasted results in the region. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired.

A considerable amount of management judgment and assumptions are required in performing the impairment tests as it relates to revenue growth rates, projected operating income, discount rates and royalty rates. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairment charges could be required. Weakening industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in the use of the assets or in entity structure may adversely impact the assumptions used in the valuations. The Company continually monitors market conditions and determines if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted. In the event the Company determines that assets are impaired in the future, the Company would recognize a non-cash impairment charge, which could have a material adverse effect on the Company’s Consolidated Balance Sheets and Results of Operations.

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill are as follows as of December 31, 2018 and 2017.

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$96.7	$—	$96.7	$99.7	$—	$99.7
Customer relationships	10.1	(8.4)	1.7	10.7	(8.7)	2.0
Patents	29.8	(29.0)	0.8	30.6	(29.7)	0.9
Engineering drawings	10.5	(10.5)	—	10.8	(10.7)	0.1
Distribution network	19.0	(0.1)	18.9	19.5	(0.1)	19.4
Net balance	$166.1	$(48.0)	$118.1	$171.3	$(49.2)	$122.1

Amortization of intangible assets for the years ended December 31, 2018, 2017 and 2016 was $0.3 million, $0.8 million and $3.0 million, respectively. Excluding the impact of any future acquisitions, divestitures or impairments, the Company anticipates amortization will be approximately $0.3 million per year through 2022.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Trade accounts payable	$249.2	$204.9
Employee-related expenses	59.5	59.7
Accrued vacation	24.3	23.8
Miscellaneous accrued expenses	92.2	87.4
Total accounts payable and accrued expenses	$425.2	$375.8

11. Debt

Outstanding debt at December 31, 2018 and 2017 is summarized as follows:

	2018	2017
Revolving credit facility	$—	$—
Senior notes due 2021	254.2	251.9
Other	21.2	26.1
Deferred financing costs	(2.3)	(3.1)
Total debt	273.1	274.9
Less current portion and short-term borrowings	(6.4)	(8.2)
Long-term debt	$266.7	$266.7

The balance sheet values of the 2021 Notes as of December 31, 2018 and 2017 are not equal to the face value of the 2021 Notes, $260.0 million, because of original issue discounts (“OID”) included in the applicable balance sheet values.

As of December 31, 2018, the Company had outstanding $21.2 million of other indebtedness that has a weighted-average interest rate of approximately 5.3%. This debt includes balances on local credit lines and capital lease obligations.

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

As of December 31, 2018, the Company did not have an outstanding balance on the ABL Revolving Credit Facility. During the year ended December 31, 2018, the highest daily borrowing was $47.0 million and the average borrowing was $7.0 million, while the average annual interest rate was 3.99%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of December 31, 2018, the spreads for London interbank offer rate and prime rate borrowings were 1.50% and 0.50%, respectively, with excess availability of approximately $96.5 million, which represents revolver borrowing capacity of $107.8 million less U.S. letters of credit outstanding of $11.3 million.

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

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

Year
2019	$6.4
2020	4.2
2021	269.4
2022	0.6
2023	—
Thereafter	0.7
Total	$281.2

•

The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2018 as shown on the Consolidated Balance Sheet due to $5.8 million of OID and $2.3 million of deferred financing costs.

As of December 31, 2018, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2021 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12. Accounts Receivable Securitization and Other Factoring Arrangements

The Company has various U.S. and Non-U.S. accounts receivable financing programs. The Company accounts for transactions under these arrangements as sales in accordance with ASC Topic 860, “Transfers and Servicing.”

On March 3, 2016, the Company replaced the Fifth Amended and Restated Receivables Purchase Agreement dated December 15, 2014 and entered into a Receivables Purchase Agreement (“RPA”) among Manitowoc Funding, LLC (“MTW Funding”), as Seller, The Manitowoc Company, Inc., as Servicer, and Wells Fargo Bank, N.A., as Purchaser and as Agent. The commitment size of the RPA is $75.0 million.

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

Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $863.5 million and $691.0 million as of December 31, 2018 and 2017, respectively. Cash proceeds received from customers related to the receivables previously sold for the years ended December 31, 2018 and 2017 were $781.6 million and $609.8 million, respectively.

Sales of trade receivables under the program reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets were $75.0 million and $31.8 million as of December 31, 2018 and 2017, respectively. The proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily because the average collection cycle of the related receivables is less than 60 days; and as such, the fair value of the Company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded as of December 31, 2018 and December 31, 2017 was $71.5 million and $60.6 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets. For the years ended December 31, 2018, 2017 and 2016 non-cash investing activities related to the increase in the deferred purchase price was $594.2 million, $538.1 million and $490.9 million, respectively.

The securitization program contains customary affirmative and negative covenants. Among other restrictions, these covenants require the Company to meet specified financial tests, which include a minimum fixed charge coverage ratio which is the same as the covenant ratio required per the ABL Revolving Credit Facility. As of December 31, 2018, the Company was in compliance with all affirmative and negative covenants inclusive of the financial covenants pertaining to the RPA, as amended. Based on management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

The Company has two non-U.S. accounts receivable financing programs. Under these financing programs, the Company sold €215.7 million of receivables and received €215.7 million of cash on the sold receivables. The maximum availability under these programs is €45 million.

13. Income Taxes

Income (loss) from continuing operations before income taxes for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	2018	2017	2016
Income (loss) from continuing operations before income taxes:
Domestic	$(76.4)	$(98.5)	$(293.0)
Foreign	4.7	59.0	24.9
Total	$(71.7)	$(39.5)	$(268.1)

Income tax provision (benefit) from continuing operations for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	2018	2017	2016
Current:
Federal and state	$(7.3)	$(12.8)	$(13.0)
Foreign	13.6	7.4	12.1
Total current	$6.3	$(5.4)	$(0.9)
Deferred:
Federal and state	$(6.2)	$(7.0)	$98.7
Foreign	(4.9)	(37.1)	2.7
Total deferred	$(11.1)	$(44.1)	$101.4
Income tax provision (benefit) from continuing operations	$(4.8)	$(49.5)	$100.5

The federal statutory income tax rate is reconciled to the Company’s effective income tax rate for continuing operations for the years ended December 31, 2018, 2017 and 2016 as follows:

	2018	2017	2016
Federal income tax at statutory rate	21.0%	35.0%	35.0%
State income tax provision	4.3	16.3	2.3
Manufacturing & research incentives	2.4	7.9	2.0
Taxes on foreign income which differ from the U.S. statutory rate	(3.2)	41.5	2.4
Adjustments for unrecognized tax benefits	9.6	0.5	(4.0)
Adjustments for valuation allowances	(1.8)	287.7	(69.8)
Spin-off tax costs	—	—	(1.3)
U.S. Tax Reform	2.5	(228.3)	—
Goodwill impairment	(24.6)	—	—
Other items	(3.6)	(35.4)	(4.1)
Effective tax rate	6.6%	125.2%	(37.5)%

On December 22, 2017, the President of the United States signed into law the Tax Reform Act. This legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) through the year ended December 31, 2017. For the year ended December 31, 2017, we were able to reasonably estimate the Transition Tax and recorded a provisional $54.0 million of federal and state income tax expense for this item, with no cash tax or income statement impact due to utilization of net operating losses. On the basis of revised E&P computations that were completed during 2018, the Company recognized an additional measurement-period adjustment of $3.2 million to the Transition Tax obligation, with no cash tax or income statement impact due to net operating loss utilization. Because of the reduced U.S. corporate income tax rate, the Company had remeasured its net operating losses, as part of its provisional Tax Reform accounting. Due to the utilization, the remeasurement was reversed and resulted in a $11.7 million tax benefit during 2018. The Transition Tax, which has now been determined to be complete, resulted in recording a total Transition Tax obligation of $57.2 million, however there was no U.S. cash tax impact due to net operating loss utilization. Because of offsetting changes in the valuation allowance against net operating losses, the effect of the measurement-period adjustment on the 2018 effective tax rate was 0 percent. On January 15, 2019, the U.S. Treasury released final regulations under amended Internal Revenue Code Section 965. The Company will account for the effects of the new regulations in the first quarter of 2019, the period in which the regulations were issued. However, based on our assessment, no material change will result from application of the new regulations.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company recognized the provisional federal and state tax impacts related to deemed repatriated earnings and the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The Company has also completed analysis related to its historical assertion that all foreign earnings are permanently reinvested (see further details below). The ultimate impact differed from these provisional amounts, due to, among other things, additional analysis, changes in interpretations and assumptions the Company made, additional regulatory guidance issued, and actions the Company took as a result of the Tax Reform Act. The accounting was completed in the fourth quarter of 2018.

Beginning in 2018, the Tax Reform Act includes two new U.S. corporate tax provisions, the global intangible low-taxed income (“GILTI”) and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. The Company has elected to treat GILTI as a period cost. The BEAT provision in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related non-U.S. corporations, and imposes a minimum tax if the amount is greater than the regular tax. The Company evaluated the GILTI and BEAT provisions, resulting in a financial statement impact of $0.0 and $0.4 million, respectively, for the year ended December 31, 2018. While GILTI resulted in an inclusion of $30.4 million, because of the Company’s net operating losses and valuation allowance, there was no net financial statement impact.

The 2018 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than the federal income tax rate of 21%. The 2017 and 2016 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than the federal income tax rate of 35%. The rate reconciling items included above, when adjusted for actual dollar values, are consistent with prior year. The percentage impacts are higher in 2017 due to the lower consolidated pretax loss.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. Due to the Spin-Off that occurred in the first quarter of 2016, management reevaluated the deferred tax assets related to the U.S. crane operations and determined that it was more likely than not that deferred tax assets related to its U.S. crane operations were not realizable and the Company recorded a valuation allowance.

The Company has recorded valuation allowances on the deferred tax assets in Brazil, China Leasing, Germany, India, Netherland Antilles, U.K., and the U.S. as it is more likely than not that they will not be utilized. Also during 2018, the Company partially released the valuation allowance in the U.K. resulting in a $12.3 million tax benefit. The 2018 tax provision was impacted by a net increase of $1.3 million primarily related to additional valuation allowances recorded in the U.S., partially offset by the U.K. valuation allowance release noted above.

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

For 2018, the only significant item included in Other items was the $1.7 million of deferred taxes related to the update of the Company’s permanent reinvestment of foreign earnings assertion (discussed further below). For 2017, the only significant item included in Other items was the IRS audit resolution. For 2016, the only significant item included in Other items was the net operating loss

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

	2018	2017
Non-current deferred income tax assets (liabilities):
Inventories	$22.7	$16.5
Accounts receivable	(4.2)	(5.4)
Property, plant and equipment	(14.0)	(9.7)
Intangible assets	(34.8)	(33.8)
Deferred employee benefits	40.7	47.3
Product warranty reserves	6.6	5.5
Product liability reserves	4.0	5.0
Tax credits	7.1	6.7
Loss and other tax attribute carryforwards	137.8	159.2
Deferred revenue	5.1	7.4
Transition tax	—	(26.2)
Other	4.2	2.2
Total non-current deferred income tax assets	175.2	174.7
Less valuation allowance	(153.1)	(162.3)
Net deferred income tax assets, non-current	$22.1	$12.4

The net deferred tax assets are reflected in the Consolidated Balance Sheets for the years ended December 31, 2018 and 2017 as follows:

	2018	2017
Long-term income tax assets, included in other non-current assets	$27.8	$25.4
Long-term deferred income tax liability	(5.7)	(13.0)
Net deferred income tax asset	$22.1	$12.4

With the enactment of Tax Reform, we believe that our offshore cash can be accessed in a more tax efficient manner. Therefore, the Company has updated its assertion that foreign earnings are permanently reinvested such that jurisdictions where cash can be tax efficiently repatriated are no longer permanently reinvested. As of December 31, 2018, $1.7 million of deferred taxes were provided on approximately $322.0 million of unremitted earnings of non-United States subsidiaries that may be remitted to the United States. We have approximately $357.0 million of additional unremitted earnings of non-United States subsidiaries for which we have not currently provided deferred taxes. These earnings, if repatriated to the U.S., would not result in a material tax expense. As of December 31, 2017, the Company did not record a deferred tax liability related to its non-United States earnings that could have been remitted. Because of immateriality, the associated deferred tax liability is included with other items on the schedule of temporary differences and carryforwards above.

The Company has approximately $67.4 million of U.S. federal loss carryforwards, which are available to reduce future U.S. federal tax liabilities. $45.2 million of the federal net operating loss carryforwards expire in 2036; the remaining $22.2 million is not subject to any time restrictions for future use. However, utilization of these indefinite lived loss carryforwards is annually limited to 80% of adjusted taxable income. In addition, the Company has approximately $35.8 million of interest expense carryforwards that is also not subject to any time restrictions for future use. The utilization of the interest expense carryforwards is annually limited to 30% of adjusted taxable income. All of the U.S. loss carryforwards are offset by a valuation allowance.

The Company has approximately $692.3 million of U.S. state net operating loss carryforwards, which are available to reduce future U.S. state tax liabilities. These U.S. state net operating loss carryforwards expire at various times through 2038. The Company has recorded a full valuation allowance related to the U.S. state net operating losses.

The Company has approximately $329.2 million of non-U.S. loss carryforwards, which are available to reduce future non-U.S. tax liabilities. Substantially all of the non-U.S. loss carryforwards are not subject to any time restrictions on their future use, and $146.8 million are offset by a valuation allowance.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, U.S. state and non-U.S. jurisdictions. The following table provides the open tax years for which the Company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. Federal	2015 — 2018
China	2008 — 2018
France	2015 — 2018
Germany	2011 — 2018

Among other regular and ongoing examinations by U.S. federal, U.S. state and non- U.S. jurisdictions globally, the Company closed the audit with French tax authorities for calendar years 2013 to 2016. The statute is still open for 2015 and 2016; however, no adjustments are anticipated. There have been no significant developments with respect to the Company’s ongoing tax audits in other jurisdictions.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of December 31, 2018, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cashflows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cashflows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

During the years ended December 31, 2018, 2017 and 2016, the Company recorded a change to gross unrecognized tax expense (benefits) including interest and penalties of $(7.6) million, $(1.7) million, and $4.9 million, respectively.

During the years ended December 31, 2018, 2017 and 2016, the Company recognized in the Consolidated Statements of Operations $(1.0) million, $0.3 million, and $2.8 million, respectively, for interest and penalties related to uncertain tax liabilities, which the Company recognizes as a part of income tax expense (benefit). As of December 31, 2018 and 2017, the Company has accrued interest and penalties of $6.7 million and $7.7 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Balance at beginning of year	$19.5	$21.5	$19.4
Additions based on tax positions related to the current year	0.3	0.9	1.1
Additions for tax positions of prior years	0.5	4.9	5.0
Reductions for tax positions of prior years	(1.7)	(0.5)	(3.6)
Reductions based on settlements with taxing authorities	(0.6)	(6.7)	—
Reductions for lapse of statute	(5.2)	(0.6)	(0.4)
Balance at end of year	$12.8	$19.5	$21.5

Approximately $7.2 million, $13.1 million, and $14.6 million of the Company’s unrecognized tax benefits as of December 31, 2018, 2017, and 2016, respectively, would affect the effective tax rate. Note certain prior period numbers were reclassified to conform to current year presentation.

During the next twelve months, it is reasonably possible that federal, state and foreign tax audit resolutions could reduce unrecognized tax benefits by up to $8.4 million, either because the Company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.

The Company has a Tax Matters Agreement with MFS whereby MFS shall be liable for and shall indemnify the Company against certain U.S. (including states) and foreign income taxes resulting from tax obligations arising due to operations reported on a separate company basis prior to March 4, 2016, where MFS has retained the legal entity post Spin-Off. In addition, the Company is liable for and shall indemnify MFS against certain U.S. (including states) and non-U.S. income taxes arising due to operations prior to March 4, 2016, where such taxes result from combined filings (i.e., when the legal entities of the Company filed as a combined group with legal entities of MFS prior to the Spin-Off) or relate to operations where the Company has retained the legal entity post separation.

14. Earnings Per Share

Basic earnings (loss) per share is computed as net income (loss) divided by the basic weighted average common shares outstanding of 35.5 million, 35.1 million and 34.4 million for the year ended December 31, 2018, 2017 and 2016, respectively. The calculation of diluted earnings (loss) per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments of approximately 36,300 common shares were excluded from the computation of diluted net earnings per share for the year ended December 31, 2017. Due to the net loss during the years ended December 31, 2018 and 2016, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for these periods.

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	2018	2017	2016
Basic weighted average common shares outstanding	35,513,162	35,111,594	34,441,777
Effect of dilutive securities - stock awards	—	743,308	—
Diluted weighted average common shares outstanding	35,513,162	35,854,902	34,441,777

15. Equity

Authorized capitalization consists of 75 million shares of $0.01 par value common stock and 3,500,000 shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s 2021 Notes and the Company’s ABL Revolving Credit Facility. No cash dividends were declared or paid in the years ended December 31, 2018, 2017, and 2016.

The components of accumulated other comprehensive income (loss) as of December 31, 2018 and 2017 are as follows:

	2018	2017
Foreign currency translation	$(80.1)	$(52.4)
Derivative instrument fair market value, net of income taxes of $0.0 and $(0.3)	(0.3)	0.1
Employee pension and postretirement benefit adjustments, net of income taxes of $(13.5) and $(14.9)	(36.2)	(45.1)
Total accumulated other comprehensive loss	$(116.6)	$(97.4)

A reconciliation of the changes in accumulated other comprehensive loss, net of tax, by component for the years ended December 31, 2017 and 2018 is as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2016	$(0.3)	$(51.8)	$(110.8)	$(162.9)
Other comprehensive income (loss) before reclassifications	(0.3)	7.0	58.4	65.1
Amounts reclassified from accumulated other comprehensive income (loss)	0.7	(0.3)	—	0.4
Net current period other comprehensive income	0.4	6.7	58.4	65.5
Balance at December 31, 2017	0.1	(45.1)	(52.4)	(97.4)
Other comprehensive income (loss) before reclassifications	(5.4)	3.5	(27.7)	(29.6)
Amounts reclassified from accumulated other comprehensive income	5.0	5.4	—	10.4
Net current period other comprehensive income (loss)	(0.4)	8.9	(27.7)	(19.2)
Balance at December 31, 2018	$(0.3)	$(36.2)	$(80.1)	$(116.6)

A reconciliation for the reclassifications out of accumulated other comprehensive loss, net of tax, for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
	2018	2017	2016		Recognized Location
Gains and losses on cash flow hedges
Foreign exchange contracts	$(5.0)	$(0.7)	$(0.9)		Cost of sales
Commodity contracts	—	—	(0.2)		Cost of sales
Interest rate swap contracts: Float-to-fixed	—	—	(4.3)		Interest expense
Total before income taxes	(5.0)	(0.7)	(5.4)
Income tax benefit	—	—	1.1
Total, net of income taxes	$(5.0)	$(0.7)	$(4.3)
Amortization of pension and postretirement items
Actuarial losses	$(5.0)	$(5.2)	$(4.6)	(a)	Other expense - net
Amortization of prior service cost	2.7	1.3	(0.1)	(a)	Other expense - net
Pension settlement charge	(4.5)	—	—	(a)	Other expense - net
Total before income taxes	(6.8)	(3.9)	(4.7)
Income tax benefit	1.4	4.2	0.2
Total, net of income taxes	$(5.4)	$0.3	$(4.5)

Total reclassifications for the period, net of income taxes	$(10.4)	$(0.4)	$(8.8)

(a)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 21, “Employee Benefit Plans,” for further details).

16. Stock-Based Compensation

The Company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) was approved by shareholders on May 7, 2013 and replaced the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”). The 2013 Omnibus Plan also replaced the Company’s Short-Term Incentive Plan (the “STIP”) as of December 31, 2013. The 2003 Stock Plan and the STIP are referred to cumulatively as the “Prior Plans.”  No new awards may be granted under the Prior Plans after the respective termination dates, but the Prior Plans continue to govern awards outstanding issued thereunder; outstanding awards will continue in force and effect until vested, exercised or forfeited pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. Following amendments to the 2013 Omnibus Plan to reflect the effect of the Spin-Off and the November 2017 1-for-4 reverse stock split, the total number of shares of the Company’s common stock available for awards under the 2013 Omnibus Plan is 7,477,395 shares.

The 2013 Omnibus Plan provides for, and the 2003 Stock Plan provided for, both short-term and long-term incentive awards for employees, and the 2013 Omnibus Plan also provides for granting of long-term incentive awards for non-employee members of the Board of Directors. Options granted prior to 2011 are all exercisable and expire ten years subsequent to the grant date. Option grants to employees beginning in 2011 became exercisable in 25% increments beginning on the first anniversary of the grant date over a four-year period and expire ten years subsequent to the grant date. Beginning in 2017, grants to officers and directors are exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date. Restrictions on restricted stock awards and restricted stock units granted to employees lapse 100% on the third anniversary of the grant date. Restrictions on restricted stock units granted to non-employee members of the Board of Directors lapse 100% on the second anniversary of the grant date. Beginning in 2018, restrictions on restricted stock units granted to non-employee members of the Board of Directors lapse 100% on the grant date. Performance shares are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year. An explanation of the performance goals and the applicable performance period for the 2018, 2017 and 2016 awards are set forth below.

The Company recognizes expense for all stock-based compensation on a straight-line basis over the vesting period of the entire award.

Total stock-based compensation expense recognized within engineering, selling and administrative expenses in the Consolidated Statements of Operations was $7.5 million, $6.3 million and $4.9 million during 2018, 2017 and 2016, respectively. In 2018, the Company also recognized $0.7 million of expense before income tax related to the modification of stock awards associated with employee severance which is included in “restructuring expense” within operating earnings in the Consolidated Statements of Operations. In 2017, the Company also recognized $0.1 million of expense before income tax related to restricted stock retention awards and modification of performance awards due to the Spin-Off, and $0.6 million of expense before income tax related to the modification of stock awards associated with employee severance; these expenses are included in “other expense” and “restructuring expense,” respectively, within operating earnings in the Consolidated Statements of Operations  In 2016, the Company also recognized $2.8 million of expense before income tax related to restricted stock retention awards and modification of performance awards due to the Spin-Off, and $1.3 million of expense before income tax related to the modification of stock awards associated with employee severance; these expenses are included in “other expense” and “restructuring expense,” respectively, within operating earnings in the Consolidated Statements of Operations. The Company recognized stock-based compensation expense before tax of $0.0 million, $0.0 million and $0.3 million during 2018, 2017 and 2016, respectively, related to MFS which is included in “(loss) income from discontinued operations” in the Consolidated Statements of Operations.

Shares are issued out of treasury stock upon exercise for stock options and vesting of restricted stock awards and restricted stock units.

Stock Options

Any option grants to directors are exercisable immediately upon granting and expire ten years subsequent to the grant date. Prior to 2017, unvested stock option grants to officers and directors become exercisable in 25% increments annually over a four-year period beginning on the first anniversary of the grant date and expire ten years subsequent to the grant date. Beginning in 2017, grants to officers and directors are exercisable in three annual increments over a three-year period beginning on the first anniversary of the date and expire 10 years subsequent to the grant date.

The Company granted options to acquire 187,484, 273,800 and 439,741 shares of common stock during 2018, 2017 and 2016, respectively. Stock-based compensation expense is calculated by estimating the fair value of incentive and non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The Company recognized $2.4 million, $1.9 million and $1.8 million of expense before income taxes associated with stock options during 2018, 2017 and 2016, respectively.

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of January 1, 2017	966,060	$17.78
Granted	273,800	25.68
Exercised	(258,699)	19.86
Forfeited	(80,727)	20.45
Cancelled	(24,287)	26.98
Options outstanding as of December 31, 2017	876,147	19.13
Granted	187,484	32.31
Exercised	(96,125)	19.81
Forfeited	(5,215)	25.44
Cancelled	(5,931)	24.36
Options outstanding as of December 31, 2018	956,360	$21.57	$0.6
Options exercisable as of:
December 31, 2018	511,899	$17.98	$0.6

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

The weighted average fair value of options granted per share during the years ended December 31, 2018, 2017 and 2016 was $15.66, $12.16 and $8.20, respectively. The fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing method with the following assumptions:

	2018	2017	2016
Expected Life (years)	6.5	6.5	6.5
Risk-free Interest rate	2.8%	2.2%	1.6%
Expected volatility	43.7%	45.0%	45.0%
Expected dividend yield	—%	—%	—%

As of December 31, 2018, the Company has $3.4 million of unrecognized compensation expense before income tax related to stock options, which will be recognized over a weighted average period of 1.7 years.

For the years ended December 31, 2018, 2017 and 2016, the total intrinsic value of stock options exercised was $1.1 million, $3.0 million and $6.3 million, respectively.

Restricted Stock Awards

The Company granted 80,548 restricted stock awards to certain employees in 2015 as retention awards to provide incentive for the employees to continue in employment and contribute toward the successful completion of the Spin-Off. Under the retention agreements, the restricted stock awards vested on the second anniversary of the Spin-Off if the employee had been continuously employed with the Company or an affiliate through that second anniversary.

The Company recognized an immaterial amount of compensation expense associated with the restricted stock awards for the years ended December 31, 2018 and 2017. For the year ended December 31, 2016 the Company recognized $1.8 million of compensation expense associated with restricted stock awards. Restricted stock award expense is based on the fair value of the Company’s shares as of the grant date.

A summary of activity for restricted stock awards for the years ended December 31, 2018 and 2017 are as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2017	39,028	$86.92
Granted	—	—
Vested	(11,058)	86.92
Forfeited	(5,546)	86.92
Unvested as of December 31, 2017	22,424	86.92
Granted	—	—
Vested	(22,424)	86.92
Forfeited	—	—
Unvested as of December 31, 2018	—	$—

As of December 31, 2018, the Company has zero of unrecognized compensation expense before income tax related to restricted stock awards.

Restricted Stock Units

The Company granted 111,713, 152,855 and 157,402 restricted stock units in 2018, 2017 and 2016, respectively. The restricted stock units are earned based on service over the vesting period. The Company recognized $2.6 million, $3.1 million and $0.4 million of compensation expense associated with restricted stock units during 2018, 2017 and 2016, respectively.

The restricted stock units granted to employees in 2018 generally vest on the third anniversary of the grant date, assuming continued employment. The restricted stock units granted to directors in 2018 vest immediately on the grant date. The expense is based on the fair value of the Company's shares as of the grant date.

The restricted stock units granted to employees in 2017 and 2016 generally vest on the third anniversary of the grant date, assuming continued employment. The restricted stock units granted to directors in 2017 and 2016 vest on the second anniversary of the grant date, assuming continued service. The expense is based on the fair value of the Company's shares as of the grant date.

A summary of activity for restricted stock units for the years ended December 31, 2018 and 2017 are as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of January 1, 2017	241,108	$49.03
Granted	152,855	26.05
Vested	(45,755)	93.55
Forfeited	(28,208)	35.61
Unvested as of December 31, 2017	320,000	32.71
Granted	111,713	28.49
Vested	(203,355)	38.81
Forfeited	(8,869)	21.04
Unvested as of December 31, 2018	219,489	$25.37

As of December 31, 2018, the Company has $3.0 million of unrecognized compensation expense before income tax related to restricted stock units which will be recognized over a weighted average period of 1.9 years.

Performance Stock Units

The Company granted 93,298, 115,047 and 204,891 of performance stock units in 2018, 2017 and 2016, respectively. The performance stock units are earned based on service over the vesting period and on the extent to which performance goals are met over the applicable three year performance period. The performance goals vary for performance shares each grant year. The Company recognized $2.5 million, $1.3 million and $1.8 million of compensation expense associated with performance stock units during 2018, 2017 and 2016, respectively.

The performance stock units granted in 2018 are earned based on the extent to which performance goals are met by the Company over a three-year period from January 1, 2018 to December 31, 2020. The performance goals were based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on meeting targeted adjusted EBITDA margin at the end of the three-year period. Depending on the foregoing factors, the number of shares awarded could range from zero to 185,184. The expense is based on the fair value of the Company's shares as of the grant date for the adjusted EBITDA margin criteria and a Monte Carlo valuation model for the total shareholder return criteria.

The performance stock units granted in 2017 are earned based on the extent to which performance goals are met by the Company over a three-year period from January 1, 2017 to December 31, 2019. The performance goals were based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on meeting targeted adjusted EBITDA margin at the end of the three-year period. Depending on the foregoing factors, the number of shares awarded could range from zero to 196,316. The expense is based on the fair value of the Company's shares as of the grant date for the adjusted EBITDA margin criteria and a Monte Carlo valuation model for the total shareholder return criteria.

The performance stock units granted in 2016 are earned based on the extent to which performance goals are met by the Company over a three-year period from January 1, 2016 to December 31, 2018. The performance goals were based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on return on invested capital over the three-year period. At the end of the performance period, approximately 75,000 shares will be awarded and will vest on the grant date of the awards. The expense is based on the fair value of the Company's shares as of the grant date for the return on invested capital criteria and a Monte Carlo valuation model for the total shareholder return criteria.

A summary of activity for performance stock units for the years ended December 31, 2018 and 2017 are as follows:

	Shares	Weighted Average Grant Date Per Share
Unvested as of January 1, 2017	201,257	$28.45
Granted	115,047	30.58
Vested	(17,637)	85.03
Forfeited	(29,425)	25.59
Unvested as of December 31, 2017	269,242	25.97
Granted	93,298	33.86
Vested	—	—
Forfeited	(3,675)	30.31
Unvested as of December 31, 2018	358,865	$27.98

As of December 31, 2018, the Company has $3.1 million of unrecognized compensation expense before income tax related to performance stock units which will be recognized over a weighted average period of 1.8 years.

17. Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the CEO, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance as the source of the Company’s reportable segments.

Effective in the fourth quarter of 2017, the Company changed its operating segments, which are also the Company’s reportable segments, as a result of operational changes to flatten the organization and regionalize our sales approach. Prior to the operational changes, the Company had one reportable segment, Cranes. As a result of the operational changes, which were finalized and implemented in the fourth quarter of 2017, the business began to be managed on a regional basis. Under the regional operating structure, each geographic region is managed separately to better align with the location of the Company’s customers and the unique market dynamics of each geographic region. In the fourth quarter of fiscal 2017, the Company identified the Americas, EURAF, and MEAP as the reportable segments. The Americas operating segment includes the North American and South American continents. The EURAF operating segment includes the continents of Europe and Africa, excluding the Middle East region. The MEAP operating segment includes the Asia and Australian continents and the Middle East region. The accounting policies of the various segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.”

The CODM evaluates the performance of the Company’s reportable segments based on net sales and operating income. Net sales for the segments are based on the geographic region that sells the products. Operating income for each segment includes net sales to third parties, cost of sales directly attributable to the segment, and operating expenses directly attributable to the segment. Manufacturing variances generated within each reportable segment are maintained in each segment’s operating income. Operating income for each segment excludes other income and expense and certain expenses managed outside the reportable segments. Costs excluded from segment operating income include various corporate expenses such as stock-based compensation expenses, income taxes, nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany sales between segments for management reporting purposes.

The following table shows information by reportable segment for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Net Sales
Americas	$882.7	$693.6	$736.3
EURAF	680.6	628.9	560.4
MEAP	283.5	258.8	316.4
Total	$1,846.8	$1,581.3	$1,613.1
Segment Operating Income (Loss)
Americas	$58.8	$6.8	$(37.1)
EURAF	(68.2)	5.1	(35.3)
MEAP	31.5	33.1	44.5
Total	$22.1	$45.0	$(27.9)
Depreciation
Americas	$14.0	$15.1	$24.5
EURAF	15.3	15.0	15.7
MEAP	3.7	3.8	4.6
Corporate	3.1	4.2	0.8
Total	$36.1	$38.1	$45.6
Capital Expenditures
Americas	$9.4	$10.6	$14.5
EURAF	16.3	14.3	26.9
MEAP	3.4	3.9	4.5
Corporate	2.6	0.1	—
Total	$31.7	$28.9	$45.9

A reconciliation of the Company’s segment operating income (loss) to the consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016 was as follows:

	2018	2017	2016
Segment operating income (loss)	$22.1	$45.0	$(27.9)
Unallocated corporate expenses	(37.5)	(33.0)	(35.8)
Asset impairment expense	—	—	(77.3)
Restructuring expense	(3.9)	(3.6)	(2.0)
Total operating income (loss)	$(19.3)	$8.4	$(143.0)

Net sales from continuing operations and long-lived asset information by geographic area as of and for the years ended December 31 are included below. Long-lived assets are defined as property, plant and equipment-net and other non-current assets, excluding goodwill, other intangible assets-net and deferred tax assets.

	Net Sales			Long-Lived Assets
	2018	2017	2016	2018	2017
United States	$796.9	$618.5	$641.3	$110.6	$117.2
Europe	659.9	601.3	520.7	145.2	142.9
Other	390.0	361.5	451.1	33.1	43.6
Total	$1,846.8	$1,581.3	$1,613.1	$288.9	$303.7

Net sales by product for 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Cranes	$1,509.9	$1,270.5	$1,311.1
Aftermarket parts and other*	336.9	310.8	302.0
Total net sales	$1,846.8	$1,581.3	$1,613.1

* Other revenue consists of revenue related to miscellaneous CraneCare services such as training and field service work.

18. Commitments and Contingencies

The Company is involved in various legal actions arising out of the normal course of business, which, taking into account the liabilities accrued and legal counsel’s evaluation of such actions, in the opinion of management, the ultimate resolution of all matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

As of December 31, 2018, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business, and have fluctuated over the last 10 years. The high-end of the Company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002. As of December 31, 2018, the largest self-insured retention level for new occurrences currently maintained by the Company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves are recorded as current liabilities in the Consolidated Balance Sheets at December 31, 2018 and 2017 and were $16.3 million and $20.8 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2018, and December 31, 2017, the Company had reserved $38.5 million and $35.2 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 19, “Guarantees,” for further information.

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

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at the inception of the order to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with Topic 840. If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The deferred revenue included in accounts payable and accrued expenses and non-current liabilities as of December 31, 2018 and 2017 was $34.4 million and $29.7 million, respectively. The total amount of buyback commitments given by the Company and outstanding at December 31, 2018 and 2017 was $30.9 million and $28.2 million, respectively. These amounts are not reduced for amounts the Company would recover from repossessing and subsequent resale of the units. The buyback commitments expire at various times through 2021.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective product. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the years ended December 31, 2018 and 2017:

	2018	2017
Balance at beginning of period	$35.2	$28.6
Accruals for warranties issued during the period	32.1	34.6
Settlements made (in cash or in kind) during the period	(28.1)	(29.9)
Currency translation	(0.7)	1.9
Balance at end of period	$38.5	$35.2

20. Restructuring

During the years ended December 31, 2018, 2017 and 2016, the Company incurred $12.9 million, $27.2 million and $23.4 million of restructuring expense, respectively. The costs for 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler production to Shady Grove, PA and costs associated with headcount reductions in Europe. The costs for 2017 and 2016 related primarily to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil and severance costs associated with headcount reductions in North America. The restructuring expense for the year ended December 31, 2018, 2017 and 2016 included $2.0 million, $2.8 million and $2.3 million, respectively, of expense related to executive severance.

The following is a roll-forward of the Company's restructuring activities for the twelve months ended December 31, 2018:

	Restructuring Reserve Balance as of December 31, 2017	Restructuring Expenses	Use of Reserve	Currency Translation	Restructuring Reserve Balance as of December 31, 2018
Total	$5.6	$12.9	$15.1	$(0.1)	$3.3

21. Employee Benefit Plans

The Company provides defined benefit pension plans, defined contribution plans and/or other postretirement benefit plans to employees in many of the Company’s locations throughout the world. The Company’s defined benefit plans provide a benefit based on years of service and/or the employee’s average earnings near retirement. The Company’s defined contribution plans allow employees to contribute a portion of their salary to help save for retirement, and in most cases, the Company provides a matching contribution. The benefit obligation related to our non-U.S. defined benefit pension plans are for employees located primarily in Europe. For postretirement medical and other benefit plans, all of the Company’s benefit obligation is for employees located in the United States.

Defined contribution plans

The Company maintains three defined contribution retirement plans for its employees in the United States: (1) The Manitowoc Company, Inc. 401(k) Retirement Plan (the “Manitowoc 401(k) Retirement Plan”); (2) The Manitowoc Company, Inc. Retirement Savings Plan (the “Manitowoc Retirement Savings Plan”); and (3) The Manitowoc Company, Inc. Deferred Compensation Plan (the “Manitowoc Deferred Compensation Plan”). Each plan results in individual participant balances that reflect a combination of amounts contributed by the Company or deferred by the participant, amounts invested at the direction of either the Company or the participant, and the continuing reinvestment of returns until the accounts are distributed.

The Company also has various other non-U.S. defined contribution plans that allow eligible employees to contribute a portion of their salary to the plans. In most cases, the Company provides a matching contribution to the funds. Company contributions to the plans are generally based upon formulas contained in the plans. Total costs incurred under the Non-U.S. defined contribution plans were $1.3 million, $1.5 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Manitowoc 401(k) Retirement Plan

The Manitowoc 401(k) Retirement Plan is a tax-qualified retirement plan that is available to substantially all non-union U.S. employees of Manitowoc, its subsidiaries and related entities.

The Manitowoc 401(k) Retirement Plan allows employees to make both pre- and Roth, after-tax elective deferrals, subject to certain limitations under the Internal Revenue Code of 1986, as amended (the “Tax Code”). The Company also has the right to make the following additional contributions: (1) a safe harbor matching contribution and (2) an additional contribution, which may or may not be made at the full discretion of the Company and for which the value will be fully determined by the Company based on company performance. Each participant in the Manitowoc 401(k) Retirement Plan is allowed to direct the investment of that participant’s account among a diverse mix of investment funds, including a Company stock alternative. To the extent that any funds are invested in Company stock, that portion of the Manitowoc 401(k) Retirement Plan is an employee stock ownership plan, as defined under the Tax Code (an “ESOP”).

The terms governing the retirement benefits under the Manitowoc 401(k) Retirement Plan are the same for the Company’s executive officers as they are for other eligible employees in the U.S.

Total costs incurred under this plan were $5.5 million, $3.2 million and $3.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Manitowoc Retirement Savings Plan

The Manitowoc Retirement Savings Plan is a tax-qualified retirement plan that is available to certain collectively bargained U.S. employees of Manitowoc, its subsidiaries and related entities.

In 2018, there were no active employees who continued to be subject to collectively bargained contracts; therefore, no employee or Company contributions were made in 2018 to The Retirement Savings Plan. Each participant in the Manitowoc Retirement Savings Plan, who has an account balance, is allowed to direct the investment among a diverse mix of investment funds, including a Company stock alternative. To the extent that any funds are invested in Company stock, that portion of the Manitowoc Retirement Savings Plan is an ESOP.

Manitowoc Deferred Compensation Plan

The Manitowoc Deferred Compensation Plan is a non-tax-qualified supplemental deferred compensation plan for highly compensated and key management employees and for non-employee directors of the Company. The Company maintains the Manitowoc Deferred Compensation Plan to allow eligible individuals to save for retirement in a tax-efficient manner despite Tax Code restrictions that would otherwise impair their ability to do so under the Manitowoc 401(k) Retirement Plan. The Manitowoc Deferred Compensation Plan also assists the Company in retaining those key employees and directors.

The Manitowoc Deferred Compensation Plan accounts are credited with: (1) elective deferrals made at the request of the individual participant; and/or (2) a discretionary Company contribution for each individual participant. Although unfunded within the meaning of the Tax Code, the Manitowoc Deferred Compensation Plan utilizes a rabbi trust to hold assets intended to satisfy the Company’s corresponding future benefit obligations. Each participant in the Manitowoc Deferred Compensation Plan is credited with earnings based upon individual elections from amongst a diverse mix of investment funds that are intended to reflect investment funds similar to those offered under the Manitowoc 401(k) Retirement Plan, including Company stock. Participants do not receive preferential or above-market rates of return under the Manitowoc Deferred Compensation Plan.

Plan participants are able to direct deferrals and Company contributions into two separate investment programs, Program A and Program B.

The Company has two separate investment programs: Program A and B, which restrict the Company’s use and access to the funds, but which are also subject to the claims of the Company’s general creditors in rabbi trusts. Program A invests solely in the Company’s stock; dividends paid on the Company’s stock are automatically reinvested; and all distributions must be made in Company stock. Program B offers a variety of investment options but does not include Company stock as an investment option. All distributions from Program B must be made in cash. Participants cannot transfer assets between programs.

Program A is accounted for as a plan that does not permit diversification. As a result, the Company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock. The deferred compensation obligation is classified as an equity instrument. Changes in the fair value of the Company’s stock and the compensation obligation are not recognized. The asset and obligation for Program A were $0.2 million and zero at December 31, 2018 and 2017, respectively.

Program B is accounted for as a plan that permits diversification. As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation. The assets, which are included in other non-current assets, and obligations, which are included in other non-current liabilities, were $8.7 million and $10.6 million at December 31, 2018 and 2017, respectively. There was no net impact on the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.

Pension, Postretirement Medical and Other Benefit Plans

The Company provides certain pension, postretirement medical and other benefits (death benefits) for eligible retirees and their dependents. The pension benefits are funded, the postretirement medical benefits are not funded but are paid as incurred, and the death benefits are fully insured. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The healthcare benefits may be subject to deductibles, co-payment provisions, and other limitations. The Company has reserved the right to modify these benefits. As of December 31, 2010, all of the remaining U.S. defined benefit pension plans were merged into a single plan: the Manitowoc U.S. Pension Plan (“U.S. Pension Plans”). All merged plans had benefit accruals frozen prior to the merger of the plans.

In September 2018, the U.S. Pension Plans entered into and closed on a definitive agreement with an insurance company to purchase a group annuity contract to transfer $18.6 million of the Company’s outstanding pension benefit obligations related to certain U.S. retirees and beneficiaries. As a result of the transaction, the insurance company is required to pay and administer the retirement benefits owed to the 622 retirees and beneficiaries of the U.S. Pension Plans starting on December 1, 2018. There was no change to their monthly benefit payment amounts. In connection with this transaction, the Company recognized a non-cash pension settlement charge of $4.5 million in other income (expense) primarily related to the accelerated recognition of actuarial losses included in accumulated other comprehensive loss for the U.S. Pension Plans.

In addition to the U.S. Pension Plans, the Company also maintains defined benefit pension plans for various Non-US subsidiaries which are sponsored directly by the Company or its subsidiaries and offered only to employees or retirees of those subsidiaries (“Non-U.S. Pension Plans”).

Effective July 1, 2017, The Manitowoc Company, Inc. Post-65 Retiree Health Plan (the “Plan”) was amended. Eligible retirees and their spouses were provided access to a Retiree Health Exchange where they may purchase Medicare Supplement Plans, including Medicare Advantage and Medigap plan prescription drug coverage. The enrollment and payment for this coverage is facilitated by an third-party, and these plans have no affiliation with the Company. To assist retirees with premium and out-of-pocket expenses, the Company funds a Health Reimbursement Account (“HRA”) for each enrolled retiree. The value of the HRA is based on the plan type and premium cost for each specific retiree before the Plan was amended.

The components of periodic benefit costs for the years ended December 31, 2018, 2017 and 2016 are as follows:

	US Pension Plans			Non-US Pension Plans			Postretirement Medical and Other
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Service cost - benefits earned during the year	$—	$—	$—	$1.8	$1.9	$1.7	$0.2	$0.3	$0.3
Interest cost of projected benefit obligation	5.2	5.3	6.8	2.1	2.1	2.5	0.8	1.0	1.7
Expected return on assets	(5.7)	(4.9)	(5.7)	(1.4)	(1.5)	(1.8)	—	—	—
Amortization of prior service cost	—	—	—	0.1	0.1	0.1	(2.8)	(1.4)	—
Amortization of actuarial net loss (gain)	2.9	3.2	3.6	1.3	1.6	1.0	0.8	0.4	—
Pension settlement charge	4.5	—	—	—	—	—	—	—	—
Net periodic benefit cost	$6.9	$3.6	$4.7	$3.9	$4.2	$3.5	$(1.0)	$0.3	$2.0
Weighted average assumptions:
Discount rate	3.8%	4.2%	4.5%	2.2%	2.1%	2.9%	3.3%	3.8%	4.2%
Expected return on plan assets	5.3%	4.7%	5.5%	2.7%	3.4%	4.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.5%	2.6%	2.4%	N/A	N/A	N/A

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

The following is a reconciliation of the changes in benefit obligation, plan assets, and funded status as of December 31, 2018 and 2017:

	US Pension Plans		Non-US Pension Plans		Postretirement Medical and Other
	2018	2017	2018	2017	2018	2017
Change in Benefit Obligation
Benefit obligation, beginning of year	$162.3	$155.6	$89.5	$82.8	$28.9	$41.6
Service cost	—	—	1.8	1.9	0.2	0.3
Interest cost	5.2	5.3	2.1	2.1	0.8	1.0
Participant contributions	—	—	—	—	0.7	1.4
Plan amendments	—	—	—	—	—	(13.8)
Actuarial (gain) loss	(9.2)	10.0	(3.0)	(2.2)	(7.2)	2.9
Currency translation adjustment	—	—	(4.6)	9.2	—	—
Pension settlement	(18.9)	—	—	—	—	—
Benefits paid	(8.8)	(8.6)	(3.9)	(4.3)	(2.7)	(4.5)
Benefit obligation, end of year	$130.5	$162.3	$81.9	$89.5	$20.7	$28.9
Change in Plan Assets
Fair value of plan assets, beginning of year	$116.2	$108.6	$45.1	$41.8	$—	$—
Actual return on plan assets	(8.9)	11.5	(1.4)	1.1	—	—
Employer contributions	5.3	4.7	2.8	2.1	2.0	3.1
Participant contributions	—	—	—	—	0.7	1.4
Currency translation adjustment	—	—	(2.5)	4.4	—	—
Pension settlement	(18.9)	—	—	—	—	—
Benefits paid	(8.8)	(8.6)	(3.9)	(4.3)	(2.7)	(4.5)
Fair value of plan assets, end of year	84.9	116.2	40.1	45.1	—	—
Funded status	$(45.6)	$(46.1)	$(41.8)	$(44.4)	$(20.7)	$(28.9)
Amounts recognized in the Consolidated Balance sheet at December 31
Pension asset	$—	$—	$—	$—	$—	$—
Pension obligation	(45.6)	(46.1)	(41.8)	(44.4)	—	—
Postretirement medical and other benefit obligations	—	—	—	—	(20.7)	(28.9)
Net amount recognized	$(45.6)	$(46.1)	$(41.8)	$(44.4)	$(20.7)	$(28.9)
Weighted-Average Assumptions
Discount rate	4.3%	3.6%	2.2%	2.2%	4.1%	3.3%
Expected return on plan assets	5.3%	4.7%	2.7%	3.4%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.5%	2.6%	N/A	N/A

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

Amounts recognized in accumulated other comprehensive loss as of December 31, 2018 and 2017, consist of the following:

	Pensions		Postretirement Medical and Other
	2018	2017	2018	2017
Net actuarial gain (loss)	$(59.3)	$(64.2)	$0.4	$(7.6)
Prior service credit	(0.5)	(0.6)	9.7	12.5
Total amount recognized	$(59.8)	$(64.8)	$10.1	$4.9

For measurement purposes, a 5.95% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2018. The rate was assumed to decrease gradually to 4.50% in 2038 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. The following table summarizes the sensitivity of our December 31, 2018 retirement obligations and 2018 retirement benefit costs of our plans to changes in the key assumptions used to determine those results:

Change in assumption:	Estimated increase (decrease) in 2019 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2018	Estimated increase (decrease) in 2019 Other Postretirement Benefit costs	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2018
0.50% increase in discount rate	$(0.8)	$(12.5)	$0.1	$(0.6)
0.50% decrease in discount rate	0.9	13.7	(0.1)	0.7
0.50% increase in long-term return on assets	(0.6)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	0.6	N/A	N/A	N/A

It is reasonably possible that the estimate for future retirement and medical costs may change in the near future due to changes in interest rates. Presently, there is no reliable means to estimate the amount of any such potential changes.

The weighted-average asset allocations of the U.S. pension plans at December 31, 2018 and 2017, by asset category are as follows:

	2018	2017
Equity	47.8%	48.0%
Fixed income	51.4%	48.3%
Other	0.8%	3.7%
Total	100.0%	100.0%

The weighted-average asset allocations of the Non-U.S. pension plans at December 31, 2018 and 2017, by asset category are as follows:

	2018	2017
Equity	36.1%	35.6%
Fixed income	31.6%	31.6%
Other	32.3%	32.8%
Total	100.0%	100.0%

The Board of Directors has established the Retirement Plan Committee (the “Committee”) to manage the operations and administration of all benefit plans and related trusts. On a quarterly basis, the Committee reviews progress toward achieving the pension plans’ and individual investment managers’ performance objectives.

Investment Strategy The overall objective of the Company's pension assets is to earn a rate of return over time to satisfy the benefit obligations of the pension plans and to maintain sufficient liquidity to pay benefits and address other cash requirements of the pension funds. Specific investment objectives for the Company’s long-term investment strategy include reducing the volatility of pension assets relative to pension liabilities, achieving a competitive, total investment return, achieving diversification between and within asset classes and managing other risks. Investment objectives for each asset class are determined based on specific risks and investment opportunities identified.

The Company reviews its long-term, strategic asset allocations annually. The Company uses various analytics to determine the optimal asset mix and considers plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return and the distribution of returns. The Company identifies investment benchmarks for the asset classes in the strategic asset allocation that are market-based.

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

The actual allocations for the pension assets at December 31, 2018, and target allocations by asset class, are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	International Plans	U.S. Plans	International Plans
Equity Securities	50%	0 - 25%	47.8%	36.1%
Debt Securities	50%	0 - 100%	51.4%	31.6%
Other	—%	0 - 100%	0.8%	32.3%

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

Fair Value Measurements The following table presents our plan assets using the fair value hierarchy as of December 31, 2018 and 2017. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2018
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")	Total
Cash	$1.7	$—	$—	$—	$1.7
Insurance group annuity contracts	—	—	12.0	—	12.0
Common/collective trust funds — Government, corporate and other non-government debt	—	—	—	56.3	56.3
Common/collective trust funds — Corporate equity	—	—	—	55.1	55.1
Total	$1.7	$—	$12.0	$111.4	$125.1

	December 31, 2017
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")	Total
Cash	$4.7	$—	$—	$—	$4.7
Insurance group annuity contracts	—	—	14.4	—	14.4
Common/collective trust funds — Government, corporate and other non-government debt	—	—	—	70.4	70.4
Common/collective trust funds — Corporate equity	—	—	—	71.8	71.8
Total	$4.7	$—	$14.4	$142.2	$161.3

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

Insurance group annuity contracts are valued at the present value of the future benefit payments owed by the insurance Company to the Non-U.S. Pension Plans’ participants.

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

A reconciliation of the fair value measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts Year Ended December 31,
	2018	2017
Beginning Balance	$14.4	$14.5
Actual return on assets	(0.3)	—
Benefit payments	(1.3)	(1.5)
Foreign currency impact	(0.8)	1.3
Ending Balance	$12.0	$14.4

The expected 2019 contributions for the U.S. pension plans are as follows: the minimum contribution for 2019 is $5.1 million; and no planned discretionary or non-cash contributions. The expected 2019 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2019 is $2.9 million; and no planned discretionary or non-cash contributions. Expected Company paid claims for the postretirement medical and life insurance plans are $2.5 million for 2019. Projected benefit payments from the plans as of December 31, 2018 are estimated as follows:

	U.S Pension Plans	Non-U.S. Pension Plans	Postretirement Medical and Other
2019	$8.3	$3.0	$2.5
2020	8.6	2.7	2.4
2021	8.7	3.1	2.4
2022	8.8	3.5	2.1
2023	8.8	3.6	2.0
Thereafter	43.5	20.6	7.4
Total	86.7	36.5	18.8

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2018 and 2017 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
	2018	2017	2018	2017
Projected benefit obligation	$130.5	$162.3	$81.9	$85.6
Accumulated benefit obligation	130.5	162.3	78.1	82.1
Fair value of plan assets	84.9	116.2	40.1	41.6

The accumulated benefit obligation for all U.S. pension plans as of December 31, 2018 and 2017 was $130.5 million and $162.3 million, respectively. The accumulated benefit obligation for all non-U.S. pension plans as of December 31, 2018 and 2017 was $78.1 million and $82.1 million, respectively.

The measurement date for all plans is December 31, 2018.

The Company also maintains a target benefit plan for certain executive officers of the Company. Expenses related to the plan in the amount of $0.2 million, $1.2 million and $3.2 million were recorded in 2018, 2017 and 2016, respectively. Amounts accrued as of December 31, 2018 and 2017 related to this plan were $2.5 million and $15.1 million, respectively.

22. Leases

The Company leases various property, plant and equipment. Terms of the leases vary, but generally require the Company to pay property taxes, insurance premiums, and maintenance costs associated with the leased property. Rental expense attributed to operating leases was $20.2 million, $20.9 million and $24.4 million in 2018, 2017 and 2016, respectively.

Future minimum rental obligations under non-cancelable operating leases as of December 31, 2018 are payable as follows:

Year
2019	$14.1
2020	11.8
2021	10.2
2022	7.5
2023	4.3
Thereafter	15.8
Total	$63.7

23. Quarterly Financial Data (Unaudited)

The following tables present select quarterly financial data for 2018 and 2017:

Historical	2018				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statements of operations:
Net sales	$386.1	$495.3	$450.1	$515.3	$305.8	$394.6	$399.4	$481.5
Cost of sales	317.7	404.8	370.1	426.1	253.9	318.3	326.9	400.3
Gross profit	68.4	90.5	80.0	89.2	51.9	76.3	72.5	81.2
Operating income (loss)	1.7	24.1	16.9	(62.0)	(21.8)	11.9	9.8	8.5
Income (loss) from continuing operations before taxes	(6.1)	8.7	0.8	(75.1)	(34.5)	3.0	(3.4)	(4.6)
Provision (benefit) for taxes on income	3.9	(1.2)	(10.7)	3.2	1.5	2.3	(13.1)	(40.2)
Income (loss) from continuing operations	(10.0)	9.9	11.5	(78.3)	(36.0)	0.7	9.7	35.6
Loss from discontinued operations, net of income taxes	—	(0.2)	—	—	—	(0.2)	(0.1)	(0.3)
Net income (loss)	(10.0)	9.7	11.5	(78.3)	(36.0)	0.5	9.6	35.3
Basic (loss) income per share:
Income (loss) income from continuing operations	$(0.28)	$0.28	$0.32	$(2.20)	$(1.03)	$0.02	$0.27	$1.01
Loss from discontinued operations	—	(0.01)	—	—	—	(0.01)	—	(0.01)
Income (loss) per share	$(0.28)	$0.27	$0.32	$(2.20)	$(1.03)	$0.01	$0.27	$1.00
Diluted (loss) income per share:
Income (loss) from continuing operations	$(0.28)	$0.27	$0.32	$(2.20)	$(1.03)	$0.02	$0.27	$0.98
Loss from discontinued operations	—	—	—	—	—	(0.01)	—	(0.01)
Income (loss) per share	$(0.28)	$0.27	$0.32	$(2.20)	$(1.03)	$0.01	$0.27	$0.97
Dividends per common share	$—	$—	$—	$—	$—	$—	$—	$—

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2018, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections in the Company’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”) captioned “Ownership of Securities — Section 16(a) Beneficial Ownership Reporting Compliance,” Corporate Governance — Governance of the Company,” “Corporate Governance — Audit Committee” and “Election of Directors.”  See also “Executive Officers of the Registrant” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2019 Proxy Statement captioned “Non-Employee Director Compensation,” “Compensation Discussion and Analysis and Compensation Committee Report,” “Risk Assessment of Compensation Practices,” Executive Compensation Tables,” “Post-Employment Compensation” and “CEO Pay Ratio.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the section of the 2019 Proxy Statement captioned “Ownership of Securities.”

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2018.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans not approved by security holders(1)	0 (2)	$0 (2)	0 (2)
Equity compensation plans approved by security holders(2)(3)	1,353,090 (3(a))(4) 168,912 (3(b))(4)	$11.83 (3(a))(4) $23.67 (3(c))(4)	5,616,815 (3(a))(4) 0 (3(b))
Total	1,522,002		5,616,815
(1)

Reflects the Company’s Deferred Compensation Plan, which is discussed within the 2019 Proxy Statement under Compensation Discussion and Analysis and Compensation Committee Report under the subsection captioned “Retirement Benefits and Deferred Compensation” and under Non-Employee Director Compensation.

(2)

Column (A) does not include 28,965 common stock units issued under the Deferred Compensation Plan as of December 31, 2018. Each common stock unit under the Deferred Compensation Plan represents the right to receive one share of Company common stock following the participant’s death, disability, termination of service as a director or employee, a date specified by the participant, or the earlier of any such events to occur. Since the common stock units are acquired by participants through a deferral of fees or compensation, there is no “exercise price” associated with the common stock units. Thus, the weighted-average exercise price in column (B) is calculated solely on the basis of outstanding options issued under the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”) and the 2013 Omnibus Incentive Plan and does not take into account the common stock units issued under the Deferred

Compensation Plan. The operation of the Deferred Compensation Plan requires the plan trustees to make available as and when needed a sufficient number of shares of Company common stock to meet the needs of the plan. Accordingly, since there is no specific number of shares reserved for issuance under the Deferred Compensation Plan, column (C) includes only those shares remaining available for issuance under the 2003 Stock Plan and the 2013 Omnibus Incentive Plan.

(3)

Consists of the Company’s: (a) 2013 Omnibus Incentive Plan and (b) 2003 Stock Plan. No new awards may be issued under the 2003 Stock Plan; however, the plan continue to govern awards outstanding as of the date it was terminated, and the outstanding awards under this plan continue in force and effect until vested, exercised or forfeited pursuant to the terms.

(4)

Includes stock options, performance share awards issued at target and restricted stock units. Does not include restricted shares. The weighted-average price does not factor in performance share awards or restricted stock units.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the 2019 Proxy Statement captioned “Corporate Governance — Governance of the Company” and “Corporate Governance — Transactions with Related Persons.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2019 Proxy Statement captioned “Audit Committee Report.”

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

3.2	Restated By-laws, as amended to date (filed as Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 13, 2018 and incorporated herein by reference).

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

10.2(b)**

Form of Contingent Employment Agreement between The Manitowoc Company, Inc. and the following executive officers of the Company: Thomas G. Musial and Larry J. Weyers. (filed as Exhibit 10.3(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and incorporated herein by reference).

10.3**

Form of Indemnity Agreement between the Company and each of the directors, executive officers and certain other employees of the Company (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference).

10.4**

Supplemental Retirement Plan, as amended and restated through December 31, 2008 (filed as Exhibit 10.6(c) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

Exhibit No.	Description	Filed/Furnished Herewith

10.5**

The Manitowoc Company, Inc. 2003 Incentive Stock and Awards Plan, as amended, effective May 1, 2012 (filed as Exhibit 10.7(c) to the Company’s Proxy Statement for its 2012 annual meeting, filed on March 22, 2012 and incorporated herein by reference).

10.6**

The Manitowoc Company, Inc. 2004 Non-Employee Director Stock and Awards Plan, as amended on December 17, 2008, (filed as Exhibit 10.7(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and incorporated herein by reference).

10.7**

The Manitowoc Company, Inc. Incentive Stock Option Agreement with Vesting Provisions, applicable to the Company’s 2003 Incentive Stock and Awards Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated as of February 25, 2005 and incorporated herein by reference).

10.8**

The Manitowoc Company, Inc. Non-Qualified Stock Option Agreement with Vesting Provisions, applicable to the Company’s 2003 Incentive Stock and Awards Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated as of February 25, 2005 and incorporated herein by reference).

10.9(a)**

The Manitowoc Company, Inc. Award Agreement for Restricted Stock Awards under the Company’s 2003 Incentive Stock and Awards Plan, amended February 27, 2007 (filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.9(b)**

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

10.11**

The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan, as amended and restated, (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 22, 2017 and incorporated herein by reference).

10.11(a)**

Form of Performance Share Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.11(b)**

Form of Restricted Stock Award Agreement for Directors under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.11(c)**

Form of Restricted Stock Award Agreement for Employees under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.11(d)**

Form of Restricted Stock Unit Award Agreement for Directors under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

Exhibit No.	Description	Filed/Furnished Herewith

10.11(e)**

Form of Restricted Stock Unit Award Agreement for Employees under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.11(f)**

Form of Non-Qualified Stock Option Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.11(g)**

Form of Incentive Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.12**

The Manitowoc Company, Inc. Severance Pay Plan adopted by the Board of Directors as of May 4, 2009 (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and incorporated herein by reference.)

10.13**	Form of Retention Award Agreement, dated April 8, 2015 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 13, 2015 and incorporated herein by reference).

10.14**

Offer Letter, accepted as of December 28, 2015, by and between Barry L. Pennypacker and The Manitowoc Company, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2015 and incorporated herein by reference).

10.15**

Offer Letter, accepted as of April 27, 2016, by and between David J. Antoniuk and The Manitowoc Company, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 27, 2016 and incorporated herein by reference).

10.16

Note Purchase Agreement, dated February 8, 2016, between MTW Cranes Escrow Corp., The Manitowoc Company, Inc., the guarantors named therein, and Goldman, Sachs & Co., for itself and on behalf of the several initial purchasers listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated February 5, 2016).

10.17

Tax Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.18(a)

Employee Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.18(b)

Amendment, dated March 28, 2016, to the Employee Matters Agreement, effective as of March 4, 2016, by and between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 28, 2016).

10.19

Intellectual Property Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

Exhibit No.	Description	Filed/Furnished Herewith

10.20(a)

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

10.20(c)

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

10.21(a)

Receivables Purchase Agreement, dated March 3, 2016, by and among Manitowoc Funding, LLC, as seller, The Manitowoc Company, Inc., as servicer, and Wells Fargo Bank, N.A., as purchaser and as agent (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.21(b)

Purchase Agreement, dated February 8, 2016, between MTW Cranes Escrow Corp., The Manitowoc Company, Inc., the guarantors named therein, and Goldman, Sachs & Co., for itself and on behalf of the several initial purchasers listed on Schedule 1 thereto (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 11, 2016 and incorporated herein by reference).

10.22**

Severance Agreement and Release, executed August 31, 2017, by and between The Manitowoc Company, Inc. and Lawrence J. Weyers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated August 31, 2017).

10.23**

Severance Agreement and Release, executed November 30, 2017, by and between The Manitowoc Company, Inc. and Louis F. Raymond (filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference).

10.24**

Severance Agreement and Release, executed February 21, 2018, by and between The Manitowoc Company, Inc. and Thomas G. Musial (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference).

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

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statement of Equity and (vi) related notes.

X(1)

(1)	Filed Herewith
(2)	Furnished Herewith
**	Management contracts and executive compensation plans and arrangements.

(c)	Financial Statement Schedule

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For The Years Ended December 31, 2018, 2017 and 2016

(dollars in millions)

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2016
Allowance for doubtful accounts	$12.8	$1.0	$(2.9)	$0.2	$11.1
Deferred tax valuation allowance	$86.5	$199.2	$(4.1)	$(12.0)	$269.6
Year End December 31, 2017
Allowance for doubtful accounts	$11.1	$1.7	$(2.7)	$0.8	$10.9
Deferred tax valuation allowance	$269.6	$15.2	$(128.7)	$6.2	$162.3
Year End December 31, 2018
Allowance for doubtful accounts	$10.9	$2.6	$(2.4)	$(0.8)	$10.3
Deferred tax valuation allowance	$162.3	$14.4	$(13.1)	$(10.5)	$153.1

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: February 13, 2019

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

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Barry L. Pennypacker
Barry L. Pennypacker, President and Chief Executive Officer (Principle Executive Officer)	February 13, 2019

/s/ David J. Antoniuk
David J. Antoniuk, Senior Vice President and Chief Financial Officer (Principle Financial Officer)	February 13, 2019

/s/ Brian P. Regan
Brian P. Regan, Vice President and Corporate Controller (Principle Accounting Officer)	February 13, 2019

/s/ Robert G. Bohn
Robert G. Bohn, Director	February 13, 2019

/s/ Donald M. Condon, Jr.
Donald M. Condon, Jr., Director	February 13, 2019

/s/ Anne M. Cooney
Anne M. Cooney, Director	February 13, 2019

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Chairman of the Board	February 13, 2019

/s/ Roy V. Armes
Roy V. Armes, Director	February 13, 2019

/s/ C. David Myers
C. David Myers, Director	February 13, 2019

/s/ John C. Pfeifer
John C. Pfeifer, Director	February 13, 2019