Form 10-Q
period 2019-03-31
MANITOWOC CO INC
filed 2019-05-10
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 1-11978

The Manitowoc Company, Inc.

(Exact Name of Registrant as Specified in its Charter)

Wisconsin	39-0448110
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

11270 West Park Place Suite 1000
Milwaukee, Wisconsin	53224
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (414) 760-4600

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 Par Value	MTW	New York Stock Exchange

As of March 31, 2019, the registrant had 35,788,047 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2019 and 2018

(Unaudited)

($ in millions, except per-share and average shares data)

	Three Months Ended March 31,
	2019	2018
Net sales	$418.0	$386.1
Cost of sales	337.8	317.7
Gross profit	80.2	68.4
Operating costs and expenses:
Engineering, selling and administrative expenses	59.4	60.4
Amortization of intangible assets	0.1	0.1
Restructuring expense	4.5	6.2
Total operating costs and expenses	64.0	66.7
Operating income	16.2	1.7
Other income (expense):
Interest expense	(10.9)	(10.0)
Amortization of deferred financing fees	(0.4)	(0.5)
Loss on debt extinguishment	(25.0)	—
Other income (expense) - net	(3.3)	2.7
Total other expense	(39.6)	(7.8)
Loss before income taxes	(23.4)	(6.1)
Provision for income taxes	3.3	3.9
Net loss	$(26.7)	$(10.0)

Per Share Data
Basic loss per common share	$(0.75)	$(0.28)

Diluted loss per common share	$(0.75)	$(0.28)

Weighted average shares outstanding - basic	35,642,832	35,367,340
Weighted average shares outstanding - diluted	35,642,832	35,367,340

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2019 and 2018

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2019	2018
Net loss	$(26.7)	$(10.0)
Other comprehensive income (loss), net of tax
Unrealized income on derivatives, net of income tax provision of $0.0 and $0.0, respectively	0.1	—
Employee pension and postretirement benefits, net of income tax provision of $0.0 and $0.1, respectively	0.5	0.7
Foreign currency translation adjustments	(2.5)	11.4
Total other comprehensive income (loss), net of tax	(1.9)	12.1
Comprehensive income (loss)	$(28.6)	$2.1

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2019 and December 31, 2018

(Unaudited)

($ in millions, except share data)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash, cash equivalents and restricted cash	$49.0	$140.3
Accounts receivable, less allowances of $10.6 and $10.3, respectively	239.7	171.8
Inventories — net	538.1	453.1
Notes receivable — net	18.7	19.4
Other current assets	42.8	58.3
Total current assets	888.3	842.9

Property, plant and equipment — net	286.1	288.9
Operating lease right-of-use assets	49.1	—
Goodwill	233.3	232.8
Other intangible assets — net	116.7	118.1
Other long-term assets	60.4	59.2
Total assets	$1,633.9	$1,541.9
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$420.3	$425.2
Short-term borrowings and current portion of long-term debt	5.9	6.4
Product warranties	37.3	39.1
Customer advances	13.3	9.6
Other liabilities	28.5	16.3
Total current liabilities	505.3	496.6
Non-Current Liabilities:
Long-term debt	342.0	266.7
Operating lease liabilities	38.3	—
Deferred income taxes	4.4	5.7
Pension obligations	82.8	85.7
Postretirement health and other benefit obligations	18.0	18.3
Long-term deferred revenue	26.1	25.2
Other non-current liabilities	41.2	42.4
Total non-current liabilities	552.8	444.0
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock (authorized 3,500,000 shares of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,788,047 and 35,588,833 shares outstanding, respectively)	1.4	1.4
Additional paid-in capital	585.0	583.8
Accumulated other comprehensive loss	(118.5)	(116.6)
Retained earnings	162.9	189.6
Treasury stock, at cost (5,005,936 and 5,205,150 shares, respectively)	(55.0)	(56.9)
Total stockholders' equity	575.8	601.3
Total liabilities and stockholders' equity	$1,633.9	$1,541.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2018

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(26.7)	$(10.0)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	8.8	9.1
Amortization of intangible assets	0.1	0.1
Amortization of deferred financing fees	0.4	0.5
Loss on debt extinguishment	25.0	—
(Gain) loss on sale of property, plant and equipment	0.4	(1.3)
Other	3.7	3.0
Changes in operating assets and liabilities
Accounts receivable	(195.7)	(130.8)
Inventories	(94.5)	(71.5)
Notes receivable	—	4.1
Other assets	14.1	8.8
Accounts payable	26.6	46.6
Accrued expenses and other liabilities	(29.5)	(27.0)
Net cash used for operating activities	(267.3)	(168.4)

Cash Flows from Investing Activities:
Capital expenditures	(4.4)	(6.4)
Proceeds from sale of fixed assets	4.8	6.3
Cash receipts on sold accounts receivable	126.3	144.0
Net cash provided by investing activities	126.7	143.9

Cash Flows from Financing Activities:
Proceeds from revolving credit facility	58.0	—
Payments on revolving credit facility	(25.0)	—
Payments on long-term debt	(277.8)	(2.1)
Proceeds from long-term debt	300.0	—
Debt issuance costs	(5.6)	—
Exercises of stock options	0.1	1.3
Net cash provided by (used for) financing activities	49.7	(0.8)

Effect of exchange rate changes on cash	(0.4)	1.7

Net decrease in cash, cash equivalents, and restricted cash	(91.3)	(23.6)
Cash, cash equivalents and restricted cash at beginning of period	140.3	123.0
Cash, cash equivalents and restricted cash at end of period	$49.0	$99.4

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

As of March 31, 2019 and December 31, 2018

(Unaudited)

($ in millions, except share data)

	March 31, 2019	December 31, 2018
Common Stock - Shares Outstanding
Balance at beginning of year	35,588,833	35,273,864
Stock options exercised	34,979	95,019
Restricted stock, net	113,412	165,404
Performance shares issued	50,823	54,546
Balance at end of year	35,788,047	35,588,833
Common Stock - Par Value
Balance at beginning of year	$1.4	$1.4
Balance at end of year	$1.4	$1.4
Additional Paid-in Capital
Balance at beginning of year	$583.8	$576.6
Stock options exercised and issuance of other stock awards	(1.9)	(1.0)
Stock-based compensation	3.1	8.2
Balance at end of year	$585.0	$583.8
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(116.6)	$(97.4)
Other comprehensive loss	(1.9)	(19.2)
Balance at end of year	$(118.5)	$(116.6)
Retained Earnings
Balance at beginning of year - As reported	$189.6	$256.7
Net loss	(26.7)	(67.1)
Balance at end of year	$162.9	$189.6
Treasury Stock
Balance at beginning of year	$(56.9)	$(59.8)
Stock options exercised and issuance of other stock awards	1.9	2.9
Balance at end of year	$(55.0)	$(56.9)
Total equity	$575.8	$601.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2019 and 2018

1.  Accounting Policies and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc,” “MTW” or the “Company”) was founded in 1902 and has over a 116-year  tradition of providing high-quality, customer-focused products and support services to its markets and for the year ended December 31, 2018 the Company had net sales of approximately $1.8 billion. Manitowoc is one of the world’s leading providers of engineered lifting solutions. Manitowoc designs, manufactures, markets, and supports one of the most comprehensive product lines of mobile telescopic cranes, tower cranes, lattice-boom crawler cranes, and boom trucks. The Company has three reportable segments, the Americas segment, Europe and Africa (“EURAF”) segment and Middle East and Asia Pacific (“MEAP”) segment. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Note 14, “Segments” for additional information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2019 and 2018, the cash flows for the same three-month periods and the financial position and equity at March 31, 2019 and December 31, 2018, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2018. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

During the fourth quarter of 2018, the Company identified an adjustment to the Condensed Consolidated Statement of Cash Flows as of March 31, 2018. The adjustment related to the treatment of cash receipts on sold accounts receivable, whereby the Company had overstated cash flows provided by investing activities and understated cash flows used for operating activities by approximately $4.6 million. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections” and ASC Topic 250-10-S99-1, “Assessing Materiality.” The Company determined that this error was not material to the Company’s prior period consolidated financial statements and therefore, amending the previously filed report was not required, however this adjustment has been reflected in this filing.

Certain prior period amounts have been reclassified to conform to the current period presentation. All dollar amounts, except share amounts, are in millions of dollars throughout the tables included in these notes unless otherwise indicated.

2. Revenues

The Company records deferred revenues when cash payments are received or due in advance of our performance, including amounts which are refundable. The table below shows the change in the customer advances balance for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$9.6	$12.7
Cash received in advance of satisfying performance obligation	31.9	26.3
Revenue recognized	(28.3)	(24.8)
Currency translation	0.1	0.2
Balance at end of period	$13.3	$14.4

Disaggregation of the Company’s revenue sources are disclosed in Note 14, “Segments.”

3.  Inventories

The components of inventories as of March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019	December 31, 2018
Raw materials	$169.4	$159.2
Work-in-process	147.1	112.0
Finished goods	279.1	238.0
Total inventories — gross	595.6	509.2
Excess and obsolete inventory reserve	(57.5)	(56.1)
Net inventories	$538.1	$453.1

4.  Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other long-term assets on the Condensed Consolidated Balance Sheets. Current and long-term notes receivable balances primarily relate to the Company’s captive finance entity in China. The Company also has a long-term note receivable balance related to the 2014 sale of Manitowoc Dong Yue. As of March 31, 2019, the Company had current and long-term notes receivable in the amount of $18.7 million and $18.4 million, respectively. As of December 31, 2018, the Company had current and long-term notes receivable in the amount of $19.4 million and $17.0 million, respectively.

5.  Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019	December 31, 2018
Land	$23.8	$24.1
Building and improvements	195.9	195.3
Machinery, equipment and tooling	266.2	269.4
Furniture and fixtures	16.7	16.4
Computer hardware and software	116.6	117.1
Rental cranes	86.8	84.0
Construction in progress	6.9	9.6
Total cost	712.9	715.9
Less accumulated depreciation	(426.8)	(427.0)
Property, plant and equipment-net	$286.1	$288.9

Assets Held for Sale

The Company has classified the Manitowoc, Wisconsin manufacturing buildings and land as held for sale on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018. The net book value of assets held for sale were $8.7 million and $12.9 million as of March 31, 2019 and December 31, 2018, respectively, and are included in other current assets on the Condensed Consolidated Balance Sheets. During the first quarter of 2019, a portion of the manufacturing site was sold which resulted in a decrease in assets held for sale.

The assets were carried at the lesser of the original cost or fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 (see Note 15, “Fair Value of Financial Instruments,” for the definition of Level 3 inputs) under the fair value hierarchy and were estimated based on broker quotes and other information related to current marketplace conditions.

6.  Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2018 and the three months ended March 31, 2019 are summarized as follows:

	Americas	EURAF	MEAP
Balance as of January 1, 2018	$166.5	$85.9	$68.9
Foreign currency impact	—	(3.7)	(2.6)
Goodwill impairment - October 31, 2018	—	(82.2)	—
Balance as of December 31, 2018	166.5	—	66.3
Foreign currency impact	—	—	0.5
Balance as of March 31, 2019	$166.5	$—	$66.8

The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350, “Intangibles — Goodwill and Other.”

The Company performs an annual impairment review during the fourth quarter of every year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. There have been no impairment indicators since the fourth quarter of 2018; therefore, no impairment review has occurred. The Company performs the impairment review for goodwill and indefinite-lived intangible assets using a fair-value method based on the present value of future cash flows, which involves management’s judgments and assumptions about the amounts of those cash flows and the discount rates used. The estimated fair value is then compared with the carrying amount of the reporting unit, including recorded goodwill, or indefinite-lived intangible asset. The intangible asset is then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

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

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$95.5	$—	$95.5	$96.7	$—	$96.7
Customer relationships	10.2	(8.5)	1.7	10.1	(8.4)	1.7
Patents	29.5	(28.5)	1.0	29.8	(29.0)	0.8
Engineering drawings	10.4	(10.4)	—	10.5	(10.5)	—
Distribution network	18.7	(0.1)	18.6	19.0	(0.1)	18.9
Total	$164.3	$(47.6)	$116.7	$166.1	$(48.0)	$118.1

Amortization expense for the three months ended March 31, 2019 and 2018 was $0.1 million and $0.1 million, respectively.

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

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019	December 31, 2018
Trade accounts payable	$272.2	$249.2
Employee-related expenses	47.0	59.5
Accrued vacation	24.9	24.3
Miscellaneous accrued expenses	76.2	92.2
Total accounts payable and accrued expenses	$420.3	$425.2

8.  Debt

Outstanding debt at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019	December 31, 2018
Senior secured asset based revolving credit facility	$33.0	$—
Senior secured second lien notes due 2021	—	254.2
Senior secured second lien notes due 2026	300.0	—
Other	19.9	21.2
Deferred financing costs	(5.0)	(2.3)
Total debt	347.9	273.1
Short-term borrowings and current portion of long-term debt	(5.9)	(6.4)
Long-term debt	$342.0	$266.7

On March 25, 2019, the Company and certain of its subsidiaries entered into an indenture with U.S. Bank National Association as trustee and notes collateral agent, pursuant to which the Company issued $300.0 million aggregate principal amount senior secured second lien notes due on April 1, 2026 with an annual coupon rate of 9.000% (the “2026 Notes”). Interest on the 2026 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. The 2026 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility (as defined below) or that guarantees certain other debt of the Company or a guarantor. The 2026 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of the Company and of the guarantors that secure obligations under the ABL Revolving Credit Facility. The 2026 Notes were sold pursuant to exemptions from registration under the Securities Act of 1933.

Additionally, on March 25, 2019, the Company and certain subsidiaries of the Company (the “Loan Parties”) entered into a credit agreement (the “ABL Credit Agreement”) with JP Morgan Chase Bank, N.A as administrative and collateral agent and certain financial institutions party thereto as lenders, providing for a senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”) of up to $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority bases, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of 5 years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility.

The Company used the initial extension of credit under the ABL Revolving Credit Facility, together with the net proceeds from the offering of the 2026 Notes, to (i) redeem all of the Company’s $260.0 million in outstanding 12.750% Senior Secured Second Lien Notes due 2021 (the “Prior 2021 Notes”); (ii) repay all obligations outstanding, and terminate all commitments, under (x) the Company’s previous $225.0 million ABL Revolving Credit Facility (“Prior ABL Facility”) and (y) $75.0 million AR Securitization Facility; and (iii) pay related fees and expenses, including $16.6 million of call premium on the Prior 2021 Notes, $5.0 million of closing costs and $4.6 million of accrued interest.

During the three months ended March 31, 2019 the Company recorded a $25.0 million charge in the Condensed Consolidated Statement of Operations associated with the Company’s refinancing of the ABL Revolving Credit Facility and 2026 Notes. The charge is composed of $16.6 million of call premium on the Prior 2021 Notes, $5.3 million of unamortized discount on the Prior 2021 Notes and $3.1 million of unamortized debt issuance costs.

As of March 31, 2019, the Company had outstanding $19.9 million of other indebtedness that has a weighted-average interest rate of approximately 5.27%. This debt includes balances on local credit lines and other financing arrangements.

The Company had $33.0 million in borrowings on the ABL Revolving Credit Facility as of March 31, 2019 and no borrowings on the Prior ABL Facility as of December 31, 2018. During the quarter ended March 31, 2019, the highest daily borrowing under either the ABL Revolving Credit Facility or the Prior ABL Facility was $33.0 million and the average amount borrowed was $2.6 million, while the average annual interest rate was 3.60%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of March 31, 2019, the spreads for London Interbank Offered Rate and prime rate borrowings were 1.25% and 0.00%, respectively, with excess availability of approximately $221.3 million, which represents revolver borrowing capacity of $225.3 million less U.S. letters of credit outstanding of $4.0 million.

Both the ABL Revolving Credit Facility and the 2026 Notes include customary covenants which include, without limitation, restrictions on, the Company’s ability and the ability of the Company’s restricted subsidiaries to incur, assume or guarantee additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates and designate the Company’s subsidiaries as unrestricted. Both the ABL Revolving Credit Facility and the 2026 Notes also include customary events of default.

Additionally, the ABL Revolving Credit Facility contains a covenant requiring the Company to maintain a minimum fixed charge coverage ratio under certain circumstances set forth in the ABL Credit Agreement.

As of March 31, 2019, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2026 Notes.

9.  Accounts Receivable Securitization and Other Factoring Arrangements

The Company had maintained a Receivables Purchase Agreement (“RPA”) among Manitowoc Funding, LLC (“MTW Funding”), as Seller, The Manitowoc Company, Inc., as Servicer, and Wells Fargo Bank, N.A., as Purchaser and as Agent, with a commitment size of $75.0 million. Under the RPA (and the related Purchase and Sale Agreements referenced in the RPA), the Company’s domestic trade accounts receivable were sold to MTW Funding which, in turn, sold, conveyed, transferred and assigned to a third-party financial institution (“Purchaser”), all of MTW Funding's rights, title and interest in a pool of receivables to the Purchaser. Transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.” This program was terminated on March 25, 2019.

Trade accounts receivable sold to the Purchaser and being serviced by the Company totaled $149.0 million and $160.9 million for the three months ended March 31, 2019 and 2018, respectively. Cash proceeds received from customers related to the receivables previously sold for the three months ended March 31, 2019 and 2018 were $182.8 million and $163.1 million, respectively.

Sales of trade receivables under the program reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets were zero and $75.0 million as of March 31, 2019 and December 31, 2018, respectively. The proceeds received from the sale of trade receivables under the program are included in cash flows from operating activities; whereas cash collections related to the deferred purchase price are classified as cash flows from investing activities in the accompanying Condensed Consolidated Statements of Cash Flows. The Company deemed the interest rate risk related to the deferred purchase price notes to be de minimis, primarily because the average collection cycle of the related receivables is less than 60 days; and as such, the fair value of the Company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded as of March 31, 2019 and December 31, 2018 was zero and $71.5 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. For the three months ended March 31, 2019 and 2018 non-cash investing activities related to the increase in the deferred purchase price was $168.3 million and $125.5 million, respectively.

The Company has two non-U.S. accounts receivable financing programs. Under these financing programs, the Company sold €35.2 million of receivables and received €35.2 million of cash on the sold receivables for the three months ended March 31, 2019. The maximum availability under these programs is €45 million.

10.  Income Taxes

For the three months ended March 31, 2019 and 2018, the Company recorded provision for income taxes of $3.3 million and $3.9 million, respectively. The decrease in the Company’s provision for income taxes for the three months ended March 31, 2019 relative to the prior year primarily relates to reduced tax expense in foreign jurisdictions. In addition to the above, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

The Company will also continue to evaluate its valuation allowance requirements on an ongoing basis in light of changing facts and circumstances and may adjust its deferred tax asset valuation allowances accordingly, and it is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the current operations through the Company’s income tax provision and could have a material effect on operating results.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $12.9 million as of March 31, 2019 and $12.8 million as of December 31, 2018.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of March 31, 2019, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits, resulting in no material impact on its consolidated financial position and the results of operations and cash flows. However, the final determination with respect to any tax audits and any related litigation could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cash flows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

11.  Earnings Per Share

Basic loss per share is computed as net loss divided by the basic weighted average common shares outstanding. The calculation of diluted loss per share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss incurred during the three months ended March 31, 2019 and 2018, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for those periods.

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2019	2018
Basic weighted average common shares outstanding	35,642,832	35,367,340
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	35,642,832	35,367,340

No cash dividends were paid during the three months ended March 31, 2019 and 2018.

12.  Stockholders’ Equity

Authorized capital consists of 75 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

A reconciliation of the changes in accumulated other comprehensive loss, net of tax, by component for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2018	$(0.3)	$(36.2)	$(80.1)	$(116.6)
Other comprehensive income (loss) before reclassifications	(0.7)	0.1	(2.5)	(3.1)
Amounts reclassified from accumulated other comprehensive loss	0.8	0.4	—	1.2
Net other comprehensive income (loss)	0.1	0.5	(2.5)	(1.9)
Balance at March 31, 2019	$(0.2)	$(35.7)	$(82.6)	$(118.5)

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.1	$(45.1)	$(52.4)	$(97.4)
Other comprehensive income before reclassifications	—	0.1	11.4	11.5
Amounts reclassified from accumulated other comprehensive loss	—	0.6	—	0.6
Net other comprehensive income	—	0.7	11.4	12.1
Balance at March 31, 2018	$0.1	$(44.4)	$(41.0)	$(85.3)

A reconciliation of the reclassifications out of accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018		Recognized Location
Losses on cash flow hedges
Foreign exchange contracts	$(0.8)	$—		Cost of sales
Total before income taxes	(0.8)	—
Income tax benefit	—	—
Total, net of income taxes	$(0.8)	$—
Amortization of pension and postretirement items
Actuarial losses	$(1.1)	$(1.4)	(a)	Other expense - net
Amortization of prior service cost	0.7	0.7	(a)	Other expense - net
Total before income taxes	(0.4)	(0.7)
Income tax benefit	—	0.1
Total, net of income taxes	$(0.4)	$(0.6)

Total reclassifications for the period, net of income taxes	$(1.2)	$(0.6)

(a)	These accumulated other comprehensive income (loss) components are components of net periodic pension cost (see Note 18, “Employee Benefit Plans,” for further details)

On May 6, 2019, the Company’s Board of Directors authorized a share repurchase program of up to $30.0 million of the Company’s common stock with no stated expiration. No common stock has been repurchased under this authorization.

13.  Stock-Based Compensation

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

Stock-based compensation expense was $3.1 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. The Company recognizes stock-based compensation expense over the awards' vesting period.

Options to acquire 210,243 and 160,462 shares of common stock were granted to employees during the three months ended March 31, 2019 and 2018, respectively. The options granted in 2019 and 2018 become exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date.

A total of 176,371 and 31,220 RSUs were issued by the Company to employees during the three months ended March 31, 2019 and 2018, respectively. The RSUs granted to employees vest on the third anniversary of the grant date.

A total of 228,037 and 76,531 performance shares were issued during the three months ended March 31, 2019 and 2018, respectively. Performance shares are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance shares granted in 2019 and 2018 are based 50% on total shareholder return relative to peers during the three-year performance period and 50% on Adjusted EBITDA percentage from continuing operations in 2021 and 2020, respectively. Depending on the foregoing factors, the number of shares earned could range from zero to two times the amount of performance shares outstanding.

The Company issued a total of 50,673 and 22,936 equity grants to directors during the three months ended March 31, 2019 and 2018, respectively.  The 2019 and 2018 equity grants vested immediately upon the grant date.

14. Segments

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

The following table shows information by reportable segment for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Net Sales
Americas	$206.1	$162.9
EURAF	154.2	154.2
MEAP	57.7	69.0
Total	$418.0	$386.1
Segment Operating Income
Americas	$15.2	$2.7
EURAF	3.4	3.4
MEAP	7.3	7.9
Total	$25.9	$14.0
Depreciation
Americas	$3.6	$3.5
EURAF	3.7	3.8
MEAP	0.7	1.0
Corporate	0.8	0.8
Total	$8.8	$9.1
Capital Expenditures
Americas	$2.8	$2.3
EURAF	0.8	2.4
MEAP	0.8	1.2
Corporate	—	0.5
Total	$4.4	$6.4

A reconciliation of the Company’s segment operating income to the Condensed Consolidated Statement of Operations for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Segment operating income	$25.9	$14.0
Unallocated corporate expenses	(9.3)	(9.6)
Restructuring expense	(0.1)	(2.2)
Other operating expense - net	(0.3)	(0.5)
Total operating income	$16.2	$1.7

Net sales by geographic area for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
United States	$184.7	$144.3
Europe	149.1	150.3
Other	84.2	91.5
Total	$418.0	$386.1

Net sales by product for the three months ended March 31, 2019 and 2018 are summarized as follows:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cranes	$333.5	$307.5
Aftermarket parts and other*	84.5	78.6
Total net sales	$418.0	$386.1

*Other revenue consists of revenue related to CraneCare services such as trainings and field service work.

15.  Fair Value of Financial Instruments

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2019 and December 31, 2018, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2019
	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.1	$—	$0.1

Current Liabilities:
Foreign currency exchange contracts	$—	$1.1	$—	$1.1

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.1	$—	$0.1

Current Liabilities:
Foreign currency exchange contracts	$—	$1.8	$—	$1.8

The fair value of the Company’s 2026 Notes was approximately $303.3 million as of March 31, 2019. The fair value of the Company’s Prior 2021 Notes was approximately $278.1 million as of December 31, 2018. See Note 8, “Debt,” for a description of the debt instruments and their related carrying values.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company estimates the fair value of its Prior 2021 Notes and 2026 Notes based on quoted market prices; because these markets are typically thinly traded, the liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash, cash equivalents and restricted cash, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the ABL Revolving Credit Facility, approximate fair value, without being discounted as of March 31, 2019 and December 31, 2018, due to the short-term nature of these instruments.

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

16.  Commitments and Contingencies

Product liability reserves are recorded as current liabilities in the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018 and were $16.8 million and $16.3 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

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

On March 19, 2019, the Company agreed to settle a legal matter. The Company anticipates that the terms of the settlement agreement will be finalized in the quarter ended June 30, 2019.

It is reasonably possible that the estimates for warranty costs, product liability, environmental remediation, asbestos-related claims and other various legal matters may change based upon new information that may arise or matters that are beyond the scope of the Company’s historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

17.  Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at the inception of the order to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases,” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The deferred revenue included in accounts payable and accrued expense and non-current liabilities, in the Condensed Consolidated Balance Sheets, as of March 31, 2019 and December 31, 2018 was $36.9 million and $34.4 million, respectively.  The total amount of buyback commitments given by the Company and outstanding as of March 31, 2019 and December 31, 2018 was $30.3 million and $30.9 million, respectively.  These amounts are not reduced for amounts the Company would recover from repossessing and subsequent resale of the units. The buyback commitments expire at various times through 2025.

As of March 31, 2019 and December 31, 2018, the Company had reserved $37.2 million and $38.5 million for warranty claims included in product warranties as well as other non-current liabilities in the Condensed Consolidated Balance Sheets. In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$38.5	$35.2
Accruals for warranties issued during the period	6.5	5.4
Settlements made (in cash or in kind) during the period	(7.5)	(5.8)
Currency translation	(0.3)	0.4
Balance at end of period	$37.2	$35.2

18.  Employee Benefit Plans

The Company provides certain pension, health care and death benefits to eligible retirees and their dependents. The funding mechanism for such benefits varies based on the country where the retiree resides and receives benefits.  Eligibility for pension coverage is based on retirement qualifications. Healthcare benefits may be subject to deductibles, co-payments and other limitations. The Company reserves the right to modify benefits unless prohibited by local laws or regulations.

The components of periodic benefit costs for the three months ended March 31, 2019 and March 31, 2018 are summarized as follows:

	Three Months Ended March 31, 2019
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1
Interest cost of projected benefit obligations	1.3	0.5	0.2
Expected return on plan assets	(1.1)	(0.3)	—
Amortization of prior service cost	—	—	(0.7)
Amortization of actuarial net loss	0.8	0.3	—
Net periodic benefit costs	$1.0	$1.0	$(0.4)

	Three Months Ended March 31, 2018
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1
Interest cost of projected benefit obligations	1.3	0.5	0.2
Expected return on plan assets	(1.5)	(0.4)	—
Amortization of prior service costs	—	—	(0.7)
Amortization of actuarial net loss	0.8	0.4	0.2
Net periodic benefit costs	$0.6	$1.0	$(0.2)

The components of net periodic benefit cost other than the service cost component are included in the line item “other income (expense) - net” in the Condensed Consolidated Statement of Operations.

19.  Restructuring

During the three months ended March 31, 2019 and 2018, the Company incurred $4.5 million and $6.2 million of restructuring expense, respectively. The costs for the three months ended March 31, 2019 related primarily to costs associated with headcount reductions in Europe and North America. Costs for the three months ended March 31, 2018, related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of manufacturing to Shady Grove, PA and costs associated with headcount reductions in Europe.

The following is a rollforward of the Company's restructuring accrual for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Balance at beginning of period	$3.3	$5.6
Restructuring expenses	4.5	6.2
Use of reserve	(3.0)	(6.0)
Reserve reclassification	(0.2)	(0.3)
Currency translation	—	(0.1)
Balance at end of period	$4.6	$5.4

20.  Leases

As of January 1, 2019 the Company adopted Topic 842 in which, the Company elected to use the modified prospective approach, which does not require a retrospective restatement of prior years. The adjustment from application of Topic 842 resulted in no cumulative catch-up to retained earnings. As part of the adoption, the Company applied the package of practical expedients which does not require the Company to reassess the lease classification for any expired or existing leases upon adoption of Topic 842.

The Company has operating leases for offices, warehouses, land for storage of cranes, vehicles, information technology equipment, and manufacturing equipment. The remaining lease terms are up to 24 years, some of which include options to extend the lease term for up to 10 years, and some which include options to terminate the lease within 1 year. Certain leases include one or more options to renew; the exercise of lease renewal options is at the Company’s discretion. The Company includes renewal option periods in the lease term when it is determined that the options are reasonably certain to be exercised. The Company’s financing leases have an immaterial impact on the condensed consolidated financial statements.

The components of lease expense are summarized as follows:

Three Months Ended
March 31, 2019
Operating lease cost	$3.9
Variable lease cost*	0.4
Total lease cost	$4.3
*Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases are summarized as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7.2

Supplemental balance sheet information related to leases are summarized as follows:

Three Months Ended
Operating Leases	March 31, 2019
Operating lease right-of-use assets	$49.1
Other liabilities	$11.7
Operating lease liabilities	38.3
Total operating lease liabilities	$50.0

As of March 31, 2019, the Company’s operating leases have a weighted-average remaining lease term of 6.8 years and a weighted-average discount rate of 5.1%. Topic 842 requires a lessee to discount its unpaid lease obligations using the interest rate implicit in the lease, or if not readily determinable, the incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the implicit rate cannot be determined. The Company’s incremental borrowing rate for a lease is the rate of interest, from within the applicable location of the leased asset, it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

Maturities of operating lease liabilities as of March 31, 2019 are summarized as follows:

Year
2019	$10.1
2020	11.2
2021	9.5
2022	7.1
2023	4.3
Thereafter	15.8
Total lease payments	58.0
Less: imputed interest	(8.0)
Present value of lease liabilities	$50.0

21.  Recent Accounting Changes and Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-15 “Intangibles – Goodwill and Other – Internal-use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual periods beginning after December 15, 2019. The Company is evaluating the impact the adoption this ASU will have on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-7 “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting,” which aligns the accounting for nonemployee share-based payments with employee share-based payments under Topic 718. The Company adopted this ASU as of January 1, 2019. The adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits an entity to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income (“AOCI”) as a result of U.S. tax reform. The Company adopted this ASU as of January 1, 2019 and chose not to reclassify the stranded tax effects related to the U.S. tax reform change in the federal corporate tax rate from AOCI to retained earnings. The Company has elected the portfolio approach to release stranded income tax effects in AOCI.

In August 2017, the FASB issued ASU No. 2017-12 “Targeted Improvements to Accounting for Hedging Activities,” which amends ASC 815, “Derivatives and Hedging.” The purpose of this ASU is to better align a company’s risk management activities and financial reporting for hedging relationships, simplify the hedge accounting requirements, and improve the disclosures of hedging arrangements. The Company adopted this ASU as of January 1, 2019. The adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08 “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20):  Premium Amortization on Purchased Callable Debt Securities,” to shorten the amortization period for the premium to the earliest call date instead of the contractual life of the instrument. The Company adopted this ASU as of January 1, 2019. The adoption of the ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 - “Leases,” which is intended to improve financial reporting on leasing transactions. This was further clarified with technical corrections issued within ASU 2018-10 and ASU 2018-11. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. This standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. The Company adopted this ASU as of January 1, 2019. The updated disclosures are included in Note 20, “Leases.”

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, including the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

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
•

other risk factors detailed in Manitowoc's 2018 Annual Report on Form 10-K, as such may be amended or supplemented in Manitowoc’s subsequently filed Quarterly Reports on 10-Q (including this report), and its other filings with the United States Securities and Exchange Commission.

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

Results of Operations

Performance during the Quarter Ended March 31, 2019 Compared with the Quarter Ended March 31, 2018

Net Sales, Orders and Backlog

Consolidated net sales for the three months ended March 31, 2019 increased 8.3% to $418.0 million from $386.1 million in the first quarter of 2018. This increase was attributable to favorable impacts from organic growth in the Americas and EURAF regions as well as realization of global price increases. This was partially offset by lower crane shipments in the MEAP region. Additionally, consolidated net sales were unfavorably impacted by $16.3 million from changes in foreign currency exchange rates.

Orders for the three months ended March 31, 2019 decreased 17.7% to $441.0 million from $536.0 million in the first quarter of 2018. The decrease was mainly due to a decline in commercial construction end market demand in the EURAF region, along with continued weakness in the energy and commercial construction end markets in the MEAP region. Orders were also unfavorably impacted by approximately 2.3% due to changes in foreign currency exchange rates.

As of March 31, 2019, total backlog was $693.6 million, a 3.4% increase from the December 31, 2018 backlog of $670.6 million, and a 8.3% decrease from the March 31, 2018 backlog of $756.6 million. Backlog was unfavorably impacted by approximately 3.0% year over year, due to changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended March 31, 2019 was $80.2 million, an increase of $11.8 million compared to $68.4 million for the three months ended March 31, 2018. This increase was mainly due to the increase in sales volume discussed above, improved aftermarket margins, favorable mix, reduced manufacturing costs and global price increases. This was partially offset by $4.1 million due to unfavorable changes in foreign currency exchange rates.

Gross profit percentage for the three months ended March 31, 2019 was 19.2%, compared to 17.7% for the three months ended March 31, 2018. The increase was mainly attributable to improved aftermarket margins, favorable mix, global price increases and cost reductions.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses (“ES&A”) decreased 1.7% to $59.4 million for the three months ended March 31, 2019 compared to $60.4 million for the three months ended March 31, 2018.  This decrease was primarily due to favorable changes in foreign currency exchange rates.

Restructuring Expense

During the three months ended March 31, 2019 and 2018, the Company incurred $4.5 million and $6.2 million of restructuring expense, respectively. The costs for the three months ended March 31, 2019 related primarily to headcount reduction costs in Europe and North America. Costs for the three months ended March 31, 2018, related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler production to Shady Grove, PA and costs associated with headcount reductions in Europe.

Operating Income

Operating income increased $14.5 million to $16.2 million for the three months ended March 31, 2019, compared to $1.7 million for the three months ended March 31, 2018. This increase was primarily due to the improved gross profit as discussed above as well as reduced ES&A, and reduced restructuring expenses as discussed above. The Company's operating income was unfavorably impacted by $1.3 million from changes in foreign currency exchange rates.

Loss on Debt Extinguishment

During the three months ended March 31, 2019, the Company recorded a $25.0 million charge associated with the Company’s refinancing of the ABL Revolving Credit Facility and 2026 Notes. The charge is composed of $16.6 million of call premium on the Prior 2021 Notes, $5.3 million of unamortized discount on the Prior 2021 Notes and $3.1 million of unamortized debt issuance costs.

Refer to Note 8, “Debt” for additional information.

Other Income (Expense) - Net

During the three months ended March 31, 2019 and 2018, other income (expense) - net was $(3.3) million and $2.7 million, respectively. Other expense for the three months ended March 31, 2019 was primarily due to $2.5 million of unfavorable changes in foreign exchange rates and $1.0 million of pension and other postretirement benefit costs. Other income for the three months ended March 31, 2018 was primarily due to a $1.7 million gain on sale of the corporate headquarters in Manitowoc, Wisconsin.

Provision for Income Taxes

For the three months ended March 31, 2019 and 2018, the Company recorded income tax expense of $3.3 million and $3.9 million, respectively. The decrease in the Company’s tax expense for the three months ended March 31, 2019 relative to the prior year relates primarily to reduced tax expense in foreign jurisdictions. In addition to the above, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 14, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Dollar Change	Percentage Change
Net Sales
Americas	$206.1	$162.9	$43.2	26.5%
EURAF	154.2	154.2	—	—
MEAP	57.7	69.0	(11.3)	(16.4)%

Segment Operating Income
Americas	$15.2	$2.7	$12.5	463.0%
EURAF	3.4	3.4	—	—
MEAP	7.3	7.9	(0.6)	(7.6)%

Americas

Americas net sales increased 26.5% for the three months ended March 31, 2019 to $206.1 million from $162.9 million for the three months ended March 31, 2018. The increase was primarily due to increased shipments of cranes for the commercial construction and energy end market and favorable price realization.

Americas operating income increased $12.5 million for the three months ended March 31, 2019 to $15.2 million from $2.7 million for the three months ended March 31, 2018. The increase was primarily due to increased volume on crane shipments, improved aftermarket margins, favorable mix, price realization, lower restructuring expenses and lower ES&A.

EURAF

EURAF net sales were flat year over year, with increased shipments of cranes for the commercial construction end market and favorable price realization offset by unfavorable changes in foreign currency exchange rates.

EURAF operating income of $3.4 million for the three months ended March 31, 2019 remained flat year over year.  EURAF operating income was unfavorably impacted by approximately $2.1 million from changes in foreign currency exchange rates which offset increases from favorable mix and price realization.

MEAP

MEAP net sales decreased 16.4% for the three months ended March 31, 2019 to $57.7 million from $69.0 million for the three months ended March 31, 2018. The decrease was primarily due to fewer shipments of cranes for the commercial construction and energy end markets. MEAP net sales were also unfavorably impacted by approximately $2.4 million from unfavorable changes in foreign currency exchange rates.

MEAP operating income decreased 7.6% for the three months ended March 31, 2019 to $7.3 million from $7.9 million for the three months ended March 31, 2018. The decrease was primarily due to the reduced sales volume noted above and $0.8 million of unfavorable changes in foreign currency exchange rates.

Financial Condition

Quarter Ended March 31, 2019

Cash, cash equivalents and restricted cash balance as of March 31, 2019 totaled $49.0 million, a decrease of $91.3 million from the December 31, 2018 balance of $140.3 million.  The decrease in the cash balance for the three months ended March 31, 2019 was primarily caused by working capital increases, payments of short-term incentive compensation earned in the prior year, payment of semi-annual interest on the Prior 2021 Notes and capital expenditures. This was partially offset by $33.0 million of borrowings on the ABL Revolving Credit Facility, $14.9 million of proceeds from the issuance of debt net of issuance costs and $4.8 million of proceeds from the sale of property, plant and equipment.

Cash flows used for operating activities for the first three months of 2019 were $267.3 million and were primarily driven by trade receivables sold to the Company’s securitization program resulting in $126.3 million of cash flows being reported in cash provided by investing activities, $75.0 million purchase of accounts receivable previously sold into the prior accounts receivable securitization program, increased inventories since December 31, 2018 and payments of incentive compensation earned in the prior year.

Cash flows provided by investing activities were $126.7 million for the first three months of 2019 and consisted of $126.3 million of cash collections on accounts receivable sold to the Company’s prior securitization program and proceeds from sales of property, plant and equipment of $4.8 million. This was partially offset by capital expenditures of $4.4 million.

Cash flows provided by financing activities were $49.7 million for the first three months of 2019 and consisted of $300.0 million of proceeds from the issuance of the 2026 Notes as well as $33.0 million of proceeds from the ABL Revolving Credit Facility. Proceeds were offset by $276.6 million of payments to terminate the Prior 2021 Notes and $5.6 million in debt issuance costs.

Quarter Ended March 31, 2018

Cash, cash equivalents and restricted cash balance as of March 31, 2018 totaled $99.4 million, a decrease of $23.6 million from the December 31, 2017 balance of $123.0 million.

Cash flows used for operating activities for the first three months of 2018 were $168.4 million and were primarily driven by trade receivables sold to the Company’s securitization program resulting in $144.0 million of cash flows being reported in cash provided by investing activities, increased inventories since December 31, 2017 and payments of short term incentive compensation earned in the prior year.

Cash flows provided by investing activities were $143.9 million for the first three months of 2018 and consisted of $144.0 million of cash collections on accounts receivable sold to the Company’s securitization program and proceeds from sales of property, plant and equipment of $6.3 million, which was primarily related to the sale of the corporate headquarters in Manitowoc, Wisconsin during the first quarter of 2018. This was partially offset by capital expenditures of $6.4 million, with the majority related to equipment purchases in North America and Europe.

Cash flows used for financing activities were $0.8 million for the first three months of 2018 and consisted of $2.1 million of payments on long-term debt partially offset by $1.3 million of cash received from exercises of stock options.

Liquidity and Capital Resources

Outstanding debt as of March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31, 2019	December 31, 2018
Senior secured asset based revolving credit facility	$33.0	$—
Senior secured second lien notes due 2021	—	254.2
Senior secured second lien notes due 2026	300.0	—
Other	19.9	21.2
Deferred financing costs	(5.0)	(2.3)
Total debt	347.9	273.1
Short-term borrowings and current portion of long-term debt	(5.9)	(6.4)
Long-term debt	$342.0	$266.7

See additional discussion of the credit facilities and Senior Notes in Note 8, “Debt,” of the Condensed Consolidated Financial Statements.

The Company’s liquidity position at March 31, 2019 and December 31, 2018 is summarized as follows:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$49.0	$140.3
Revolver borrowing capacity	258.3	107.8
Less: Borrowings on revolver	(33.0)	—
Less: Outstanding letters of credit	(4.0)	(11.3)
Total liquidity	$270.3	$236.8

The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs in the foreseeable future.

With the enactment of U.S. tax reform, the Company believes that its offshore cash can be accessed in a more tax efficient manner. During the prior year, the Company updated its assertion that foreign earnings are permanently reinvested such that jurisdictions where cash can be tax efficiently repatriated are no longer permanently reinvested. These earnings, if repatriated to the U.S., would not result in material tax expense. However, the Company does record deferred tax liabilities related to non-U.S. withholding taxes on these unremitted earnings that are not considered permanently invested.

Both the ABL Revolving Credit Facility and 2026 Notes include customary covenants and events of default. Refer to Note 8, “Debt,” of the Condensed Consolidated Financial Statements for additional discussions of covenants for the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

Non-GAAP Measures

The Company uses EBITDA, Adjusted EBITDA and Adjusted operating income, which are financial measures that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as additional metrics to evaluate the Company’s performance. The Company defines EBITDA as net income (loss) before interest, taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA plus the addback of restructuring expense, loss on debt extinguishment and other (income) expense - net. The Company defines Adjusted operating income (loss) as Adjusted EBITDA excluding the addback of depreciation. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

The Company’s Adjusted EBITDA and Adjusted operating income for the three months ended March 31, 2019 was $29.6 million and $20.8 million, respectively. The Company’s Adjusted EBITDA and Adjusted operating income for the three months ended March 31, 2018 was $17.1 million and $8.0 million, respectively. The reconciliation of GAAP net income to EBITDA, and further to Adjusted EBITDA and to Adjusted operating income for the three months ended March 31, 2019 and 2018 is summarized as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Net loss	$(26.7)	$(10.0)
Interest expense and amortization of deferred financing fees	11.3	10.5
Provision for income taxes	3.3	3.9
Depreciation expense	8.8	9.1
Amortization of intangible assets	0.1	0.1
EBITDA	(3.2)	13.6
Restructuring expense	4.5	6.2
Loss on debt extinguishment	25.0	—
Other (income) expense - net (1)	3.3	(2.7)
Adjusted EBITDA	29.6	17.1
Depreciation expense	(8.8)	(9.1)
Non-GAAP adjusted operating income	20.8	8.0
Restructuring expense	(4.5)	(6.2)
Amortization of intangible assets	(0.1)	(0.1)
GAAP operating income	$16.2	$1.7

(1)	Other (income) expense - net includes foreign currency transaction (gains) losses, other components of net periodic pension costs and other miscellaneous items.

Covenant compliant EBITDA as defined by the ABL Revolving Credit Facility was $113.6 million as of March 31, 2019 on a trailing 12-month basis. The calculation of covenant compliant EBITDA has certain limitations and restrictions on addbacks and has been included for informational purposes only.

As a result of the adoption of ASU 2016-15 - “Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments,” the Company records cash collections on accounts receivable from the Company’s securitization program which are collected at a later date within cash flows from investing activities. The Company uses a non-GAAP measure, Adjusted Operating Cash Flows, to evaluate the business, which is defined as cash flows used for operating activities plus cash receipts on sold accounts receivable. Adjusted Operating Cash Flows for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
	2019	2018
Net cash used for operating activities:	$(267.3)	$(168.4)
Cash receipts on sold accounts receivable	126.3	144.0
Non-GAAP adjusted operating cash flows:	$(141.0)	$(24.4)

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since the 2018 Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2018 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk disclosures have not materially changed since the 2018 Form 10-K was filed.  The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting:  The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the period covered by this report, the Company made changes to its internal control structure as related to the adoption of ASC 842 – “Leases,” which resulted in enhanced controls to comply with the new standard. Except as stated above, during the period covered by this report there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

The Company’s risk factors disclosures have not materially changed since the 2018 Form 10-K was filed. The Company’s risk factors are incorporated by reference from Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 6.  Exhibits

Exhibit No.	Description	Filed/Furnished Herewith

4.1

Indenture, dated March 25, 2019, between The Manitowoc Company, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-k, dated March 28, 2019).

4.2	Form of 9.000% Senior Secured Second Lien Note due 2026 (included as Exhibit 1 to Annex I of Exhibit 4.1).

10.1

Credit Agreement, dated March 25, 2019, among The Manitowoc Company, Inc., the other borrowers and loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-k, dated March 28, 2019).

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, (v) the Condensed Consolidated Statements of Equity and (vi) related notes.	X	(1)

(1)	Filed Herewith
(2)	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2019	The Manitowoc Company, Inc.
(Registrant)

/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer

/s/ Brian P. Regan
Brian P. Regan
Vice President and Corporate Controller