Form 10-Q
period 2019-06-30
MANITOWOC CO INC
filed 2019-08-09
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of June 30, 2019, the registrant had 35,347,546 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2019 and 2018

(Unaudited)

($ in millions, except per-share and average shares data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$504.7	$495.3	$922.7	$881.4
Cost of sales	409.5	404.8	747.3	722.5
Gross profit	95.2	90.5	175.4	158.9
Operating costs and expenses:
Engineering, selling and administrative expenses	50.5	62.1	109.9	122.5
Asset impairment expense	—	0.4	—	0.4
Amortization of intangible assets	0.1	0.1	0.2	0.2
Restructuring expense	2.7	3.8	7.2	10.0
Total operating costs and expenses	53.3	66.4	117.3	133.1
Operating income	41.9	24.1	58.1	25.8
Other income (expense):
Interest expense	(7.5)	(9.4)	(18.4)	(19.4)
Amortization of deferred financing fees	(0.4)	(0.4)	(0.8)	(0.9)
Loss on debt extinguishment	—	—	(25.0)	—
Other income (expense) - net	15.9	(5.6)	12.6	(2.9)
Total other income (expense)	8.0	(15.4)	(31.6)	(23.2)
Income from continuing operations before income taxes	49.9	8.7	26.5	2.6
Provision (benefit) for income taxes	3.9	(1.2)	7.2	2.7
Income (loss) from continuing operations	46.0	9.9	19.3	(0.1)
Discontinued operations:
Loss from discontinued operations, net of income taxes of $0.0, $0.0, $0.0 and $0.0, respectively	—	(0.2)	—	(0.2)
Net income (loss)	$46.0	$9.7	$19.3	$(0.3)

Per Share Data
Basic income (loss) per common share:
Income from continuing operations	$1.29	$0.28	$0.54	$—
Loss from discontinued operations, net of income taxes	—	(0.01)	—	(0.01)
Basic income (loss) per common share	$1.29	$0.27	$0.54	$(0.01)

Diluted income (loss) per common share:
Income from continuing operations	$1.29	$0.27	$0.54	$—
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Diluted income (loss) per common share	$1.29	$0.27	$0.54	$(0.01)

Weighted average shares outstanding - basic	35,595,718	35,530,356	35,619,145	35,449,298
Weighted average shares outstanding - diluted	35,725,908	36,064,108	35,799,089	35,449,298

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2019 and 2018

(Unaudited)

($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$46.0	$9.7	$19.3	$(0.3)
Other comprehensive income (loss), net of income tax
Unrealized income (expense) on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	0.6	(3.3)	0.7	(3.4)
Employee pension and postretirement benefits, net of income tax benefit (provision) of $0.0, $(0.1), $0.0 and $0.0, respectively	0.5	0.7	1.0	1.3
Foreign currency translation adjustments	1.2	(26.8)	(1.3)	(15.2)
Total other comprehensive income (loss), net of income tax	2.3	(29.4)	0.4	(17.3)
Comprehensive income (loss)	$48.3	$(19.7)	$19.7	$(17.6)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2019 and December 31, 2018

(Unaudited)

($ in millions, except share data)

	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$35.0	$140.3
Accounts receivable, less allowances of $10.1 and $10.3, respectively	265.1	171.8
Inventories — net	552.3	453.1
Notes receivable — net	17.9	19.4
Other current assets	37.2	58.3
Total current assets	907.5	842.9

Property, plant and equipment — net	283.5	288.9
Operating lease right-of-use assets	47.6	—
Goodwill	232.7	232.8
Other intangible assets — net	117.5	118.1
Other long-term assets	63.8	59.2
Total assets	$1,652.6	$1,541.9
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$421.9	$425.2
Short-term borrowings and current portion of long-term debt	8.7	6.4
Product warranties	42.4	39.1
Customer advances	10.6	9.6
Other liabilities	25.3	16.3
Total current liabilities	508.9	496.6
Non-Current Liabilities:
Long-term debt	309.6	266.7
Operating lease liabilities	37.0	—
Deferred income taxes	5.3	5.7
Pension obligations	82.9	85.7
Postretirement health and other benefit obligations	18.0	18.3
Long-term deferred revenue	28.5	25.2
Other non-current liabilities	42.7	42.4
Total non-current liabilities	524.0	444.0
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock (authorized 3,500,000 shares of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,347,546 and 35,588,833 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	588.8	584.8
Accumulated other comprehensive loss	(116.2)	(116.6)
Retained earnings	208.9	189.6
Treasury stock, at cost (5,446,437 and 5,205,150 shares, respectively)	(62.2)	(56.9)
Total stockholders' equity	619.7	601.3
Total liabilities and stockholders' equity	$1,652.6	$1,541.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

(Unaudited)

($ in millions)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$19.3	$(0.3)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Asset impairment expense	—	0.4
Depreciation	17.4	18.2
Amortization of intangible assets	0.2	0.2
Amortization of deferred financing fees	0.8	0.9
Loss on debt extinguishment	25.0	—
Gain on sale of property, plant and equipment	—	(2.2)
Other	6.0	0.7
Changes in operating assets and liabilities:
Accounts receivable	(222.6)	(273.9)
Inventories	(106.5)	(79.5)
Notes receivable	(2.3)	8.3
Other assets	26.1	0.3
Accounts payable	22.1	69.2
Accrued expenses and other liabilities	(20.9)	(10.6)
Net cash used for operating activities	(235.4)	(268.3)

Cash Flows from Investing Activities:
Capital expenditures	(9.7)	(15.2)
Proceeds from sale of fixed assets	4.8	8.4
Cash receipts on sold accounts receivable	126.3	238.0
Net cash provided by investing activities	121.4	231.2

Cash Flows from Financing Activities:
Proceeds from revolving credit facility	82.8	—
Payments on revolving credit facility	(82.8)	—
Payments on long-term debt	(276.6)	—
Proceeds from long-term debt	300.0	—
Other debt - net	1.9	(3.0)
Debt issuance costs	(8.2)	—
Exercises of stock options	0.1	2.0
Common stock repurchases	(7.4)	—
Net cash provided by (used for) financing activities	9.8	(1.0)

Effect of exchange rate changes on cash	(1.1)	(1.2)

Net decrease in cash and cash equivalents	(105.3)	(39.3)
Cash and cash equivalents at beginning of period	140.3	123.0
Cash and cash equivalents at end of period	$35.0	$83.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

As of June 30, 2019 and December 31, 2018

(Unaudited)

($ in millions, except share data)

	June 30, 2019	December 31, 2018
Common Stock - Shares Outstanding
Balance at beginning of period	35,588,833	35,273,864
Stock options exercised	34,979	95,019
Restricted stock, net	141,916	165,404
Performance shares issued	54,860	54,546
Common stock repurchases	(473,042)	—
Balance at end of period	35,347,546	35,588,833
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4
Balance at end of period	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$584.8	$577.6
Stock options exercised and issuance of other stock awards	(2.1)	(1.0)
Stock-based compensation	6.1	8.2
Balance at end of period	$588.8	$584.8
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(116.6)	$(97.4)
Other comprehensive income (loss)	0.4	(19.2)
Balance at end of period	$(116.2)	$(116.6)
Retained Earnings
Balance at beginning of period - As reported	$189.6	$256.7
Net income (loss)	19.3	(67.1)
Balance at end of period	$208.9	$189.6
Treasury Stock
Balance at beginning of period	$(56.9)	$(59.8)
Stock options exercised and issuance of other stock awards	2.1	2.9
Common stock repurchases	(7.4)	—
Balance at end of period	$(62.2)	$(56.9)
Total equity	$619.7	$601.3

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2019 and 2018

1.  Accounting Policies and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc,” “MTW” or the “Company”) was founded in 1902 and has over a 116-year tradition of providing high-quality, customer-focused products and support services to its markets.  Manitowoc is one of the world's leading providers of engineered lifting solutions. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, and supports comprehensive product lines of mobile telescopic cranes, tower cranes, lattice-boom crawler cranes, and boom trucks under the Grove, Manitowoc, National Crane, Potain, Shuttlelift and Manitowoc Crane Care brand names.

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018, the cash flows for the same six-month periods and the financial position and equity at June 30, 2019 and December 31, 2018, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2018. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

During the fourth quarter of 2018, the Company identified an adjustment to the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018. The adjustment related to the treatment of cash receipts on sold accounts receivable, whereby the Company had overstated cash flows provided by investing activities and understated cash flows used for operating activities by approximately $12.7 million. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections” and ASC Topic 250-10-S99-1, “Assessing Materiality.” The Company determined that this error was not material to the Company’s prior period consolidated financial statements and therefore, amending the previously filed report was not required, however this adjustment has been reflected in this filing.

Certain prior period amounts have been reclassified to conform to the current period presentation. All dollar amounts, except share amounts, are in millions of dollars throughout the tables in these notes unless otherwise indicated.

2. Revenues

The Company records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. The table below shows the change in the customer advances balance for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$13.3	$14.4	$9.6	$12.7
Cash received or due in advance of satisfying performance obligation	18.3	30.5	50.2	56.8
Revenue recognized	(21.1)	(28.8)	(49.4)	(53.6)
Currency translation	0.1	(0.8)	0.2	(0.6)
Balance at end of period	$10.6	$15.3	$10.6	$15.3

Disaggregation of the Company’s revenue sources are disclosed in Note 14, “Segments.”

3.  Inventories

The components of inventories as of June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019	December 31, 2018
Raw materials	$180.3	$159.2
Work-in-process	150.1	112.0
Finished goods	280.3	238.0
Total inventories	610.7	509.2
Excess and obsolete inventory reserve	(58.4)	(56.1)
Inventories — net	$552.3	$453.1

4.  Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other long-term assets on the Condensed Consolidated Balance Sheets. Current and long-term notes receivable balances primarily relate to the Company’s captive finance entity in China. The Company also has a long-term note receivable balance related to the 2014 sale of Manitowoc Dong Yue. As of June 30, 2019, the Company had current and long-term notes receivable in the amount of $17.9 million and $20.8 million, respectively. As of December 31, 2018, the Company had current and long-term notes receivable in the amount of $19.4 million and $17.0 million, respectively.

5.  Property, Plant and Equipment

The components of property, plant and equipment at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019	December 31, 2018
Land	$24.1	$24.1
Building and improvements	197.4	195.3
Machinery, equipment and tooling	269.0	269.4
Furniture and fixtures	16.9	16.4
Computer hardware and software	117.7	117.1
Rental cranes	81.7	84.0
Construction in progress	7.8	9.6
Total cost	714.6	715.9
Less accumulated depreciation	(431.1)	(427.0)
Property, plant and equipment — net	$283.5	$288.9

Assets Held for Sale

The Company has classified the Manitowoc, Wisconsin manufacturing buildings and land as held for sale on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018. The net book value of assets held for sale were $8.8 million and $12.9 million as of June 30, 2019 and December 31, 2018, respectively, and are included in other current assets on the Condensed Consolidated Balance Sheets. During the first quarter of 2019, a portion of the manufacturing site was sold which resulted in a decrease in assets held for sale.

6.  Goodwill and Other Intangible Assets

The Company performs an annual impairment review during the fourth quarter of every year, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no impairment indicators since the fourth quarter of 2018; therefore, no impairment review has occurred during the six months ended June 30, 2019.

The changes in the carrying amount of goodwill for the year ended December 31, 2018 and the six months ended June 30, 2019 are summarized as follows:

	Americas	EURAF	MEAP	Consolidated
Balance as of January 1, 2018	$166.5	$85.9	$68.9	$321.3
Foreign currency impact	—	(3.7)	(2.6)	(6.3)
Goodwill impairment - October 31, 2018	—	(82.2)	—	(82.2)
Balance as of December 31, 2018	166.5	—	66.3	232.8
Foreign currency impact	—	—	(0.1)	(0.1)
Balance as of June 30, 2019	$166.5	$—	$66.2	$232.7

Other intangible assets with definite lives are amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$96.2	$—	$96.2	$96.7	$—	$96.7
Customer relationships	10.2	(8.5)	1.7	10.1	(8.4)	1.7
Patents	29.7	(28.8)	0.9	29.8	(29.0)	0.8
Engineering drawings	10.5	(10.5)	—	10.5	(10.5)	—
Distribution network	18.9	(0.1)	18.8	19.0	(0.1)	18.9
Total	$165.5	$(48.0)	$117.5	$166.1	$(48.0)	$118.1

Amortization expense for the three months ended June 30, 2019 and 2018 was $0.1 million and $0.1 million, respectively. Amortization expense for the six months ended June 30, 2019 and 2018 was $0.2 million and $0.2 million, respectively.

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

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019	December 31, 2018
Trade accounts payable	$265.1	$249.2
Employee-related expenses	49.6	59.5
Accrued vacation	25.9	24.3
Miscellaneous accrued expenses	81.3	92.2
Total	$421.9	$425.2

8.  Debt

Outstanding debt at June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30, 2019	December 31, 2018
Senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2021	—	254.2
Senior secured second lien notes due 2026	300.0	—
Other	23.2	21.2
Deferred financing costs	(4.9)	(2.3)
Total debt	318.3	273.1
Short-term borrowings and current portion of long-term debt	(8.7)	(6.4)
Long-term debt	$309.6	$266.7

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

Additionally, on March 25, 2019, the Company and certain subsidiaries of the Company (the “Loan Parties”) entered into a credit agreement (the “ABL Credit Agreement”) with JP Morgan Chase Bank, N.A as administrative and collateral agent, and certain financial institutions party thereto as lenders, providing for a senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”) of up to $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority bases, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of 5 years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility.

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

During the six months ended June 30, 2019, the Company recorded a $25.0 million charge in the Condensed Consolidated Statement of Operations associated with the Company’s refinancing of the ABL Revolving Credit Facility and 2026 Notes. The charge is composed of $16.6 million of call premium on the Prior 2021 Notes, $5.3 million of unamortized discount on the Prior 2021 Notes and $3.1 million of unamortized debt issuance costs.

As of June 30, 2019, the Company had other indebtedness outstanding of $23.2 million that had a weighted-average interest rate of approximately 4.625%. This debt includes balances on local credit lines and other financing arrangements.

The Company had no borrowings on the ABL Revolving Credit Facility as of June 30, 2019 and no borrowings on the Prior ABL Facility as of December 31, 2018. During the quarter ended June 30, 2019, the highest daily borrowing under either the ABL Revolving Credit Facility or the Prior ABL Facility was $39.7 million and the average amount borrowed was $23.0 million, while the average annual interest rate was 3.982%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of June 30, 2019, the spreads for London Interbank Offered Rate and prime rate borrowings were 1.25% and 0.00%, respectively, with excess availability of approximately $271.0 million, which represents revolver borrowing capacity of $275.0 million less U.S. letters of credit outstanding of $4.0 million.

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

As of June 30, 2019, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes.

9.  Accounts Receivable Securitization and Other Factoring Arrangements

The Company had maintained a Receivables Purchase Agreement (“RPA”) among Manitowoc Funding, LLC (“MTW Funding”), as Seller, The Manitowoc Company, Inc., as Servicer, and Wells Fargo Bank, N.A., as Purchaser and as Agent, with a commitment size of $75.0 million. Under the RPA (and the related Purchase and Sale Agreements referenced in the RPA), the Company’s domestic trade accounts receivable were sold to MTW Funding which, in turn, sold, conveyed, transferred and assigned to a third-party financial institution (“Purchaser”), all of MTW Funding’s rights, title and interest in a pool of receivables to the Purchaser. Transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.” This program was terminated on March 25, 2019.

Trade accounts receivable sold to the Purchaser and being serviced by the Company totaled zero and $149.0 million for the three and six months ended June 30, 2019, respectively. Trade receivables sold to the Purchaser and being serviced by the Company totaled $223.4 million and $384.3 million for the three and six months ended June 30, 2018, respectively. Cash proceeds received from customers related to the receivables previously sold for the three and six months ended June 30, 2019 were zero and $182.8 million, respectively. Cash proceeds received from customers related to the receivables previously sold for the three and six months ended June 30, 2018 were $179.9 million and $343.0 million, respectively.

Sales of trade receivables under the program reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets were zero and $75.0 million as of June 30, 2019 and December 31, 2018, respectively. The proceeds received from the sale of trade receivables under the program were included in cash flows from operating activities; whereas cash collections related to the deferred purchase price were classified as cash flows from investing activities in the accompanying Condensed Consolidated Statements of Cash Flows. The Company deemed the interest rate risk related to the deferred purchase price notes to be de minimis, primarily because the average collection cycle of the related receivables is less than 60 days; and as such, the fair value of the Company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded as of June 30, 2019 and December 31, 2018 was zero and $71.5 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. For the six months ended June 30, 2019 and 2018 non-cash investing activities related to the increase in the deferred purchase price was zero and $263.8 million, respectively.

The Company has two non-U.S. accounts receivable financing programs. Under these financing programs, the Company sold €27.0 million of receivables and received €27.0 million of cash on the sold receivables for the three and six months ended June 30, 2019. The maximum availability under these programs is €45 million.

10.  Income Taxes

For the three months ended June 30, 2019 and 2018, the Company recorded income tax expense of $3.9 million and income tax benefit of $1.2 million, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded income tax expense of $7.2 million and $2.7 million, respectively. The increase in the Company’s tax expense for the six months ended June 30, 2019 relative to the prior year relates primarily to the discrete tax benefit of $4.8 million recorded during the prior year.

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

The Company’s unrecognized tax benefits, excluding interest and penalties, were $12.9 million and $12.8 million as of June 30, 2019 and December 31, 2018, respectively.

11.  Earnings Per Share

Basic income (loss) per common share is computed as net income (loss) divided by the basic weighted average common shares outstanding of 35.6 million shares for the three and six months ended June 30, 2019 and 35.5 million and 35.4 million shares for the three and six months ended June 30, 2018, respectively. The calculation of diluted income (loss) per common share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on income per common share during periods with net income, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments of approximately 1,515,430 and 188,885 common shares were excluded from the computation of diluted net income per common share for the three months ended June 30, 2019 and 2018, respectively. Anti-dilutive equity instruments of approximately 1,556,298 were excluded from the computation of diluted net income per common share for the six months ended June 30, 2019. Due to the net loss incurred during the six months ended June 30, 2018, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per common share calculation for those periods.

The following is a reconciliation of the average shares outstanding used to compute basic and diluted income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	35,595,718	35,530,356	35,619,145	35,449,298
Effect of dilutive securities	130,190	533,752	179,944	—
Diluted weighted average common shares outstanding	35,725,908	36,064,108	35,799,089	35,449,298

No cash dividends were paid during the three and six months ended June 30, 2019 and 2018.

12.  Stockholders’ Equity

Authorized capital consists of 75 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

As of June 30, 2019, the Company has authorization to purchase up to $30.0 million of the Company’s common stock at management’s discretion. During the three and six months ended June 30, 2019, the Company purchased $7.4 million of the Company’s common stock under this authorization.

A reconciliation for the changes in accumulated other comprehensive income (loss), net of tax, by component for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2018	$(0.3)	$(36.2)	$(80.1)	$(116.6)
Other comprehensive income (loss) before reclassifications	(0.7)	0.1	(2.5)	(3.1)
Amounts reclassified from accumulated other comprehensive loss	0.8	0.4	—	1.2
Net other comprehensive income (loss)	0.1	0.5	(2.5)	(1.9)
Balance at March 31, 2019	(0.2)	(35.7)	(82.6)	(118.5)
Other comprehensive income (loss) before reclassifications	(0.3)	0.1	1.2	1.0
Amounts reclassified from accumulated other comprehensive loss	0.9	0.4	—	1.3
Net other comprehensive income	0.6	0.5	1.2	2.3
Balance at June 30, 2019	$0.4	$(35.2)	$(81.4)	$(116.2)

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.1	$(45.1)	$(52.4)	$(97.4)
Other comprehensive income before reclassifications	—	0.1	11.4	11.5
Amounts reclassified from accumulated other comprehensive loss	—	0.6	—	0.6
Net other comprehensive income	—	0.7	11.4	12.1
Balance at March 31, 2018	0.1	(44.4)	(41.0)	(85.3)
Other comprehensive loss before reclassifications	(3.6)	(0.1)	(26.8)	(30.5)
Amounts reclassified from accumulated other comprehensive loss	0.3	0.8	—	1.1
Net other comprehensive income (loss)	(3.3)	0.7	(26.8)	(29.4)
Balance at June 30, 2018	$(3.2)	$(43.7)	$(67.8)	$(114.7)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018		Recognized Location
Losses on cash flow hedges
Foreign currency contracts	$(0.9)	$(0.3)	$(1.7)	$(0.3)		Cost of sales
Total before income taxes	(0.9)	(0.3)	(1.7)	(0.3)
Income tax benefit	—	—	—	—
Total, net of income taxes	$(0.9)	$(0.3)	$(1.7)	$(0.3)
Amortization of pension and postretirement items
Actuarial losses	$(1.1)	$(1.4)	$(2.2)	$(2.8)	(a)	Other income (expense) - net
Amortization of prior service cost	0.7	0.7	1.4	1.4	(a)	Other income (expense) - net
Total before income taxes	(0.4)	(0.7)	(0.8)	(1.4)
Income tax provision	—	(0.1)	—	—
Total, net of income taxes	$(0.4)	$(0.8)	$(0.8)	$(1.4)

Total reclassifications for the period, net of income taxes	$(1.3)	$(1.1)	$(2.5)	$(1.7)

(a)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 18, “Employee Benefit Plans,” for further details).

13.  Stock-Based Compensation

The Company’s 2013 Omnibus Incentive Plan (the “2013 Plan”) was approved by shareholders on May 7, 2013 and replaced several of the Company's incentive plans (collectively referred to as the “Prior Plans”). No new awards may be granted under the Prior Plans; however, outstanding awards under the Prior Plans will continue in force and effect pursuant to their terms. The 2013 Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock (“RSAs”), restricted stock units (“RSUs”) and performance shares or performance unit awards. The total number of shares of the Company’s common stock available for awards under the 2013 Plan is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of June 30, 2019 is 4,981,582 shares.

Stock-based compensation expense was $3.0 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively. Stock-based compensation expense was $6.1 million and $4.1 million for the six months ended June 30, 2019 and 2018, respectively. The Company recognizes stock-based compensation expense over the awards' vesting period.

No options to acquire shares of common stock were granted to employees during the three months ended June 30, 2019. Options to acquire 24,208 shares of common stock were granted to employees during the three months ended June 30, 2018. Options to acquire 210,243 and 187,484 shares of common stock were granted to employees during the six months ended June 30, 2019 and 2018, respectively. The options granted in 2019 and 2018 become exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date.

During the three months ended June 30, 2019 and 2018, 2,000 and 26,710 RSUs, respectively, were issued by the Company to employees. A total of 178,371 and 57,930 RSUs were issued by the Company to employees during the six months ended June 30, 2019 and 2018, respectively. The RSUs granted to employees in 2019 vest in three annual increments over a three-year period beginning on the first anniversary of the grant date. RSUs granted prior to 2019 vest on the third anniversary of the grant date.

No performance shares were issued during the three months ended June 30, 2019. During the three months ended June 30, 2018, 15,425 performance shares were issued. A total of 228,037 and 93,298 performance shares were issued during the six months ended June 30, 2019 and 2018, respectively. Performance shares are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance shares granted in 2019 and 2018 are based on 50% on total shareholder return relative to peers during the three-year performance period and 50% on Adjusted EBITDA percentage from continuing operations in 2021 and 2020, respectively. Depending on the foregoing factors, the number of shares earned could range from zero to two times the amount of performance shares outstanding.

The Company did not issue any equity grants to directors during the three months ended June 30, 2019 and 2018, respectively. A total of 50,673 and 22,936 equity grants were issued to directors during the six months ended June 30, 2019 and 2018, respectively. The 2019 and 2018 equity grants vested immediately upon the grant date.

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

The following table shows information by reportable segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Sales
Americas	$264.6	$227.3	$470.7	$390.2
EURAF	182.6	191.2	336.8	345.4
MEAP	57.5	76.8	115.2	145.8
Total	$504.7	$495.3	$922.7	$881.4
Segment Operating Income
Americas	$35.7	$14.7	$50.9	$17.4
EURAF	1.7	8.1	5.1	11.5
MEAP	5.1	10.7	12.4	18.6
Total	$42.5	$33.5	$68.4	$47.5
Depreciation
Americas	$3.5	$3.6	$7.1	$7.1
EURAF	3.7	3.8	7.4	7.6
MEAP	0.7	1.0	1.4	2.0
Corporate	0.7	0.7	1.5	1.5
Total	$8.6	$9.1	$17.4	$18.2
Capital Expenditures
Americas	$3.2	$2.6	$6.0	$4.9
EURAF	1.6	4.6	2.4	7.0
MEAP	0.5	0.5	1.3	1.7
Corporate	—	1.1	—	1.6
Total	$5.3	$8.8	$9.7	$15.2

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment operating income	$42.5	$33.5	$68.4	$47.5
Unallocated corporate expenses	(0.6)	(8.1)	(10.2)	(18.2)
Restructuring expense	—	(1.3)	(0.1)	(3.5)
Total operating income	$41.9	$24.1	$58.1	$25.8

Net sales by geographic area for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$233.0	$203.5	$417.7	$347.8
Europe	174.1	188.7	323.2	339.0
Other	97.6	103.1	181.8	194.6
Total	$504.7	$495.3	$922.7	$881.4

Net sales by product for the three and six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cranes	$418.0	$409.2	$751.5	$716.7
Aftermarket parts and other*	86.7	86.1	171.2	164.7
Total net sales	$504.7	$495.3	$922.7	$881.4

*Other revenue consists of revenue related to CraneCare services such as training and field service work.

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2019 and December 31, 2018, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2019
	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.5	$—	$0.5

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.1	$—	$0.1

Current Liabilities:
Foreign currency exchange contracts	$—	$1.8	$—	$1.8

The fair value of the Company's 2026 Notes was approximately $299.9 million as of June 30, 2019. The fair value of the Company’s Prior 2021 Notes was approximately $278.1 million as of December 31, 2018. See Note 8, “Debt,” for a description of the debt instruments and their related carrying values.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company estimates the fair value of its Prior 2021 Notes and 2026 Notes based on quoted market prices; because these markets are typically thinly traded, the liabilities are classified as Level 2 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the ABL Revolving Credit Facility, approximate fair value, without being discounted as of June 30, 2019 and December 31, 2018, due to the short-term nature of these instruments.

Assets held for sale, included in other assets in the Condensed Consolidated Balance Sheets, were carried at the lesser of the original cost or fair value, less the estimated costs to sell. The fair values were determined by the Company to be Level 3 under the fair value hierarchy and were estimated based on broker quotes and other information related to current marketplace conditions. See Note 5, “Property, Plant and Equipment,” for a description of the assets held for sale and their related net book values.

As a result of its global operating and financing activities, the Company is exposed to market risks from changes in interest rates, foreign currency exchange rates and commodity prices, which may adversely affect the Company’s operating results and financial position. When deemed appropriate, the Company attempts to minimize these risks through the use of derivative financial instruments. Derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes, and the Company does not use leveraged derivative financial instruments. Foreign currency exchange, commodity and interest rate contracts are valued through an independent valuation source that uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2. See Note 21, “Derivative Financial Instruments” for additional information.

16.  Commitments and Contingencies

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

Product liability reserves in the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 were $13.7 million and $16.3 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

On March 19, 2019, the Company agreed to settle a legal matter. During the three months ended June 30, 2019, the terms of the settlement were finalized resulting in a net $24.7 million gain. The Company recorded this settlement by recognizing income of $15.5 million in other income (expense) and a benefit of $9.2 million in engineering, selling and administrative expenses in the Condensed Consolidated Statements of Operations during the three months ended June 30, 2019.

17.  Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at the inception of the order to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with Topic 842 – “Leases,” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The deferred revenue included in other current and non-current liabilities as of June 30, 2019 and December 31, 2018 was $37.9 million and $34.4 million, respectively.  The total amount of buyback commitments given by the Company and outstanding as of June 30, 2019 and December 31, 2018 was $30.0 million and $30.9 million, respectively.  These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the units.  The buyback commitments expire at various times through 2025.

As of June 30, 2019 and December 31, 2018, the Company had reserved $40.3 million and $38.5 million, respectively, for warranty claims included in product warranties as well as other non-current liabilities in the Condensed Consolidated Balance Sheets. In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Below is a table summarizing the warranty activity for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$37.2	$35.2	$38.5	$35.2
Accruals for warranties issued during the period	10.0	12.4	16.5	12.4
Settlements made (in cash or in kind) during the period	(7.1)	(11.3)	(14.6)	(11.3)
Currency translation	0.2	(0.4)	(0.1)	(0.4)
Balance at end of period	$40.3	$35.9	$40.3	$35.9

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

The components of periodic benefit costs for the three and six months ended June 30, 2019 and June 30, 2018 are summarized as follows:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1	$—	$1.0	$0.2
Interest cost of projected benefit obligations	1.3	0.5	0.2	2.6	1.0	0.4
Expected return on plan assets	(1.1)	(0.3)	—	(2.2)	(0.6)	—
Amortization of prior service cost	—	—	(0.7)	—	—	(1.4)
Amortization of actuarial net loss	0.8	0.3	—	1.6	0.6	—
Net periodic benefit costs	$1.0	$1.0	$(0.4)	$2.0	$2.0	$(0.8)

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1	$—	$1.0	$0.2
Interest cost of projected benefit obligations	1.3	0.5	0.2	2.6	1.0	0.4
Expected return on plan assets	(1.5)	(0.4)	—	(3.0)	(0.8)	—
Amortization of prior service cost	—	—	(0.7)	—	—	(1.4)
Amortization of actuarial net loss	0.8	0.4	0.2	1.6	0.8	0.4
Net periodic benefit costs	$0.6	$1.0	$(0.2)	$1.2	$2.0	$(0.4)

The components of net periodic benefit cost other than the service cost component are included in the line item “other income (expense) - net” in the Condensed Consolidated Statement of Operations.

19.  Restructuring

During the three months ended June 30, 2019 and 2018, the Company incurred $2.7 million and $3.8 million of restructuring expense, respectively. During the six months ended June 30, 2019 and 2018, the Company incurred $7.2 million and $10.0 million of restructuring expense, respectively. The costs for the three months ended June 30, 2019 related primarily to costs associated with headcount reductions in India and Europe. Costs for the six months ended June 30, 2019 related primarily to headcount reductions in India, Europe and North America. Costs for the three and six months ended June 30, 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler crane production to Shady Grove, PA and costs associated with headcount reductions in Europe.

The following is a rollforward of the Company's restructuring accrual for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at beginning of period	$4.6	$5.4	3.1	$5.6
Restructuring expenses	2.7	3.8	7.2	10.0
Use of reserve	(4.2)	(4.7)	(7.2)	(10.7)
Reserve reclassification	—	—	—	(0.3)
Currency translation	—	(0.1)	—	(0.2)
Balance at end of period	$3.1	$4.4	$3.1	$4.4

20.  Leases

As of January 1, 2019, the Company adopted Topic 842 and elected to use the modified prospective approach, which does not require a retrospective restatement of prior years. The adoption of Topic 842 resulted in no cumulative catch-up to retained earnings. As part of the adoption, the Company applied the package of practical expedients which does not require the Company to reassess the lease classification for any expired or existing leases upon adoption of Topic 842.

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

The components of lease expense for the three and six months ended June 30, 2019 are summarized as follows:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$3.7	$7.6
Variable lease cost*	0.4	0.8
Total lease cost	$4.1	$8.4
*Includes short-term leases, which are immaterial.

Supplemental cash flow information related to leases for the six months ended June 30, 2019 are summarized as follows:

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13.9

Supplemental balance sheet information related to leases as of June 30, 2019 are summarized as follows:

Operating Leases	June 30, 2019
Operating lease right-of-use assets	$47.6
Other liabilities	$11.6
Operating lease liabilities	37.0
Total operating lease liabilities	$48.6

As of June 30, 2019, the Company’s operating leases have a weighted-average remaining lease term of 6.9 years and a weighted-average discount rate of 4.97%. Topic 842 requires a lessee to discount its unpaid lease obligations using the interest rate implicit in the lease, or if not readily determinable, the incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the implicit rate cannot be determined. The Company’s incremental borrowing rate for a lease is the rate of interest, from within the applicable location of the leased asset, it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms.

Maturities of operating lease liabilities as of June 30, 2019 are summarized as follows:

Year
2019	$6.6
2020	11.4
2021	9.7
2022	7.3
2023	4.5
Thereafter	16.1
Total lease payments	55.6
Less: imputed interest	(7.0)
Present value of lease liabilities	$48.6

21.  Derivative Financial Instruments

The Company’s risk management objective is to ensure that business exposures to risks are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures.  Operating decisions consider these associated risks and, whenever possible, transactions are structured to avoid or mitigate these risks.

From time to time, the Company enters into foreign currency exchange contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/ liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these foreign currency exchange contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value are reclassified into earnings as a component of cost of products sold, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of “Other income (expense), net” in the period in which the transaction is no longer considered probable of occurring. To the extent a previously designated hedging transaction is no longer an effective hedge, any ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

The Company had foreign currency exchange contracts with an aggregate notional amount of $99.4 million and $76.8 million outstanding as of June 30, 2019 and December 31, 2018, respectively with all of the $99.4 million scheduled to mature within one year. The aggregate notional amount of foreign currency exchange contracts hedges purchases denominated in Euros. As of June 30, 2019 and December 31, 2018, the fair value of these contracts were a current asset of $0.5 million and a net current liability of $1.7 million, respectively.  The unrealized gains (losses), net of taxes, recorded in accumulated other comprehensive income (loss) were $0.3 million and $(0.4) million as of June 30, 2019 and December 31, 2018, respectively.  We anticipate reclassifying the unrealized gains as of June 30, 2019 to cost of goods sold over the next 12 months.

The following table provides the amount of gain or losses recorded in the Condensed Consolidated Statement of Operations for foreign currency exchange contracts for the three and six months ended June 30, 2019 and 2018.

		Three Months Ended June 30,		Six Months Ended June 30,
	Recognized Location	2019	2018	2019	2018
Designated	Cost of goods sold	$0.7	$0.3	$1.5	$0.3
Non-Designated	Other income (expense), net	$(1.6)	$(0.1)	$(2.3)	$—

22.  Recent Accounting Changes and Pronouncements

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

In February 2018, the FASB issued ASU No. 2018-02 “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This new standard permits an entity to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income (loss) as a result of U.S. tax reform. The Company adopted this ASU as of January 1, 2019 and chose not to reclassify the stranded tax effects related to the U.S. tax reform change in the federal corporate tax rate from accumulated other comprehensive income (loss) to retained earnings. The Company has elected the portfolio approach to release stranded income tax effects in accumulated other comprehensive income (loss).

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The new guidance is applicable to financial assets measured at amortized cost, net investments in leases and certain off-balance sheet credit exposures. The standard is effective for annual periods beginning after December 15, 2019. The Company is evaluating the impact the adoption this ASU will have on its condensed consolidated financial statements.

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

Results of Operations

Performance during the Three Months Ended June 30, 2019 Compared with the Three Months Ended June 30, 2018

Net Sales, Orders and Backlog

Consolidated net sales for the three months ended June 30, 2019 increased 1.9% to $504.7 million from $495.3 million in the same period in 2018. This increase was attributable primarily to higher crane shipments in the Americas segment. Consolidated net sales were unfavorably impacted by $13.7 million from changes in foreign currency exchange rates.

Orders for the three months ended June 30, 2019 decreased 13.7% to $372.0 million from $430.8 million for the same period in 2018. The decrease was mainly due to a reduction in the Americas segment partially offset by higher orders in the EURAF segment. Orders were unfavorably impacted by $8.4 million due to changes in foreign currency exchange rates.

As of June 30, 2019, total backlog was $561.4 million, a 18.9% decrease from the June 30, 2018 backlog of $692.1 million. Backlog was unfavorably impacted by $5.4 million year over year due to changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended June 30, 2019 was $95.2 million, an increase of $4.7 million compared to $90.5 million for the three months ended June 30, 2018. This increase was mainly due to the increase in sales volume discussed above, favorable price realization and favorable mix. This was partially offset by $3.3 million of unfavorable changes in foreign currency exchange rates.

As a result of favorable price realization and favorable mix, gross profit percentage increased in the three months ended June 30, 2019 to 18.8% from 18.3% in the same period in 2018.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased 18.7% to $50.5 million for the three months ended June 30, 2019 compared to $62.1 million for the three months ended June 30, 2018.  This decrease was primarily due to the settlement of a legal matter which included a $9.2 million recovery of legal fees expensed in previous periods. Engineering, selling and administrative expenses were favorably impacted by $2.1 million from changes in foreign currency exchange rates.

Restructuring Expense

During the three months ended June 30, 2019 and 2018, the Company incurred $2.7 million and $3.8 million of restructuring expense, respectively. Restructuring expense for the three months ended June 30, 2019 related primarily to headcount reductions in India and Europe. Restructuring expense for the three months ended June 30, 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler crane production to Shady Grove, PA and costs associated with headcount reductions in Europe.

Other Income (Expense)- Net

Other income (expense) - net was $15.9 million in the second quarter of 2019 and $(5.6) million in the second quarter of 2018. This improvement was primarily due to a $15.5 million benefit from the settlement of a legal matter and $6.9 million of favorable foreign currency transaction gains (losses) compared to the second quarter of 2018.

Provision (Benefit) for Income Taxes

For the three months ended June 30, 2019 and 2018, the Company recorded income tax expense of $3.9 million and a tax benefit of $1.2 million, respectively. The increase in the Company’s tax expense for the three months ended June 30, 2019 relative to the prior year relates primarily to the discrete tax benefit of $4.8 million recorded during the three months ended June 30, 2018.

Performance during the Six Months Ended June 30, 2019 Compared with the Six Months Ended June 30, 2018

Net Sales

Consolidated net sales for the six months ended June 30, 2019 increased 4.7% to $922.7 million from $881.4 million for the same period in 2018. This increase was attributable to higher crane shipments in the Americas and EURAF segments. Consolidated net sales were unfavorably impacted by $30.0 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the six months ended June 30, 2019 was $175.4 million, an increase of $16.5 million compared to $158.9 million for the same period in 2018. This increase was mainly due to the increase in sales volume discussed above, improved aftermarket margins, favorable price realization and favorable mix. This was unfavorably impacted by $7.3 million from changes in foreign currency exchange rates.

As a result of favorable price realization and favorable mix, gross profit percentage increased in the six months ended June 30, 2019 to 19.0% from 18.0% in the same period in 2018.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased 10.3% to $109.9 million for the six months ended June 30, 2019  compared to $122.5 million for the same period in 2018. This decrease was primarily due to the settlement of a legal matter which included a $8.9 million recovery of legal fees expensed in previous periods. Engineering, selling and administrative expenses were favorably impacted by $4.6 million from changes in foreign currency exchange rates.

Restructuring Expense

During the six months ended June 30, 2019 and 2018, the Company incurred $7.2 million and $10.0 million of restructuring expense, respectively. Restructuring expense for the six months ended June 30, 2019 related primarily to headcount reductions in India, Europe and North America. Restructuring expense for the six months ended June 30, 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler crane production to Shady Grove, PA and costs associated with headcount reductions in Europe.

Loss on Debt Extinguishment

During the six months ended June 30, 2019, the Company recorded a $25.0 million charge associated with the Company’s refinancing of the ABL Revolving Credit Facility and 2026 Notes. The charge is composed of $16.6 million of call premium on the Prior 2021 Notes, $5.3 million of unamortized discount on the Prior 2021 Notes and $3.1 million of unamortized debt issuance costs.

Refer to Note 8, “Debt” for additional information.

Other Income (Expense)- Net

Other income (expense) - net was $12.6 million in the six months ended June 30, 2019 and $(2.9) million for the same period in 2018. This improvement was primarily due to a $15.5 million benefit related to a settlement of a legal matter and $2.2 million of favorable foreign currency transaction gains (losses) compared to the second quarter of 2018. This was partially offset by $2.2 million of gains on the disposals of property, plant and equipment recorded in 2018.

Provision (Benefit) for Income Taxes

For the six months ended June 30, 2019 and 2018, the Company recorded income tax expense of $7.2 million and $2.7 million, respectively. The increase in the Company’s tax expense for the six months ended June 30, 2019 compared to the prior year primarily relates to the $4.8 million discrete tax benefit recorded during the three months ended June 30, 2018.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 14, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Dollar Change	Percentage Change	2019	2018	Dollar Change	Percentage Change
Net Sales
Americas	$264.6	$227.3	$37.3	16.4%	$470.7	$390.2	$80.5	20.6%
EURAF	182.6	191.2	(8.6)	(4.5)%	336.8	345.4	(8.6)	(2.5)%
MEAP	57.5	76.8	(19.3)	(25.1)%	115.2	145.8	(30.6)	(21.0)%

Segment Operating Income
Americas	$35.7	$14.7	$21.0	142.9%	$50.9	$17.4	$33.5	(192.5)%
EURAF	1.7	8.1	(6.4)	(79.0)%	5.1	11.5	(6.4)	(55.7)%
MEAP	5.1	10.7	(5.6)	(52.3)%	12.4	18.6	(6.2)	(33.3)%

Americas

Americas net sales increased 16.4% for the three months ended June 30, 2019 to $264.6 million from $227.3 million for the three months ended June 30, 2018. The increase was primarily due to shipments of cranes for the commercial construction and energy end markets.

Americas operating income increased $21.0 million for the three months ended June 30, 2019 to $35.7 million from $14.7 million for the three months ended June 30, 2018. The increase was primarily due to increased volume on crane shipments, improved aftermarket margins, favorable mix and price realization.

Americas net sales increased 20.6% for the six months ended June 30, 2019 to $470.7 million from $390.2 million for the six months ended June 30, 2018. The increase was primarily due to shipments of cranes for the commercial construction and energy end markets.

Americas operating income increased $33.5 million for the six months ended June 30, 2019 to $50.9 million from $17.4 million for the six months ended June 30, 2018. The increase was primarily due to increased volume on crane shipments, improved aftermarket margins, favorable mix and price realization.

EURAF

EURAF net sales decreased 4.5% for the three months ended June 30, 2019 to $182.6 million from $191.2 million for the three months ended June 30, 2018. The decrease was primarily due to $10.9 million from unfavorable changes in foreign currency exchange rates.

EURAF operating income decreased $6.4 million for the three months ended June 30, 2019 to $1.7 million from $8.1 million for the three months ended June 30, 2018. The decrease was primarily due to lower net sales discussed above, partially offset by lower engineering, selling and administrative expenses. EURAF operating income was also unfavorably impacted by approximately $1.0 million from changes in foreign currency exchange rates.

EURAF net sales decreased 2.5% for the six months ended June 30, 2019 to $336.8 million from $345.4 million for the six months ended June 30, 2018. The decrease was primarily due to $24.0 million of unfavorable changes in foreign currency exchange rates. This was partially offset by higher crane shipments to the commercial construction end market.

EURAF operating income decreased $6.4 million for the six months ended June 30, 2019 to $5.1 million from $11.5 million for the six months ended June 30, 2018. The decrease was primarily due to lower net sales discussed above and higher restructuring expenses. EURAF operating income was also unfavorably impacted by approximately $2.3 million from changes in foreign currency exchange rates.

MEAP

MEAP net sales decreased 25.1% for the three months ended June 30, 2019 to $57.5 million from $76.8 million for the three months ended June 30, 2018. The decrease was primarily due to lower shipments of cranes for the oil and gas end market. MEAP net sales were also unfavorably impacted by approximately $2.8 million from changes in foreign currency exchange rates.

MEAP operating income decreased $5.6 million for the three months ended June 30, 2019 to $5.1 million from $10.7 million for the three months ended June 30, 2018. The decrease was primarily due to lower net sales as discussed above and higher restructuring expenses. This was partially offset by lower engineering, selling and administrative expenses.

MEAP net sales decreased 21.0% for the six months ended June 30, 2019 to $115.2 million from $145.8 million for the six months ended June 30, 2018. The decrease was primarily due to lower shipments of cranes for the oil and gas end market. MEAP net sales were also unfavorably impacted by approximately $6.0 million from changes in foreign currency exchange rates.

MEAP operating income decreased $6.2 million for the six months ended June 30, 2019 to $12.4 million from $18.6 million for the six months ended June 30, 2018. The decrease was primarily due to lower net sales as discussed above and higher restructuring expenses. This was partially offset by lower engineering, selling and administrative expenses.

Financial Condition

For the Six Months Ending June 30, 2019

Cash and cash equivalents totaled $35.0 million as of June 30, 2019, a decrease of $105.3 million from $140.3 million as of December 31, 2018. The decrease for the six months ended June 30, 2019 was primarily due to the termination of the accounts receivable securitization program, investments in working capital and property, plant and equipment, payment of debt issuance costs and repurchases of the Company’s common stock. This was partially offset by cash received from the settlement of a legal matter and proceeds from the sale of property, plant and equipment.

Cash flows used for operating activities for the first six months of 2019 were $235.4 million and were primarily driven by trade receivables sold to the Company’s prior securitization program resulting in $126.3 million of cash flows being reported in cash provided by investing activities, $75.0 million of purchases of accounts receivable previously sold to the prior accounts receivable securitization program, increased inventory since December 31, 2018 and payments of incentive compensation earned in the prior year. This was partially offset by $36.5 million of cash received from the settlement of a legal matter.

Cash flows provided by investing activities were $121.4 million for the first six months of 2019 and consisted of $126.3 million of cash collections on accounts receivable sold to the prior accounts receivable securitization program and proceeds from sales of property, plant and equipment of $4.8 million. This was partially offset by capital expenditures of $9.7 million.

Cash flows provided by financing activities were $9.8 million for the first six months of 2019 and consisted of $300.0 million of proceeds from long-term debt and $82.8 million of proceeds from the ABL Revolving Credit Facility. This was partially offset by payments of $276.6 million to terminate the Prior 2021 Notes, $82.8 million of payments on the ABL Revolving Credit Facility, $8.2 million of debt issuance costs on the ABL Revolving Credit Facility and 2026 Notes and $7.4 million from the repurchase of common stock.

For the Six Months Ending June 30, 2018

Cash and cash equivalents totaled $83.7 million as of June 30, 2018, a decrease of $39.3 million from $123.0 million as of December 31, 2017.  The decrease for the six months ended June 30, 2018 was primarily due to investments in working capital and property, plant and equipment and semi-annual interest paid on the 2021 Notes. This was partially offset by proceeds from the sale of property, plant and equipment.

Cash flows used for operating activities for the first six months of 2018 were $268.3 million and were primarily driven by trade receivables sold to the Company’s prior securitization program resulting in $238.0 million of cash flows being reported in cash provided by investing activities, increased receivables and inventories since December 31, 2017 and payments of incentive compensation earned in the prior year. This is consistent with historical seasonal working capital needs, as the Company builds inventory in anticipation of the summer construction season in the northern hemisphere.

Cash flows provided by investing activities were $231.2 million for the first six months of 2018 and consisted of $238.0 million of cash collections on accounts receivable sold to the Company’s securitization program and proceeds from sales of property, plant and equipment of $8.4 million, which was primarily related to the sale of the corporate headquarters in

Manitowoc, Wisconsin during the first quarter of 2018. This was partially offset by capital expenditures of $15.2 million, with the majority related to equipment purchases in North America and Europe.

Cash flows used for financing activities were $1.0 million for the first six months of 2018 and consisted of $3.0 million of payments on long-term debt partially offset by $2.0 million of cash from exercises of stock options.

Liquidity and Capital Resources

Outstanding debt as of June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30, 2019	December 31, 2018
Senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2021	—	254.2
Senior secured second lien notes due 2026	300.0	—
Other debt	23.2	21.2
Deferred financing costs	(4.9)	(2.3)
Total debt	318.3	273.1
Short-term borrowings and current portion of long-term debt	(8.7)	(6.4)
Long-term debt	$309.6	$266.7

See additional discussion of the credit facilities and Senior Notes in Note 8, “Debt,” of the Condensed Consolidated Financial Statements.

The Company’s liquidity position at June 30, 2019 and December 31, 2018 is summarized as follows:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$35.0	$140.3
Revolver borrowing capacity	275.0	107.8
Other debt availability	38.7	38.9
Less: Borrowings on revolver	—	—
Less: Borrowings on other debt	(4.5)	—
Less: Outstanding letters of credit	(4.0)	(11.3)
Total liquidity	$340.2	$275.7

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

The reconciliation of GAAP net income to EBITDA, and further to Adjusted EBITDA and to Adjusted operating income for the three and six months ended June 30, 2019 and 2018 is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income (loss)	$46.0	$9.7	$19.3	$(0.3)
Loss from discontinued operations, net of income taxes	—	0.2	—	0.2
Interest expense and amortization of deferred financing fees	7.9	9.8	19.2	20.3
Provision (benefit) for income taxes	3.9	(1.2)	7.2	2.7
Depreciation expense	8.6	9.1	17.4	18.2
Amortization of intangible assets	0.1	0.1	0.2	0.2
EBITDA	66.5	27.7	63.3	41.3
Restructuring expense	2.7	3.8	7.2	10.0
Asset impairment expense	—	0.4	—	0.4
Loss on debt extinguishment	—	—	25.0	—
Other (income) expense - net (1)	(15.9)	5.6	(12.6)	2.9
Adjusted EBITDA	53.3	37.5	82.9	54.6
Depreciation expense	(8.6)	(9.1)	(17.4)	(18.2)
Adjusted operating income	44.7	28.4	65.5	36.4
Restructuring expense	(2.7)	(3.8)	(7.2)	(10.0)
Amortization of intangible assets	(0.1)	(0.1)	(0.2)	(0.2)
Asset impairment expense	—	(0.4)	—	(0.4)
GAAP operating income	$41.9	$24.1	$58.1	$25.8

(1)	Other (income) expense - net includes the settlement of a legal matter, foreign currency translation adjustments, other components of net periodic pension costs and other miscellaneous items.

The Company uses adjusted operating cash flows and adjusted free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. Adjusted operating cash flows is defined as cash flows provided by (used for) operating activities plus cash receipts on sold accounts receivable and other one-time items. Adjusted free cash flows is defined as adjusted operating cash flows less capital expenditures. Adjusted operating cash flows and adjusted free cash flows for the six months ended June 30, 2019 and 2018 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net cash provided by (used for) operating activities:	$31.9	$(99.9)	$(235.4)	$(268.3)
Cash receipts on sold accounts receivable	—	94.0	126.3	238.0
Net payments (borrowings) on accounts receivable securitization program	—	0.4	75.0	(16.4)
Adjusted operating cash flows:	31.9	(5.5)	(34.1)	(46.7)
Capital expenditures	(5.3)	(8.8)	(9.7)	(15.2)
Adjusted free cash flows:	$26.6	$(14.3)	$(43.8)	$(61.9)

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

101.1 101.2 101.3 101.4 101.5 101.6

XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Labels Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

		X X X X X X	(1) (1) (1) (1) (1) (1)

(1)	Filed Herewith
(2)	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2019	The Manitowoc Company, Inc.
(Registrant)

/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer

/s/ Brian P. Regan
Brian P. Regan
Vice President and Corporate Controller