Form 10-Q
period 2019-09-30
MANITOWOC CO INC
filed 2019-11-08
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of September 30, 2019, the registrant had 35,349,046 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

($ in millions, except per-share and average shares data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$448.0	$450.1	$1,370.7	$1,331.5
Cost of sales	359.6	370.1	1,106.9	1,092.6
Gross profit	88.4	80.0	263.8	238.9
Operating costs and expenses:
Engineering, selling and administrative expenses	54.8	62.1	164.7	184.6
Asset impairment expense	—	—	—	0.4
Amortization of intangible assets	—	—	0.2	0.2
Restructuring expense	1.1	1.0	8.3	11.0
Total operating costs and expenses	55.9	63.1	173.2	196.2
Operating income	32.5	16.9	90.6	42.7
Other income (expense):
Interest expense	(7.2)	(9.9)	(25.6)	(29.3)
Amortization of deferred financing fees	(0.4)	(0.5)	(1.2)	(1.4)
Loss on debt extinguishment	—	—	(25.0)	—
Other income (expense) - net	(3.7)	(5.7)	8.8	(8.6)
Total other expense	(11.3)	(16.1)	(43.0)	(39.3)
Income from continuing operations before income taxes	21.2	0.8	47.6	3.4
Provision (benefit) for income taxes	3.1	(10.7)	10.3	(8.0)
Income from continuing operations	18.1	11.5	37.3	11.4
Discontinued operations:
Loss from discontinued operations, net of income taxes of $0.0, $0.0, $0.0 and $0.0, respectively	—	—	—	(0.2)
Net income	$18.1	$11.5	$37.3	$11.2

Per Share Data
Basic income (loss) per common share:
Income from continuing operations	$0.51	$0.32	$1.05	$0.33
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Basic income per common share	$0.51	$0.32	$1.05	$0.32

Diluted income (loss) per common share:
Income from continuing operations	$0.51	$0.32	$1.05	$0.32
Loss from discontinued operations, net of income taxes	—	—	—	(0.01)
Diluted income per common share	$0.51	$0.32	$1.05	$0.31

Weighted average shares outstanding - basic	35,348,597	35,564,946	35,527,971	35,488,271
Weighted average shares outstanding - diluted	35,458,956	35,928,327	35,686,831	35,935,093

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2019 and 2018

(Unaudited)

($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$18.1	$11.5	$37.3	$11.2
Other comprehensive income (loss), net of income tax
Unrealized income (expense) on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(1.3)	1.3	(0.6)	(2.0)
Employee pension and postretirement benefits, net of income tax benefit of $0.0, $0.8, $0.0 and $0.8, respectively	0.4	4.2	1.4	5.6
Foreign currency translation adjustments	(13.9)	(7.1)	(15.2)	(22.5)
Total other comprehensive loss, net of income tax	(14.8)	(1.6)	(14.4)	(18.9)
Comprehensive income (loss)	$3.3	$9.9	$22.9	$(7.7)

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2019 and December 31, 2018

(Unaudited)

($ in millions, except share data)

	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$67.5	$140.3
Accounts receivable, less allowances of $9.8 and $10.3, respectively	225.3	171.8
Inventories — net	521.9	453.1
Notes receivable — net	16.6	19.4
Other current assets	32.7	58.3
Total current assets	864.0	842.9

Property, plant and equipment — net	278.9	288.9
Operating lease right-of-use assets	42.5	—
Goodwill	231.5	232.8
Other intangible assets — net	114.6	118.1
Other long-term assets	59.2	59.2
Total assets	$1,590.7	$1,541.9
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$372.5	$425.2
Short-term borrowings and current portion of long-term debt	4.3	6.4
Product warranties	41.4	39.1
Customer advances	9.7	9.6
Other liabilities	24.1	16.3
Total current liabilities	452.0	496.6
Non-Current Liabilities:
Long-term debt	309.1	266.7
Operating lease liabilities	32.5	—
Deferred income taxes	2.0	5.7
Pension obligations	80.3	85.7
Postretirement health and other benefit obligations	17.8	18.3
Long-term deferred revenue	29.9	25.2
Other non-current liabilities	42.0	42.4
Total non-current liabilities	513.6	444.0
Commitments and contingencies (Note 16)
Stockholders' Equity:
Preferred stock (authorized 3,500,000 shares of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,349,046 and 35,588,833 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	591.0	584.8
Accumulated other comprehensive loss	(131.0)	(116.6)
Retained earnings	226.9	189.6
Treasury stock, at cost (5,444,937 and 5,205,150 shares, respectively)	(62.2)	(56.9)
Total stockholders' equity	625.1	601.3
Total liabilities and stockholders' equity	$1,590.7	$1,541.9

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2019 and 2018

(Unaudited)

($ in millions)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$37.3	$11.2
Adjustments to reconcile net income to cash used for operating activities:
Asset impairment expense	—	0.4
Depreciation	26.3	27.2
Amortization of intangible assets	0.2	0.2
Amortization of deferred financing fees	1.2	1.4
Loss on debt extinguishment	25.0	—
Gain on sale of property, plant and equipment	(3.5)	(1.7)
Other	8.7	7.6
Changes in operating assets and liabilities:
Accounts receivable	(184.2)	(386.3)
Inventories	(87.4)	(106.3)
Notes receivable	(0.5)	18.0
Other assets	14.8	6.1
Accounts payable	(37.4)	44.8
Accrued expenses and other liabilities	1.6	(43.1)
Net cash used for operating activities	(197.9)	(420.5)

Cash Flows from Investing Activities:
Capital expenditures	(22.4)	(21.4)
Proceeds from sale of fixed assets	17.2	12.2
Cash receipts on sold accounts receivable	126.3	401.3
Net cash provided by investing activities	121.1	392.1

Cash Flows from Financing Activities:
Proceeds from revolving credit facility	131.4	—
Payments on revolving credit facility	(131.4)	—
Payments on long-term debt	(276.6)	(4.6)
Proceeds from long-term debt	300.0	—
Other debt - net	(2.8)	—
Debt issuance costs	(8.3)	—
Exercises of stock options	0.2	2.5
Common stock repurchases	(7.4)	—
Net cash provided by (used for) financing activities	5.1	(2.1)

Effect of exchange rate changes on cash and cash equivalents	(1.1)	(1.9)

Net decrease in cash and cash equivalents	(72.8)	(32.4)
Cash and cash equivalents at beginning of period	140.3	123.0
Cash and cash equivalents at end of period	$67.5	$90.6

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

As of September 30, 2019 and December 31, 2018

(Unaudited)

($ in millions, except share data)

	September 30, 2019	December 31, 2018
Common Stock - Shares Outstanding
Balance at beginning of period	35,588,833	35,273,864
Stock options exercised	36,479	95,019
Restricted stock, net	141,916	165,404
Performance shares issued	54,860	54,546
Common stock repurchases	(473,042)	—
Balance at end of period	35,349,046	35,588,833
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4
Balance at end of period	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$584.8	$577.6
Stock options exercised and issuance of other stock awards	(2.1)	(1.0)
Stock-based compensation	8.3	8.2
Balance at end of period	$591.0	$584.8
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(116.6)	$(97.4)
Other comprehensive loss	(14.4)	(19.2)
Balance at end of period	$(131.0)	$(116.6)
Retained Earnings
Balance at beginning of period	$189.6	$256.7
Net income (loss)	37.3	(67.1)
Balance at end of period	$226.9	$189.6
Treasury Stock
Balance at beginning of period	$(56.9)	$(59.8)
Stock options exercised and issuance of other stock awards	2.1	2.9
Common stock repurchases	(7.4)	—
Balance at end of period	$(62.2)	$(56.9)
Total equity	$625.1	$601.3

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2019 and 2018

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018, the cash flows for the same nine-month periods and the financial position and equity at September 30, 2019 and December 31, 2018, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2018. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

During the fourth quarter of 2018, the Company identified an adjustment to the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018. The adjustment related to the treatment of cash receipts on sold accounts receivable, whereby the Company had overstated cash flows provided by investing activities and overstated cash flows used for operating activities by approximately $20.6 million. This adjustment has been reflected in the prior period Condensed Consolidated Statement of Cash Flows in this filing. For the three and nine months ended September 30, 2019, the Company recorded a favorable pre-tax adjustment due to an over-accrual related to prior years of $2.0 million, $1.3 million after income tax, primarily impacting cost of sales in the Condensed Consolidated Statement of Operations. In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in Accounting Standards Codification (“ASC”) Topic 250, “Accounting Changes and Error Corrections” and ASC Topic 250-10-S99-1, “Assessing Materiality.” The Company determined that these adjustments were not material to the Company’s prior period consolidated financial statements and therefore, amending the previously filed report was not required.

Certain prior period amounts have been reclassified to conform to the current period presentation. All amounts, except per share and share amounts, are in millions of dollars throughout the tables in these notes unless otherwise indicated.

2. Revenues

The Company records deferred revenues when cash payments are received or due in advance of performance, including amounts which are refundable. The table below shows the change in the customer advances balance for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$10.6	$15.3	$9.6	$12.7
Cash received or due in advance of satisfying performance obligation	25.4	14.9	75.6	71.7
Revenue recognized	(26.1)	(18.1)	(75.5)	(71.7)
Currency translation	(0.2)	(0.3)	—	(0.9)
Balance at end of period	$9.7	$11.8	$9.7	$11.8

Disaggregation of the Company’s revenue sources are disclosed in Note 14, “Segments.”

3.  Inventories

The components of inventories as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
Raw materials	$176.2	$159.2
Work-in-process	141.2	112.0
Finished goods	262.1	238.0
Total inventories	579.5	509.2
Excess and obsolete inventory reserve	(57.6)	(56.1)
Inventories — net	$521.9	$453.1

4.  Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other long-term assets on the Condensed Consolidated Balance Sheets. Current and long-term notes receivable balances primarily relate to the Company’s captive finance entity in China. The Company also has a long-term note receivable balance related to the 2014 sale of Manitowoc Dong Yue. During the third quarter of 2018, the Company wrote down the note with Manitowoc Dong Yue to the anticipated collection amount based on current expectations. The entire balance of the Manitowoc Dong Yue note is included in long-term notes receivable in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018. As of September 30, 2019, the Company had current and long-term notes receivable in the amount of $16.6 million and $20.6 million, respectively. As of December 31, 2018, the Company had current and long-term notes receivable in the amount of $19.4 million and $17.0 million, respectively.

5.  Property, Plant and Equipment

The components of property, plant and equipment at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
Land	$23.5	$24.1
Building and improvements	192.9	195.3
Machinery, equipment and tooling	267.0	269.4
Furniture and fixtures	16.5	16.4
Computer hardware and software	119.0	117.1
Rental cranes	77.4	84.0
Construction in progress	7.0	9.6
Total cost	703.3	715.9
Less accumulated depreciation	(424.4)	(427.0)
Property, plant and equipment — net	$278.9	$288.9

Property, plant and equipment are depreciated over the asset’s estimated useful lives using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Assets Held for Sale

The Company had classified $12.9 million as assets held for sale within other current assets on the Condensed Consolidated Balance Sheets as of December 31, 2018 related to the Manitowoc, Wisconsin manufacturing buildings and land. In 2019, the Company sold the manufacturing buildings and land previously classified as assets held for sale, which resulted in a $3.5 million gain recorded within other income (expense) – net on the Condensed Consolidated Statements of Operations in the three and nine months ended September 30, 2019.

6.  Goodwill and Other Intangible Assets

The Company performs an annual impairment review of goodwill and indefinitely lived intangibles during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no impairment indicators since the fourth quarter of 2018; therefore, no impairment review has occurred during the nine months ended September 30, 2019.

The changes in the carrying amount of goodwill for the year ended December 31, 2018 and the nine months ended September 30, 2019 are summarized as follows:

	Americas	EURAF	MEAP	Consolidated
Balance as of January 1, 2018	$166.5	$85.9	$68.9	$321.3
Foreign currency impact	—	(3.7)	(2.6)	(6.3)
Goodwill impairment - October 31, 2018	—	(82.2)	—	(82.2)
Balance as of December 31, 2018	166.5	—	66.3	232.8
Foreign currency impact	—	—	(1.3)	(1.3)
Balance as of September 30, 2019	$166.5	$—	$65.0	$231.5

Other intangible assets with definite lives are amortized over their estimated useful lives.

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$93.9	$—	$93.9	$96.7	$—	$96.7
Customer relationships	10.1	(8.4)	1.7	10.1	(8.4)	1.7
Patents	29.0	(28.2)	0.8	29.8	(29.0)	0.8
Distribution network	18.3	—	18.3	18.9	—	18.9
Total	$161.5	$(46.9)	$114.6	$166.0	$(47.9)	$118.1

Amortization expense for the three months ended September 30, 2019 and 2018 was zero. Amortization expense for the nine months ended September 30, 2019 and 2018 was $0.2 million.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

7.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019	December 31, 2018
Trade accounts payable	$202.4	$249.2
Employee-related expenses	53.9	59.5
Accrued vacation	20.9	24.3
Miscellaneous accrued expenses	95.3	92.2
Total	$372.5	$425.2

8.  Debt

Outstanding debt at September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30, 2019	December 31, 2018
Senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2021	—	254.2
Senior secured second lien notes due 2026	300.0	—
Other	18.1	21.2
Deferred financing costs	(4.7)	(2.3)
Total debt	313.4	273.1
Short-term borrowings and current portion of long-term debt	(4.3)	(6.4)
Long-term debt	$309.1	$266.7

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

During the nine months ended September 30, 2019, the Company recorded a $25.0 million charge in the Condensed Consolidated Statement of Operations associated with the Company’s refinancing of the ABL Revolving Credit Facility and 2026 Notes. The charge is composed of $16.6 million of call premium on the Prior 2021 Notes, $5.3 million of unamortized discount on the Prior 2021 Notes and $3.1 million of unamortized debt issuance costs.

As of September 30, 2019, the Company had other indebtedness outstanding of $18.1 million that had a weighted-average interest rate of approximately 5.17%. This debt includes balances on local credit lines and other financing arrangements.

The Company had no borrowings on the ABL Revolving Credit Facility as of September 30, 2019 and no borrowings on the Prior ABL Facility as of December 31, 2018. During the quarter ended September 30, 2019, the highest daily borrowing under the ABL Revolving Credit Facility was $27.5 million and the average amount borrowed was $9.5 million, while the average annual interest rate was 4.52%. The interest rate spread of the ABL Revolving Credit Facility fluctuates based on excess availability. As of September 30, 2019, the spreads for London Interbank Offered Rate and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $249.8 million, which represents revolver borrowing capacity of $253.8 million less U.S. letters of credit outstanding of $4.0 million.

Both the ABL Revolving Credit Facility and the 2026 Notes include customary covenants which include, without limitation, restrictions on the Company’s ability and the ability of the Company’s restricted subsidiaries to incur, assume or guarantee additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates and designate the Company’s subsidiaries as unrestricted. Both the ABL Revolving Credit Facility and the 2026 Notes also include customary events of default.

Additionally, the ABL Revolving Credit Facility contains a covenant requiring the Company to maintain a minimum fixed charge coverage ratio under certain circumstances set forth in the ABL Credit Agreement.

As of September 30, 2019, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes.

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

Trade accounts receivable sold to the Purchaser and being serviced by the Company totaled zero and $149.0 million for the three and nine months ended September 30, 2019, respectively. Trade receivables sold to the Purchaser and being serviced by the Company totaled $219.2 million and $603.5 million for the three and nine months ended September 30, 2018, respectively. Cash proceeds received from customers related to the receivables previously sold for the three and nine months ended September 30, 2019 were zero and $182.8 million, respectively. Cash proceeds received from customers related to the receivables previously sold for the three and nine months ended September 30, 2018 were $231.0 million and $573.9 million, respectively.

Sales of trade receivables under the program reflected as a reduction of accounts receivable in the accompanying Condensed Consolidated Balance Sheets were zero and $75.0 million as of September 30, 2019 and December 31, 2018, respectively. The proceeds received from the sale of trade receivables under the program were included in cash flows from operating activities; whereas cash collections related to the deferred purchase price were classified as cash flows from investing activities in the accompanying Condensed Consolidated Statements of Cash Flows. The Company deemed the interest rate risk related to the deferred purchase price notes to be de minimis, primarily because the average collection cycle of the related receivables is less than 60 days; and as such, the fair value of the Company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded as of September 30, 2019 and December 31, 2018 was zero and $71.5 million, respectively, and is included in accounts receivable in the accompanying Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2019 and 2018 non-cash investing activities related to the increase in the deferred purchase price was zero and $413.0 million, respectively.

The Company has two non-U.S. accounts receivable financing programs. Under these financing programs, the Company sold receivables and received cash of €26.5million for the three months ended September 30, 2019. During the nine months ended September 30, 2019, the Company sold receivables and received cash of €88.7 million. The maximum availability under these programs is €45 million.

10.  Income Taxes

For the three months ended September 30, 2019 and 2018, the Company recorded a provision (benefit) for income taxes of $3.1 million and $(10.7) million, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded a provision (benefit) for income taxes of $10.3 million and $(8.0) million, respectively. The increase in the Company’s provision for income taxes for the three months ended September 30, 2019 relative to the prior year relates primarily to the discrete tax benefit of $12.3 million from the partial release of the valuation allowance in the U.K. recorded during 2018. The increase in the Company’s provision for income taxes for the nine months ended September 30, 2019 relative to the prior year relates primarily to discrete tax benefits of $17.8 million recorded during 2018 of which $12.3 million relates to the partial release of the valuation allowance in the U.K. and $5.2 million relates to a release of reserves due to statute of limitation lapses.

The Company will continue to evaluate its valuation allowance requirements on an ongoing basis in light of changing facts and circumstances and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the Company’s income tax provision (benefit) and could have a material effect on financial results.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $11.9 million and $12.8 million as of September 30, 2019 and December 31, 2018, respectively.

11.  Income (Loss) Per Share Attributable to Manitowoc Common Shareholders

Basic income per common share is computed as net income divided by the basic weighted average common shares outstanding of 35.3 million shares and 35.5 million shares for the three and nine months ended September 30, 2019, respectively, and 35.6 million and 35.5 million shares for the three and nine months ended September 30, 2018, respectively. The calculation of diluted income per common share includes the effect of any dilutive equity incentive instruments. The Company uses the treasury stock method to calculate the effect of outstanding dilutive equity incentive instruments, which requires the Company to compute total proceeds as the sum of the amount the employee must pay upon exercise of the award and the amount of unearned stock-based compensation costs attributable to future services.

Equity incentive instruments for which the total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on income per common share during periods with net income, and accordingly, the Company excludes the shares from the diluted earnings per share calculation. Anti-dilutive equity instruments of approximately 1,528,910 and 448,595 common shares were excluded from the computation of diluted net income per common share for the three months ended September 30, 2019 and 2018, respectively. Anti-dilutive equity instruments of approximately 1,544,379 and 389,567 common shares were excluded from the computation of diluted net income per common share for the nine months ended September 30, 2019 and 2018, respectively.

The following is a reconciliation of the average shares outstanding used to compute basic and diluted income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic weighted average common shares outstanding	35,348,597	35,564,946	35,527,971	35,488,271
Effect of dilutive securities	110,359	363,381	158,860	446,822
Diluted weighted average common shares outstanding	35,458,956	35,928,327	35,686,831	35,935,093

No cash dividends were paid during the three and nine months ended September 30, 2019 and 2018.

12.  Stockholders’ Equity

Authorized capital consists of 75 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

As of September 30, 2019, the Company has authorization to purchase up to $30.0 million of the Company’s common stock at management’s discretion. During the three and nine months ended September 30, 2019, the Company purchased zero and $7.4 million, respectively, of the Company’s common stock under this authorization.

A reconciliation of the changes in accumulated other comprehensive income (loss), net of tax, by component for the three months ended September 30, 2019 and 2018 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at June 30, 2018	$(3.2)	$(43.7)	$(67.8)	$(114.7)
Other comprehensive loss before reclassifications	(1.2)	(0.2)	(7.1)	(8.5)
Amounts reclassified from accumulated other comprehensive loss	2.5	4.4	—	6.9
Net other comprehensive income (loss)	1.3	4.2	(7.1)	(1.6)
Balance at September 30, 2018	$(1.9)	$(39.5)	$(74.9)	$(116.3)

Balance at June 30, 2019	$0.4	$(35.2)	$(81.4)	$(116.2)
Other comprehensive loss before reclassifications	(2.2)	—	(13.9)	(16.1)
Amounts reclassified from accumulated other comprehensive loss	0.9	0.4	—	1.3
Net other comprehensive income (loss)	(1.3)	0.4	(13.9)	(14.8)
Balance at September 30, 2019	$(0.9)	$(34.8)	$(95.3)	$(131.0)

A reconciliation of the changes in accumulated other comprehensive income (loss), net of tax, by component for the nine months ended September 30, 2019 and 2018 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.1	$(45.1)	$(52.4)	$(97.4)
Other comprehensive loss before reclassifications	(4.8)	(0.2)	(22.5)	(27.5)
Amounts reclassified from accumulated other comprehensive loss	2.8	5.8	—	8.6
Net other comprehensive income (loss)	(2.0)	5.6	(22.5)	(18.9)
Balance at September 30, 2018	$(1.9)	$(39.5)	$(74.9)	$(116.3)

Balance at December 31, 2018	(0.3)	(36.2)	(80.1)	(116.6)
Other comprehensive income (loss) before reclassifications	(3.0)	0.2	(15.2)	(18.0)
Amounts reclassified from accumulated other comprehensive loss	2.4	1.2	—	3.6
Net other comprehensive income (loss)	(0.6)	1.4	(15.2)	(14.4)
Balance at September 30, 2019	$(0.9)	$(34.8)	$(95.3)	$(131.0)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of tax, for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018		Recognized Location
Losses on cash flow hedges
Foreign currency contracts	$(0.9)	$(2.5)	$(2.4)	$(2.8)		Cost of sales
Total before income taxes	(0.9)	(2.5)	(2.4)	(2.8)
Income tax provision	—	—	—	—
Total, net of income taxes	$(0.9)	$(2.5)	$(2.4)	$(2.8)
Amortization of pension and postretirement items
Actuarial losses	$(1.1)	$(1.4)	$(3.3)	$(4.2)	(a)	Other income (expense) - net
Amortization of prior service cost	0.7	0.7	2.1	2.1	(a)	Other income (expense) - net
Pension settlement charge	—	(4.5)	—	(4.5)	(a)	Other income (expense) - net
Total before income taxes	(0.4)	(5.2)	(1.2)	(6.6)
Income tax benefit	—	0.8	—	0.8
Total, net of income taxes	$(0.4)	$(4.4)	$(1.2)	$(5.8)

Total reclassifications for the period, net of income taxes	$(1.3)	$(6.9)	$(3.6)	$(8.6)

(a)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 18, “Employee Benefit Plans,” for further details).

13.  Stock-Based Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2019 is included in the Company’s 2018 Annual Report on Form 10-K.  The total number of shares of the Company’s common stock available for awards under the 2013 Plan is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of September 30, 2019 is 4,990,354 shares.

Stock-based compensation expense was $2.2 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively. Stock-based compensation expense was $8.3 million and $6.0 million for the nine months ended September 30, 2019 and 2018, respectively. The Company recognizes stock-based compensation expense over the award’s vesting period.

No options to acquire shares of common stock were granted to employees during the three months ended September 30, 2019. Options to acquire 210,243 shares of common stock were granted to employees during the nine months ended September 30, 2019. The options granted in 2019 become exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date.

During the three months ended September 30, 2019 zero restricted stock units (“RSUs”) were issued to employees. A total of 178,371 RSUs were issued by the Company to employees during the nine months ended September 30, 2019. The RSUs granted to employees in 2019 vest in three annual increments over a three-year period beginning on the first anniversary of the grant date.

No performance shares were issued during the three months ended September 30, 2019. A total of 228,037 performance shares were issued during the nine months ended September 30, 2019. Performance shares are earned based on the extent to which performance goals are met over the applicable performance period.  The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance shares granted in 2019 are based 50% on total shareholder return relative to peers during the three-year performance period and 50% on Adjusted EBITDA percentage from continuing operations in 2021. Depending on the foregoing factors, the number of shares earned could range from zero to two times the amount of performance shares outstanding.

The Company did not issue any equity grants to directors during the three months ended September 30, 2019. A total of 50,673 equity grants were issued to directors during the nine months ended September 30, 2019. The 2019 equity grants vested immediately upon the grant date.

14. Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance as the source of the Company’s reportable operating segments.

The Company has three reportable segments: Americas, EURAF, and MEAP. The Americas operating segment includes the North America and South America continents. The EURAF operating segment includes the Europe and Africa continents, excluding the Middle East region. The MEAP operating segment includes the Asia and Australia continents and the Middle East region.

The CODM evaluates the performance of the Company’s reportable segments based on net sales and operating income. Segment net sales are recognized in the geographic region the product is sold. Operating income for each segment includes net sales to third parties within the respective region, cost of sales directly attributable to the segment, and operating expenses directly attributable to the segment. Manufacturing variances generated within each reportable segment are maintained in each segment’s operating income. Operating income for each segment excludes other income and expense and certain expenses managed outside the reportable operating segments. Costs excluded from segment operating income include various corporate expenses such as stock-based compensation expense, income taxes, non-recurring charges and other separately managed general and administrative costs. The Company does not include intercompany sales between segments for management reporting purposes.

The following table shows information by reportable segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Sales
Americas	$251.0	$224.1	$721.7	$614.3
EURAF	139.2	152.9	476.0	498.3
MEAP	57.8	73.1	173.0	218.9
Total	$448.0	$450.1	$1,370.7	$1,331.5
Segment Operating Income
Americas	$34.5	$17.8	$85.4	$35.2
EURAF	1.9	1.6	7.0	13.1
MEAP	5.9	6.2	18.3	24.8
Total	$42.3	$25.6	$110.7	$73.1
Depreciation
Americas	$3.7	$3.5	$10.8	$10.6
EURAF	3.9	3.8	11.3	11.4
MEAP	0.5	0.9	1.9	2.9
Corporate	0.8	0.8	2.3	2.3
Total	$8.9	$9.0	$26.3	$27.2
Capital Expenditures
Americas	$5.3	$2.4	$11.3	$7.3
EURAF	6.2	2.1	8.6	9.1
MEAP	1.2	0.9	2.5	2.6
Corporate	—	0.8	—	2.4
Total	$12.7	$6.2	$22.4	$21.4

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment operating income	$42.3	$25.6	$110.7	$73.1
Unallocated corporate expenses	(9.8)	(8.3)	(20.0)	(26.5)
Unallocated restructuring expense	—	(0.4)	(0.1)	(3.9)
Total operating income	$32.5	$16.9	$90.6	$42.7

Net sales by geographic area for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$226.6	$208.5	$644.3	$556.3
Europe	134.8	147.6	458.0	486.6
Other	86.6	94.0	268.4	288.6
Total	$448.0	$450.1	$1,370.7	$1,331.5

Net sales by product for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cranes	$365.4	$362.3	$1,116.9	$1,079.0
Aftermarket parts and other*	82.6	87.8	253.8	252.5
Total net sales	$448.0	$450.1	$1,370.7	$1,331.5

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

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2019 and December 31, 2018, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2019
	Level 1	Level 2	Level 3	Total
Current Liabilities:
Foreign currency exchange contracts	$—	$2.4	$—	$2.4

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Current Assets:
Foreign currency exchange contracts	$—	$0.1	$—	$0.1

Current Liabilities:
Foreign currency exchange contracts	$—	$1.8	$—	$1.8

The fair value of the Company's 2026 Notes was approximately $295.7 million as of September 30, 2019. See Note 8, “Debt,” for a description of the debt instruments and their related carrying values.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company estimates the fair value of its 2026 Notes based on quoted market prices; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 9, “Accounts Receivable Securitization”) and short-term variable debt, including any amounts outstanding under the ABL Revolving Credit Facility, approximate fair value, without being discounted as of September 30, 2019 and December 31, 2018, due to the short-term nature of these instruments.

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

Product liability reserves, recorded within other liabilities in the Condensed Consolidated Balance Sheets, as of September 30, 2019 and December 31, 2018 were $13.8 million and $16.3 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

During the nine months ended September 30, 2019, the Company settled a legal matter resulting in a net $24.4 million gain recorded in the second quarter of 2019. The Company recorded this settlement by recognizing income of $15.5 million in other income (expense) - net and a benefit of $8.9 million in engineering, selling and administrative expenses in the Condensed Consolidated Statements of Operations.

17.  Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with Topic 842 – “Leases,” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The deferred revenue included in other current and non-current liabilities as of September 30, 2019 and December 31, 2018 was $37.7 million and $34.4 million, respectively.  The total amount of buyback commitments and other guarantees given by the Company and outstanding as of September 30, 2019 and December 31, 2018 was $27.9 million and $30.9 million, respectively.  These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes.  The buyback commitments expire at various times through 2025.

As of September 30, 2019 and December 31, 2018, the Company had reserved $39.5 million and $38.5 million, respectively, for warranty claims included in product warranties as well as other non-current liabilities in the Condensed Consolidated Balance Sheets. In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

Below is a table summarizing the warranty activity for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$40.3	$35.9	$38.5	$35.2
Accruals for warranties issued during the period	8.0	7.6	24.5	20.0
Settlements made (in cash or in kind) during the period	(8.2)	(7.8)	(22.8)	(19.1)
Currency translation	(0.6)	(0.1)	(0.7)	(0.5)
Balance at end of period	$39.5	$35.6	$39.5	$35.6

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

On September 20, 2018, the Manitowoc U.S. Pension Plan (“U.S. Pension Plans”) entered into a definitive agreement with an insurance company to purchase a group annuity contract to transfer $18.6 million of the Company’s outstanding pension benefit obligations related to certain U.S. retirees and beneficiaries. The transaction closed on September 27, 2018. As a result of the transaction, the insurance company was required to pay and administer the retirement benefits owed to the 622 retirees and beneficiaries of the U.S. Pension Plan starting on December 1, 2018. In connection with this transaction, in the three and nine months ended September 30, 2018, the Company recognized a non-cash pension settlement charge of $4.5 million in other income (expense) - net in the Condensed Consolidated Statement of Operations primarily related to the accelerated recognition of actuarial losses included in accumulated other comprehensive loss for the U.S. Pension Plans.

The components of periodic benefit costs for the three and nine months ended September 30, 2019 and September 30, 2018 are summarized as follows:

	Three Months Ended September 30, 2019			Three Months Ended September 30, 2018
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1	$—	$0.5	$0.1
Interest cost of projected benefit obligations	1.3	0.5	0.1	1.3	0.5	0.2
Expected return on plan assets	(1.1)	(0.3)	—	(1.5)	(0.4)	—
Amortization of prior service cost	—	—	(0.7)	—	—	(0.7)
Amortization of actuarial net loss	0.8	0.3	—	0.8	0.4	0.2
Pension settlement charge	—	—	—	4.5	—	—
Net periodic benefit costs	$1.0	$1.0	$(0.5)	$5.1	$1.0	$(0.2)

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$1.5	$0.3	$—	$1.5	$0.3
Interest cost of projected benefit obligations	3.9	1.5	0.5	3.9	1.5	0.6
Expected return on plan assets	(3.3)	(0.9)	—	(4.5)	(1.2)	—
Amortization of prior service cost	—	—	(2.1)	—	—	(2.1)
Amortization of actuarial net loss	2.4	0.9	—	2.4	1.2	0.6
Pension settlement charge	—	—	—	4.5	—	—
Net periodic benefit costs	$3.0	$3.0	$(1.3)	$6.3	$3.0	$(0.6)

The components of net periodic benefit cost other than the service cost component are included in other income (expense) - net in the Condensed Consolidated Statement of Operations.

19.  Restructuring

During the three months ended September 30, 2019 and 2018, the Company incurred $1.1 million and $1.0 million of restructuring expense, respectively. During the nine months ended September 30, 2019 and 2018, the Company incurred $8.3 million and $11.0 million of restructuring expense, respectively. The expense for the three months ended September 30, 2019 related primarily to costs associated with headcount reductions in Europe. Expenses for the nine months ended September 30, 2019 related primarily to headcount reductions in India, Europe and North America. Expenses for the three and nine months ended September 30, 2018 related primarily to the Corporate office relocation from Manitowoc, WI to Milwaukee, WI, the departure of an executive officer, training of skilled labor as a result of the transfer of crawler crane production to Shady Grove, PA and headcount reductions in Europe.

The following is a rollforward of the Company's restructuring accrual for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at beginning of period	$3.1	$4.4	$3.1	$5.6
Restructuring expenses	1.1	1.0	8.3	11.0
Use of reserve	(1.9)	(2.0)	(9.1)	(12.7)
Reserve reclassification	—	—	—	(0.3)
Currency translation	(0.1)	—	(0.1)	(0.2)
Balance at end of period	$2.2	$3.4	$2.2	$3.4

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

The Company has operating leases for offices, warehouses, land for storage of cranes, vehicles, information technology equipment, and manufacturing equipment. The remaining lease terms are up to 24 years, some of which include options to extend the lease term for up to 10 years, and some which include options to terminate the lease within 1 year. Certain leases include one or more options to renew; the exercise of lease renewal options is at the Company’s discretion. The Company includes renewal option periods in the lease term for determining the right-of-use asset and lease liability when it is determined that the option is reasonably certain to be exercised. The Company’s financing leases have an immaterial impact on the condensed consolidated financial statements.

The components of lease expense for the three and nine months ended September 30, 2019 are summarized as follows:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$3.3	$10.9
Variable lease cost*	0.3	1.1
Total lease cost	$3.6	$12.0
*Includes short-term leases, which are immaterial.

Supplemental balance sheet information related to leases as of September 30, 2019 are summarized as follows:

Operating lease right-of-use assets	$42.5

Other liabilities	$10.1
Operating lease liabilities	32.5
Total operating lease liabilities	$42.6

Cash paid for operating leases included in operating cash flows was $20.5 million for the nine months ended September 30, 2019.

As of September 30, 2019, the Company’s operating leases had a weighted-average remaining lease term of 6.9 years and a weighted-average discount rate of 5.05%. Topic 842 requires a lessee to discount its unpaid lease obligations using the interest rate implicit in the lease, or if not readily determinable, the incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the implicit rate cannot be determined. The Company’s incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms in the same location.

Maturities of operating lease liabilities as of September 30, 2019 are summarized as follows:

Year
2019	$3.1
2020	9.6
2021	7.3
2022	4.6
2023	16.0
Thereafter	63.0
Total lease payments	103.6
Less: imputed interest	(61.0)
Present value of lease liabilities	$42.6

21.  Derivative Financial Instruments

The Company’s risk management objective is to ensure that business exposures to risks are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures.  Operating decisions consider these associated risks and, whenever possible, transactions are structured to avoid or mitigate these risks.

From time to time, the Company enters into forward currency exchange contracts (“FX forward contracts”) to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/ liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX forward contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are included in accumulated other comprehensive loss. These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of Other income (expense) – net in the period in which the transaction is no longer considered probable of occurring.

The Company had FX forward contracts with an aggregate notional amount of $78.3 million and $76.8 million outstanding as of September 30, 2019 and December 31, 2018, respectively. The aggregate notional amount outstanding as of September 30, 2019 is scheduled to mature within one year. The FX forward contracts outstanding are being used to hedge Euro purchases in the United States. As of September 30, 2019 and December 31, 2018, the net fair value of these contracts was a current liability of $2.4 million and $1.7 million, respectively.  The unrealized losses, net of tax, recorded in accumulated other comprehensive loss were $1.1 million and $0.4 million as of September 30, 2019 and December 31, 2018, respectively.  The Company anticipates reclassifying the unrealized losses as of September 30, 2019 to cost of sales over the next 12 months.

The following table provides the amount of gain or losses recorded in the Condensed Consolidated Statement of Operations for foreign currency exchange contracts for the three and nine months ended September 30, 2019 and 2018.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized Location	2019	2018	2019	2018
Designated	Cost of sales	$0.9	$2.6	$2.4	$2.9
Non-Designated	Other income (expense), net	$(0.3)	$2.2	$1.9	$2.2

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

In February 2016, the FASB issued ASU 2016-02 - “Leases, (Topic 842),” which is intended to improve financial reporting on leasing transactions. This was further clarified with technical corrections issued within ASU 2018-10 and ASU 2018-11. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The Company adopted this ASU as of January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. The updated disclosures are included in Note 20, “Leases.”

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

Results of Operations

Performance during the Three Months Ended September 30, 2019 Compared with the Three Months Ended September 30, 2018

Net Sales, Orders and Backlog

Consolidated net sales for the three months ended September 30, 2019 decreased 0.5% to $448.0 million from $450.1 million in the same period in 2018. Consolidated net sales were unfavorably impacted by $8.7 million from changes in foreign currency exchange rates.

Orders for the three months ended September 30, 2019 decreased 23.0% to $352.8 million from $458.1 million for the same period in 2018. The decrease in orders was primarily attributable to the Americas segment. Orders were unfavorably impacted by $5.8 million due to changes in foreign currency exchange rates.

As of September 30, 2019, total backlog was $466.5 million, a 33.4% decrease from the September 30, 2018 backlog of $700.2 million. Backlog was unfavorably impacted by $11.0 million due to changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended September 30, 2019 was $88.4 million, an increase of $8.4 million compared to $80.0 million for the three months ended September 30, 2018. This increase was mainly due to favorable price realization. This was partially offset by $1.9 million of unfavorable changes in foreign currency exchange rates.

Primarily as a result of favorable price realization, gross profit percentage increased in the three months ended September 30, 2019 to 19.7% from 17.8% in the same period in 2018.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased 11.8% to $54.8 million for the three months ended September 30, 2019 compared to $62.1 million for the three months ended September 30, 2018.  The decrease was primarily due to a $3.6 million loss from a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture recorded in 2018, $1.3 million from favorable changes in foreign currency exchange rates and ongoing discretionary cost reductions.

Restructuring Expense

During the three months ended September 30, 2019 and 2018, the Company incurred $1.1 million and $1.0 million of restructuring expense, respectively. Restructuring expense for the three months ended September 30, 2019 related primarily to headcount reductions in Europe. Restructuring expense for the three months ended September 30, 2018 related primarily to expenses associated with the Corporate office relocation from Manitowoc, WI to Milwaukee, WI, training of skilled labor as a result of the transfer of crawler crane production to Shady Grove, PA and headcount reductions in Europe.

Interest Expense

Interest expense was $7.2 million during the three months ended September 30, 2019 and $9.9 million during the three months ended September 30, 2018. This decrease was primarily due to a reduction of the average effective interest rate from 11.7% for the three months ended September 30, 2018 to 9.0% for the three months ended September 30, 2019. The decrease in the average effective interest rate was primarily due to the refinancing of the Company’s debt that occurred in the first quarter of 2019.

Refer to Note 8, “Debt” for additional information.

Other Expense- Net

Other expense - net was $3.7 million during the three months ended September 30, 2019 and $5.7 million during the three months ended September 30, 2018. This reduction was primarily due to a $3.5 million gain on the sale of the Company’s Manitowoc, WI manufacturing facility during the current quarter and $4.5 million of pension settlement charges that were recorded in 2018. This was partially offset by $7.1 million of foreign currency transaction losses compared to the three months ended September 30, 2018.

Provision (Benefit) for Income Taxes

For the three months ended September 30, 2019 and 2018, the Company recorded a provision (benefit) for income taxes of $3.1 million and $(10.7) million, respectively. The increase in the Company’s provision for the three months ended September 30, 2019 compared to the prior year primarily relates to $12.3 million of discrete tax benefits recorded during 2018 from the partial release of the valuation allowance in the U.K.

Performance during the Nine Months Ended September 30, 2019 Compared with the Nine Months Ended September 30, 2018

Net Sales

Consolidated net sales for the nine months ended September 30, 2019 increased 2.9% to $1,370.7 million from $1,331.5 million for the same period in 2018. This increase was primarily attributable to higher crane shipments in the Americas segment, partially offset by lower shipments in the MEAP segment. Consolidated net sales were unfavorably impacted by $38.7 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the nine months ended September 30, 2019 was $263.8 million, an increase of $24.9 million compared to $238.9 million for the same period in 2018. This increase was mainly due to the increase in sales volume discussed above, favorable price realization, improved aftermarket margins and favorable mix. Gross profit was unfavorably impacted by $9.2 million from changes in foreign currency exchange rates.

As a result of favorable price realization, aftermarket margins and favorable mix, gross profit percentage increased in the nine months ended September 30, 2019 to 19.2% from 17.9% in the same period in 2018.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased 10.8% to $164.7 million for the nine months ended September 30, 2019 compared to $184.6 million for the same period in 2018. The decrease was primarily due to the settlement of a legal matter which included a $8.9 million recovery of legal fees expensed in previous periods, $5.9 million from favorable changes in foreign currency exchange rates, a $3.6 million loss from a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture recorded in 2018 and ongoing discretionary cost reductions.

Restructuring Expense

During the nine months ended September 30, 2019 and 2018, the Company recorded $8.3 million and $11.0 million of restructuring expense, respectively. Restructuring expense for the nine months ended September 30, 2019 related primarily to headcount reductions in India, Europe and North America. Restructuring expense for the nine months ended September 30, 2018 related primarily to the departure of an executive officer, training of skilled labor as a result of the transfer of crawler crane production to Shady Grove, PA and headcount reductions in Europe.

Interest Expense

Interest expense was $25.6 million during the nine months ended September 30, 2019 and $29.3 million during the nine months ended September 30, 2018. This decrease was primarily due to a reduction of the average effective interest rate from 12.0% for the nine months ended September 30, 2018 to 10.4% for the nine months ended September 30, 2019. The decrease in the average effective interest rate was primarily due to the refinancing of the Company’s debt that occurred in the first quarter of 2019

Refer to Note 8, “Debt” for additional information.

Loss on Debt Extinguishment

During the nine months ended September 30, 2019, the Company recorded a $25.0 million charge associated with the Company’s refinancing of the Prior ABL Facility and Prior 2021 Notes. The charge is composed of $16.6 million of call premium on the Prior 2021 Notes, $5.3 million of unamortized discount on the Prior 2021 Notes and $3.1 million of unamortized debt issuance costs.

Refer to Note 8, “Debt” for additional information.

Other Income (Expense)- Net

Other income (expense) - net was $8.8 million in the nine months ended September 30, 2019 and $(8.6) million for the same period in 2018. This improvement was primarily due to a $15.5 million benefit related to a settlement of a legal matter, $4.5 million of pension settlement charges that were recorded in 2018 and a $3.5 million gain on the sale of the Company’s Manitowoc, Wisconsin manufacturing facility during the current period. This was partially offset by $4.8 million of foreign currency transaction losses compared to the nine months ended September 30, 2018.

Provision (Benefit) for Income Taxes

For the nine months ended September 30, 2019 and 2018, the Company recorded a provision (benefit) for income taxes of $10.3 million and $(8.0) million, respectively. The increase in the Company’s provision for the nine months ended September 30, 2019 compared to the prior year primarily relates to $17.8 million of discrete tax benefits recorded during 2018 of which $12.3 million relates to the partial release of the valuation allowance in the U.K. and $5.2 million relates to a release of a reserve due to statute of limitation lapses.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 14, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Dollar Change	Percentage Change	2019	2018	Dollar Change	Percentage Change
Net Sales
Americas	$251.0	$224.1	$26.9	12.0%	$721.7	$614.3	$107.4	17.5%
EURAF	139.2	152.9	(13.7)	(9.0)%	476.0	498.3	(22.3)	(4.5)%
MEAP	57.8	73.1	(15.3)	(20.9)%	173.0	218.9	(45.9)	(21.0)%

Segment Operating Income
Americas	$34.5	$17.8	$16.7	93.8%	$85.4	$35.2	$50.2	(142.6)%
EURAF	1.9	1.6	0.3	18.8%	7.0	13.1	(6.1)	(46.6)%
MEAP	5.9	6.2	(0.3)	(4.8)%	18.3	24.8	(6.5)	(26.2)%

Americas

Americas net sales increased 12.0% for the three months ended September 30, 2019 to $251.0 million from $224.1 million for the three months ended September 30, 2018. The increase was primarily due to the expansion of customers’ rental fleets.

Americas operating income increased $16.7 million for the three months ended September 30, 2019 to $34.5 million from $17.8 million for the three months ended September 30, 2018. The increase was primarily due to increased volume on crane shipments and price realization.

Americas net sales increased 17.5% for the nine months ended September 30, 2019 to $721.7 million from $614.3 million for the nine months ended September 30, 2018. The increase was primarily due to the expansion of customers’ rental fleet.

Americas operating income increased $50.2 million for the nine months ended September 30, 2019 to $85.4 million from $35.2 million for the nine months ended September 30, 2018. The increase was primarily due to increased volume on crane shipments, improved aftermarket margins, favorable mix and price realization.

EURAF

EURAF net sales decreased 9.0% for the three months ended September 30, 2019 to $139.2 million from $152.9 million for the three months ended September 30, 2018. The decrease was primarily due to lower crane shipments to the commercial construction end market and $6.2 million from unfavorable changes in foreign currency exchange rates.

EURAF operating income increased $0.3 million for the three months ended September 30, 2019 to $1.9 million from $1.6 million for the three months ended September 30, 2018. The increase was primarily due to a $2.0 million favorable adjustment related to prior periods, partially offset by reduced sales volume and $0.5 million of unfavorable changes in foreign currency exchange rates.

EURAF net sales decreased 4.5% for the nine months ended September 30, 2019 to $476.0 million from $498.3 million for the nine months ended September 30, 2018. The decrease was primarily due to $30.2 million of unfavorable changes in foreign currency exchange rates. This was partially offset by higher crane shipments to the commercial construction end market.

EURAF operating income decreased $6.1 million for the nine months ended September 30, 2019 to $7.0 million from $13.1 million for the nine months ended September 30, 2018. The decrease was primarily due to reduced sales volume, higher restructuring expenses and $2.8 million from unfavorable changes in foreign currency exchange rates. This was partially offset by a $2.0 million favorable adjustment related to prior periods.

MEAP

MEAP net sales decreased 20.9% for the three months ended September 30, 2019 to $57.8 million from $73.1 million for the three months ended September 30, 2018. The decrease was primarily due to lower shipments of cranes for the energy end market. MEAP net sales were also unfavorably impacted by approximately $2.3 million from changes in foreign currency exchange rates.

MEAP operating income decreased $0.3 million for the three months ended September 30, 2019 to $5.9 million from $6.2 million for the three months ended September 30, 2018. The decrease was primarily due to lower shipments as discussed above offset by a $3.6 million loss from a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture recorded in 2018.

MEAP net sales decreased 21.0% for the nine months ended September 30, 2019 to $173.0 million from $218.9 million for the nine months ended September 30, 2018. The decrease was primarily due to lower shipments of cranes for the energy end market. MEAP net sales were also unfavorably impacted by approximately $8.3 million from changes in foreign currency exchange rates.

MEAP operating income decreased $6.5 million for the nine months ended September 30, 2019 to $18.3 million from $24.8 million for the nine months ended September 30, 2018. The decrease was primarily due to lower net sales as discussed above and higher restructuring expenses. This was partially offset by lower engineering, selling and administrative expenses as a result of a $3.6 million loss from a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture recorded in 2018.

Financial Condition

For the Nine Months Ending September 30, 2019

Cash and cash equivalents totaled $67.5 million as of September 30, 2019, a decrease of $72.8 million from $140.3 million as of December 31, 2018. The decrease for the nine months ended September 30, 2019 was primarily due to the termination of the accounts receivable securitization program, investments in working capital and property, plant and equipment, payment of debt issuance costs and repurchases of the Company’s common stock. This was partially offset by cash received from the settlement of a legal matter and proceeds from the sale of property, plant and equipment.

Cash flows used for operating activities for the nine months ended September 30, 2019 were $197.9 million and were primarily driven by trade receivables sold to the Company’s prior securitization program resulting in $126.3 million of cash flows being reported in cash provided by investing activities, $75.0 million of purchases of accounts receivable previously sold to the prior accounts receivable securitization program and net investments in working capital. This was primarily offset by $24.4 million of net cash received from the settlement of a legal matter.

Cash flows provided by investing activities were $121.1 million for the nine months ended September 30, 2019 and consisted of $126.3 million of cash collections on accounts receivable sold to the prior accounts receivable securitization program and proceeds from sales of property, plant and equipment of $17.2 million. This was partially offset by capital expenditures of $22.4 million.

Cash flows provided by financing activities were $5.1 million for the nine months ended September 30, 2019 and consisted of $300.0 million of proceeds from long-term debt and $131.4 million of proceeds from the ABL Revolving Credit Facility. This was partially offset by payments of $276.6 million to terminate the Prior 2021 Notes, $131.4 million of payments on the ABL Revolving Credit Facility, $8.3 million of debt issuance costs on the ABL Revolving Credit Facility and 2026 Notes and $7.4 million from the repurchase of common stock.

For the Nine Months Ending September 30, 2018

Cash and cash equivalents totaled $90.6 million as of September 30, 2018, a decrease of $32.4 million from the December 31, 2017 balance of $123.0 million. The decrease for the nine months ended September 30, 2018 was primarily due to investments in working capital and property, plant and equipment, semi-annual interest paid on the 2021 Notes and non-recurring payments made to former executives under the Company’s Supplemental Executive Retirement Plan. This was partially offset by proceeds from the sale of property, plant and equipment and cash received from the exercise of stock options.

Cash flows used for operating activities for the nine months ending September 30, 2018 were $420.5 million and were primarily driven by trade receivables sold to the Company’s prior securitization program resulting in $401.3 million of cash flows being reported in cash provided by investing activities, increased inventories and accrued expenses since December 31, 2017 and payments of incentive compensation earned in the prior year.

Cash flows provided by investing activities were $392.1 million for the nine months ended September 30, 2018 and consisted of $401.3 million of cash collections on accounts receivable sold to the Company’s securitization program and proceeds from sales of property, plant and equipment of $12.2 million, which was primarily related to the sale of the corporate headquarters in Manitowoc, WI during the first quarter of 2018. This was partially offset by capital expenditures of $21.4 million.

Cash flows used for financing activities were $2.1 million for the nine months ended September 30, 2018 and consisted of $4.6 million of payments on long-term debt partially offset by $2.5 million of cash from exercises of stock options.

Liquidity and Capital Resources

Outstanding debt as of September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30, 2019	December 31, 2018
Senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2021	—	254.2
Senior secured second lien notes due 2026	300.0	—
Other debt	18.1	21.2
Deferred financing costs	(4.7)	(2.3)
Total debt	313.4	273.1
Short-term borrowings and current portion of long-term debt	(4.3)	(6.4)
Long-term debt	$309.1	$266.7

See additional discussion of the credit facilities and Senior Notes in Note 8, “Debt,” to the Condensed Consolidated Financial Statements.

The Company’s liquidity position as of September 30, 2019 and December 31, 2018 is summarized as follows:

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$67.5	$140.3
Revolver borrowing capacity	253.8	107.8
Other debt availability	37.1	38.9
Less: Borrowings on revolver	—	—
Less: Borrowings on other debt	—	—
Less: Outstanding letters of credit	(4.0)	(11.3)
Total liquidity	$354.4	$275.7

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

Both the ABL Revolving Credit Facility and 2026 Notes include customary covenants and events of default. Refer to Note 8, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of covenants for the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

Non-GAAP Measures

The Company uses EBITDA, Adjusted EBITDA and Adjusted operating income, which are financial measures that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as additional metrics to evaluate the Company’s performance. The Company defines EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. The Company defines Adjusted EBITDA as EBITDA plus the addback of certain restructuring and other charges. The Company defines Adjusted operating income as Adjusted EBITDA excluding the addback of depreciation. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

The reconciliation of GAAP net income to EBITDA, and further to Adjusted EBITDA and to Adjusted operating income for the three and nine months ended September 30, 2019 and 2018 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve
	2019	2018	2019	2018	Months
Income (loss) from continuing operations	$18.1	$11.5	$37.3	$11.4	$(41.0)
Interest expense and amortization of deferred financing fees	7.6	10.4	26.8	30.7	37.0
Provision (benefit) for income taxes	3.1	(10.7)	10.3	(8.0)	13.5
Depreciation expense	8.9	9.0	26.3	27.2	35.2
Amortization of intangible assets	—	—	0.2	0.2	0.3
EBITDA	37.7	20.2	100.9	61.5	45.0
Restructuring expense	1.1	1.0	8.3	11.0	10.2
Asset impairment expense	—	—	—	0.4	82.2
Other non-recurring charges (1)	0.3	3.6	0.3	3.6	0.3
Loss on debt extinguishment	—	—	25.0	—	25.0
Other (income) expense - net (2)	3.7	5.7	(8.8)	8.6	(5.9)
Adjusted EBITDA	42.8	30.5	125.7	85.1	156.8
Depreciation expense	(8.9)	(9.0)	(26.3)	(27.2)	(35.2)
Adjusted operating income	33.9	21.5	99.4	57.9	121.6
Restructuring expense	(1.1)	(1.0)	(8.3)	(11.0)	(10.2)
Asset impairment expense	—	—	—	(0.4)	(82.2)
Other non-recurring charges	(0.3)	(3.6)	(0.3)	(3.6)	(0.3)
Amortization of intangible assets	—	—	(0.2)	(0.2)	(0.3)
Operating income	$32.5	$16.9	$90.6	$42.7	$28.6

Adjusted EBITDA margin percentage	9.6%	6.8%	9.2%	6.4%	8.3%
Adjusted operating income margin percentage	7.6%	4.8%	7.3%	4.3%	6.4%

(1)

Other non-recurring charges primarily includes a loss from a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture and other charges included in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)	Other (income) expense - net includes the settlement of a legal matter, foreign currency transaction gains (losses), other components of net periodic pension costs and other miscellaneous items.

The Company uses adjusted operating cash flows and adjusted free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. Adjusted operating cash flows is defined as cash flows provided by (used for) operating activities plus cash receipts on sold accounts receivable and other one-time items. Adjusted free cash flows is defined as adjusted operating cash flows less capital expenditures. Adjusted operating cash flows and adjusted free cash flows for the three and nine months ended September 30, 2019 and 2018 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net cash provided by (used for) operating activities:	$37.6	$(152.2)	$(197.9)	$(420.5)
Cash receipts on sold accounts receivable	—	163.3	126.3	401.3
Net payments (borrowings) on accounts receivable securitization program	—	(3.2)	75.0	(19.6)
Adjusted operating cash flows:	37.6	7.9	3.4	(38.8)
Capital expenditures	(12.7)	(6.2)	(22.4)	(21.4)
Adjusted free cash flows:	$24.9	$1.7	$(19.0)	$(60.2)

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

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Extension Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definition Linkbase Document

Inline XBRL Taxonomy Extension Labels Linkbase Document

Inline XBRL Taxonomy Extension Presentation Linkbase Document

		X X X X X X	(1) (1) (1) (1) (1) (1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X	(1)

(1)	Filed Herewith
(2)	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2019	The Manitowoc Company, Inc.
(Registrant)

/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer
(Principle Executive Officer)

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer
(Principle Financial Officer)

/s/ Brian P. Regan
Brian P. Regan
Vice President and Corporate Controller (Principle Accounting Officer)