Form 10-K
period 2019-12-31
MANITOWOC CO INC
filed 2020-02-14
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

The Aggregate Market Value on June 28, 2019, of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $621.3 million based on the closing per share price of $17.80 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2020, the most recent practicable date, was 35,376,787.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

THE MANITOWOC COMPANY, INC.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2019

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

•	geographic factors and political and economic conditions and risks;
•	the ability to capitalize on key strategic opportunities and the ability to implement Manitowoc’s long-term initiatives;
•	government approval and funding of projects and the effect of government-related issues or developments;
•	unanticipated changes in the capital and financial markets;
•	unanticipated changes in revenues, margins and costs;
•	the ability to increase operational efficiencies across Manitowoc and to capitalize on those efficiencies;
•	the ability to significantly improve profitability;
•	the ability to focus on customers, new technologies, and innovation;
•	uncertainties associated with new product introductions, the successful development and market acceptance of new and innovative products that drive growth;
•

issues relating to the ability to timely and effectively execute on manufacturing strategies, including issues relating to plant closings, new plant start-ups, and/or consolidations of existing facilities and operations, and the ability to achieve the expected benefits from such actions, as well as general efficiencies and capacity utilization of the Company’s facilities;

•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options;
•	the ability to generate cash and manage working capital consistent with Manitowoc’s stated goals;
•	the ability to convert orders and order activity into sales and the timing of those sales;
•	the ability to direct resources to those areas that will deliver the highest returns;
•	changes in raw material and commodity prices;
•	unexpected issues associated with the availability and viability of suppliers;
•	the Company’s ability to attract and retain qualified personnel;
•	the replacement cycle of technologically obsolete products;
•	natural disasters and other weather events disrupting commerce in one or more regions of the world;

•	the ability of Manitowoc's customers to receive financing;
•	the ability to focus and capitalize on product quality and reliability;
•	risks associated with manufacturing or design defects;
•	unexpected issues associated with the quality of materials, components and products sourced from third parties and the ability to successfully resolve those issues;
•	changes in laws throughout the world;
•	failure to comply with regulatory requirements related to the products the Company sells;
•	risks associated with data security and technological systems and protections;
•	the inability to defend against potential infringement claims on intellectual property rights;
•	impairment of goodwill and/or intangible assets;
•	foreign currency fluctuation and its impact on reported results;
•	potential delays or failures to implement specific initiatives within the Company’s restructuring programs;
•	the ability to complete and appropriately integrate restructurings, consolidations, acquisitions, divestitures, strategic alliances, joint ventures, and other strategic alternatives;
•	issues related to workforce reductions and potential subsequent rehiring;
•	the ability to sell products through distributors and other third parties;
•	work stoppages, labor negotiations, labor rates, and temporary labor costs;
•	risks associated with high debt leverage;
•	unanticipated issues affecting the effective tax rate for the year;
•	acts of terrorism; and
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

PART I

Item 1. BUSINESS

General

The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) was founded in 1902 and has over a 117-year tradition of providing high-quality, customer-focused products and support services to its markets.  Manitowoc is one of the world's leading providers of engineered lifting solutions. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, and supports comprehensive product lines of mobile telescopic cranes, tower cranes, lattice-boom crawler cranes, and boom trucks under the Grove, Manitowoc, National Crane, Potain, Shuttlelift and Manitowoc Crane Care brand names. The Company has three reportable segments, the Americas segment, Europe and Africa (“EURAF”) segment and Middle East and Asia Pacific (“MEAP”) segment. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Note 17, “Segments” for additional information.

Unless otherwise indicated, references to Manitowoc, the Company, we, our and us refer to The Manitowoc Company, Inc. and its consolidated subsidiaries.

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

Employee commitment to the goals and vision of The Manitowoc Way enables us to use shareholder invested resources to create a stronger organization. The Manitowoc Way empowers employees to develop innovative products and services that meet the needs of our customers. The culture of The Manitowoc Way fosters employee engagement to quickly recognize opportunities and to capitalize on them to add value. Innovation and velocity are the core of The Manitowoc Way, driving differentiation from our competitors.

Products & Services

We design, manufacture and distribute a diversified line of crawler-mounted lattice-boom cranes, which we sell under the Manitowoc brand name. We also design and manufacture an expansive line of top-slewing and self-erecting tower cranes, which we sell under the Potain brand name. We design and manufacture mobile telescopic cranes, which we sell under the Grove, Shuttlelift and National Crane brand names. We also provide crane product parts and services and crane rebuilding, remanufacturing and training services, which are delivered under the Manitowoc Crane Care brand name. Our crane products are used in a wide variety of applications throughout the world, including energy production/distribution and utility, petrochemical and industrial, infrastructure, such as road, bridge and airport construction, as well as commercial and residential construction.

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

Top-slewing tower cranes are the most traditional form of tower cranes and have a tower and multi-sectioned horizontal jib. These cranes rotate from the top of their mast and can increase in height with the project. Top-slewing cranes are transported in separate pieces and assembled at the construction site in one to three days depending on the height. These cranes are generally sold to medium to large building and construction groups, as well as to rental companies. These cranes are produced in France, Portugal, India and China.

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

Rough-terrain cranes are designed to lift materials and equipment on rough or uneven terrain, and their versatility allows them to carry out many different lifts within the boundaries of given sites. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to a job site. Rough-terrain cranes are produced in the U.S. and Italy and sold under the Grove brand name.

All-terrain cranes are versatile cranes designed to perform a wide range of lifts on rough or uneven terrain. These cranes are highly maneuverable and roadable at highway speeds. All-terrain cranes are produced in Germany and sold under the Grove brand name.

Truck-mounted cranes provide simple set-up, long reach, high capacity booms and are roadable at highway speeds. These cranes are produced in the U.S and sold under the Grove brand name.

Telescopic crawler cranes are designed to lift materials on rugged terrain. These cranes consist of a telescopic boom superstructure mounted on a crawler crane chassis. These cranes combine excellent gradeability and lift capacity with 100 percent pick and carry capabilities. These cranes are purchased as complete units from a strategic manufacturing partner and sold under the Grove brand name.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling applications. These cranes allow for lifting and carrying loads on a smooth, flat surface. These cranes are manufactured in the U.S. and sold under the Grove and Shuttlelift brand names.

We offer our hydraulic boom truck products under the National Crane brand name. A boom truck is a hydraulically powered telescopic crane mounted on a conventional truck chassis. Telescopic boom trucks are used primarily for lifting material on a job site. These cranes are produced in the U.S.

Backlog, orders and customers. The year-end backlog of products includes accepted orders that have been placed on a production schedule that are expected to be shipped and billed primarily within one year. The Company’s backlog of unfilled orders at December 31, 2019, 2018 and 2017 was $475.1 million, $670.6 million and $606.6 million, respectively. The Company’s backlog at the end of 2019 decreased from the end of 2018 due primarily to slowing market demand in the Americas region and $4.8 million of unfavorable changes in foreign exchange currency exchange rates.

Orders for the year ended December 31, 2019 decreased 14.2% to $1,638.6 million from $1,910.7 million for the same period in 2018. The decrease was primarily due to slowing market demand in the Americas and MEAP regions. Orders were unfavorably impacted by $29.9 million year over year due to changes in foreign currency exchange rates.

We did not have any customers that individually comprise more than 10% of our consolidated net sales in the years ended December 31, 2019, 2018 and 2017.

Manufacturing

We operate eleven manufacturing facilities (including remanufacturing facilities) that utilize a variety of processes. In general, the manufacturing process involves the fabrication and machining of raw materials, primarily steel, which are then manufactured into sub-assemblies. Sub-assemblies are then assembled with purchased components into a complete machine. In our manufacturing operations, we maintain advanced manufacturing, quality assurance and testing equipment and utilize extensive process automation. We have also invested in Product Verification Centers at our major manufacturing facilities to support new product development, testing and qualification of sub-systems and final product designs.

We train employees dedicated to leading the implementation of The Manitowoc Way, a business system that seeks to enhance customers' experiences with our products and services. Our team is comprised of individuals with diverse backgrounds in operations, quality, lean principles, finance, product and process engineering. The Manitowoc Way includes lean tools to eliminate waste from processes to provide better value for customers, and it assesses customer satisfaction and implements measures to improve the customer experience. The Manitowoc Way improvement projects have contributed to manufacturing efficiency gains, materials management improvements, steady quality improvements and reduction of lead times, as well as enabled us to free up manufacturing space.

Raw Materials and Supplies

We purchase a wide variety of raw materials to manufacture our products. Our primary raw materials are structural and rolled steel, which are purchased from various suppliers from around the world. We also purchase engines and electrical equipment and other semi- and fully-processed materials. Our policy is to maintain alternate sources of supply for our critical materials and parts wherever possible, and by doing so, we mitigate the risk of being dependent on a single source for any particular raw material or supply.

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

Competition

We sell our products in highly competitive end markets. We compete in each of our end markets based on product design, quality of products, aftermarket support services, product performance, maintenance costs, energy and resource savings and other contributions to sustainability and price. Given the expense operational disruption can cause, our customers generally view quality and reliability as critical factors in their purchasing decision. We believe that we benefit from the following competitive advantages which create customer loyalty: strong brand names with competitive resale values, a reputation for quality and reliable products and aftermarket support and solution services, an established network of global distributors and customer relationships, broad product line offerings in the markets we serve and a commitment to customer-focused engineering design and product innovation. The following table sets forth our primary competitors:

Products	Primary Competitors
Tower Cranes	Benazzato; Cattaneo; Comansa; FM Gru; Jaso; Liebherr; Raimondi; Saez; Terex Comedil/Peiner; Vicario; Wolffkran; Yongmao; and Zoomlion

Mobile Telescopic Cranes	Altec; Broderson; Elliott; Hitachi Sumitomo; Kato; Kobelco; Liebherr; Link-Belt; Locatelli; Manitex; Sany; Sumitomo/Link-Belt; Tadano; Terex; XCMG; and Zoomlion

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

Our team of engineers focuses on developing high performance, low maintenance, innovative products intended to create significant brand loyalty among customers. Design engineers work closely with our manufacturing and marketing staffs and our customers, enabling us to identify changing end-user requirements, implement new technologies and effectively introduce product innovations. Closely managed relationships with dealers, distributors and end users help us identify their needs, not only for products, but for the service and support that are critical to their profitable operations. As part of our ongoing commitment to provide superior products, we intend to continue our efforts to design products that meet evolving customer demands and reduce the period from product conception to product introduction.

Employee Relations

As of December 31, 2019, we employed approximately 4,900 people. A large majority of our European employees belong to various European trade unions. Additionally, we have one trade union in China and one trade union in India. We have no trade unions in North America.

Available Information

We make available, free of charge, at our website (www.manitowoc.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy statements and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Although some documents available on our website are filed with the SEC, the information generally found on our website is not part of this or any other report we file with or furnish to the SEC.

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

Unfair foreign competition could adversely affect our financial results.

Many of our foreign competitors benefit from government policies that give them a competitive advantage in the United States, including currency devaluation and erecting trade barriers that prevent American manufacturers from selling cranes in those markets. Low-cost competition from China and other developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products, which may undermine our ability to generate returns on our investments.

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

The Company purchases one branded crane and parts under strategic alliances from third-party suppliers which are then sold into our markets. If we are not able to effectively manage pricing from these suppliers, our financial performance could be adversely affected. Likewise, if our suppliers terminate these agreements and we are unable to procure alternate products at substantially similar competitive pricing, our financial performance could be adversely affected.

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

Changes in laws or regulations, or a failure to comply with laws and regulations, may adversely affect our business, investments and results of operations. We are subject to laws and regulations enacted by national, regional and local governments, including non-U.S. governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations. Additionally, we may need to obtain and maintain licenses and permits to conduct business in various jurisdictions. If we or the businesses or companies we acquire have failed or fail in the future to comply with such laws and regulations, then we could incur liabilities and fines and our operations could be suspended. Such laws and regulations could also restrict our ability to modify or expand our facilities, could require us to acquire costly equipment, or could impose other significant expenditures.

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

Our intellectual property, including our patents, trade secrets, trademarks and licenses are important in the operation of our business. Although we intend to protect our intellectual property rights vigorously, we cannot be certain that we will be successful in doing so. Third parties may assert or prosecute infringement claims against us in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Litigation, either to enforce our intellectual property rights or to defend against claimed infringement of the rights of others, could result in substantial costs and in a diversion of our resources. In addition, if a third party would prevail in an infringement claim against us, then we would likely need to obtain a license from the third party on commercial terms, which would likely increase our costs. Our failure to maintain or obtain necessary licenses or an adverse outcome in any litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our financial condition, results of operations and cash flows.

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

At December 31, 2019, goodwill and other intangible assets totaled $348.8 million, or about 22% of our total assets. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance were to fall below current projections or if there are material changes to management’s assumptions, we could be required to recognize additional non-cash charges to operating earnings for goodwill and/or other intangible asset impairment. Goodwill or intangible asset impairments have had, and any future impairments may have, a material adverse effect on our results of operations.

We have significant manufacturing and sales of our products outside of the United States and such international operations may be subject to a number of risks specific to these countries.

For the years ended December 31, 2019, 2018, and 2017, approximately 53%, 57% and 61%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the Company’s international sales is part of our growth strategy. Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:

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

As of December 31, 2019, we employed approximately 4,900 people. A large majority of our European employees belong to various European trade unions. Additionally, we have one trade union in China and one trade union in India. We have no trade unions in North America.

Any significant labor relations issues could have an adverse effect our operations, reputation, results of operations and financial condition.

Our leverage may impair our operations and financial condition.

As of December 31, 2019, our total consolidated debt was $312.2 million as compared to consolidated debt of $273.1 million as of December 31, 2018.

On March 25, 2019, we and certain of our subsidiaries entered into an indenture with U.S. Bank National Association as trustee and notes collateral agent, pursuant to which we issued $300.0 million aggregate principal amount of senior secured second lien notes due on April 1, 2026 with an annual coupon rate of 9.000% (the “2026 Notes”). Interest on the 2026 Notes is payable in cash semi-annual in arrears on April 1 and October 1 of each year. The 2026 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of our existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility (as defined below) or that guarantees certain other debt of us or a guarantor. The 2026 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of us and of the guarantors that secure obligations under the ABL Revolving Credit Facility. The 2026 Notes were sold pursuant to exemptions from registration under the Securities Act of 1933.

Additionally, on March 25, 2019, we and certain of our subsidiaries (the “Loan Parties”) entered into a credit agreement (the “ABL Credit Agreement”) with JP Morgan Chase Bank, N.A. as administrative and collateral agent, and certain financial institutions party thereto as lenders, providing for a senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”) of up to $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority bases, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of 5 years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to our German subsidiary that is a borrower under the ABL Revolving Credit Facility.

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

The agreements governing our debt include covenants that restrict, among other matters, our ability to incur additional debt, pay dividends on or repurchase our equity, make certain investments, and consolidate, merge or transfer all or substantially all of our assets. Certain of our debt facilities require or will require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Adhering to these covenants may also require that we take disadvantageous actions, including reducing spending on marketing, advertising and new product innovation, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flows from operations to the payment of principal and interest on our indebtedness. Our leverage could also put us at a disadvantage compared to any competitors that are less leveraged. We cannot be certain that we will meet any future financial tests or that the lenders would waive any such failure to meet those tests. See additional discussion in Note 11, “Debt” to our Consolidated Financial Statements.

If we default under our debt agreements, our lenders could elect, among other potential remedies, to declare all amounts outstanding under our debt agreements to be immediately due and payable and could proceed against any collateral securing the debt.

Our restructuring plans and other cost savings initiatives may not be as effective as we anticipate, and we may fail to realize the cost savings and increased efficiencies that we expect from these actions. Our operating results could be negatively affected by our inability to effectively implement such restructuring plans and other cost saving initiatives.

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

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural or manmade disasters, national emergencies, significant labor strikes, work stoppages, political unrest, war or terrorist activities that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase components and raw materials and information technology and other services from numerous suppliers, and, even if our facilities were not directly affected by such events, we could be affected by interruptions at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. We cannot be assured that we will have insurance to adequately compensate us for any of these events.

We face risks associated with our pension and other postretirement benefit obligations.

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2019, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $106.5 million (“unfunded status”), compared to $108.1 million at December 31, 2018. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

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

The following table provides information about material facilities owned or leased by the Company as of December 31, 2019.

Facility Location	Type of Facility
Milwaukee, Wisconsin	Global Headquarters
Americas
Shady Grove, Pennsylvania	Manufacturing/Office
EURAF
Wilhelmshaven, Germany	Manufacturing/Office
Fanzeres, Portugal	Manufacturing/Office
Baltar, Portugal	Manufacturing/Office
Niella Tanaro, Italy	Manufacturing/Office
Moulins, France	Manufacturing/Office
Charlieu, France	Manufacturing/Office
MEAP
Zhangjiagang, China	Manufacturing/Office

Item 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation incidental to its business, as well as other litigation of a non-material nature in the ordinary course of business. See Note 18, “Commitments and Contingencies,” to the Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for further information.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Each of the following executive officers of the Company has been elected by the Board of Directors. The information presented below is as of February 14, 2020.

Name	Age	Position With The Registrant	Principal Position Held Since
Barry L. Pennypacker	59	President and Chief Executive Officer	2016
David J. Antoniuk	62	Senior Vice President and Chief Financial Officer	2016
Aaron H. Ravenscroft	41	Executive Vice President of Cranes	2016
Thomas L. Doerr, Jr.	44	Senior Vice President, General Counsel and Secretary	2017
Terrance L. Collins	55	Senior Vice President of Human Resources and Administration	2018
Peter A. Ruck	48	Senior Vice President, Business Development	2018

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

Aaron H. Ravenscroft joined the Company as Executive Vice President of Mobile Cranes in March 2016. In September 2017, Mr. Ravenscroft was promoted to Executive Vice President of Cranes. In this position, Mr. Ravenscroft oversees the entire operational activities of the Company’s regional business structure. Prior to joining Manitowoc, Mr. Ravenscroft served as Regional Managing Director of the North American Minerals business for the Weir Group (2013-2016), an engineered products company, President of Process & Flow Control Group of Robbins & Myers (2011-2013), a manufacturer of engineered equipment, and Regional Vice President of Industrial Products Group for Gardner Denver, Inc. (2008-2011). Prior to that, he held a series of positions with increasing responsibility at Westinghouse Air Brake Technologies and Janney Montgomery Scott.

Thomas L. Doerr, Jr. has served as Senior Vice President, General Counsel and Secretary since November 2017. Prior to Mr. Doerr’s current position, he served as Vice President, General Counsel and Secretary of Jason Industries, Inc., a manufacturer in the finishing, components, seating, and automotive acoustics markets, from November 2015 to November 2017. Mr. Doerr originally joined Manitowoc in 2006 as legal counsel; in 2008 he expatriated to London, England, and in 2009 to Lyon, France where he served as Assistant General Counsel - International and was responsible for all legal matters for both Manitowoc’s crane segment and Manitowoc’s then foodservice segment in Europe, Middle East, Africa and Asia Pacific. After spending four years abroad, Mr. Doerr returned to the United States and assumed global legal responsibility for Manitowoc’s crane segment until November 2015. Prior to first joining Manitowoc, Mr. Doerr was with the law firm von Briesen & Roper, s.c.

Terrance L. Collins has served as Senior Vice President of Human Resources and Administration since April 2018, responsible for the strategic development and execution of the Company’s human resources function globally including; talent acquisition, talent development, diversity and inclusion, employee engagement, compensation and benefits programs, employee and labor relations, HR information systems and HR administration and compliance. Prior to joining Manitowoc, Mr. Collins served as Chief Administrative Officer at FDH Velocitel (2014-2018), Senior Vice President at Zebra Technologies (2013-2014) and Vice President, Human Resources at IDEX Corporation (2006-2013). Prior to IDEX, Mr. Collins served in senior leadership positions at AmSan LLC and U.S. Foodservice, Inc.

Peter A. Ruck has served as the Senior Vice President, Business Development since April 2018, chartering and leading Manitowoc’s organic and inorganic growth initiatives across the enterprise. Prior to joining Manitowoc, Mr. Ruck served as Corporate Vice President of Strategy and Acquisitions for IDEX Corporation, where he held a series of progressively responsible positions since 2010. Prior to IDEX, Mr. Ruck spent seven years with Danaher Corporation in various management positions. Mr. Ruck started his career with Motorola.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MTW. The number of shareholders of record of common stock as of December 31, 2019 was 599.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s 2026 Notes and the Company’s ABL Revolving Credit Facility described below. For the years ended December 31, 2019 and 2018, no cash dividends were declared or paid.

The Company’s ABL Revolving Credit Facility and Indenture governing the 2026 Notes defines certain payments the Company can make, such as the purchase or retirement of Company stock, prepayment of debt principal and distribution of dividends to holders of Company stock as “Restricted Payments.” These Restricted Payments may be constrained by a provision requiring a minimum fixed charge coverage ratio after giving effect to the Restricted Payments under the ABL Credit Agreement and a provision requiring a minimum consolidated total debt ratio under the 2026 Notes indenture. See additional disclosure in Note 11, “Debt” to our Consolidated Financial Statements.

See Part III, Item 12 of the Annual Report on Form 10-K for certain information regarding the Company’s equity compensation plans.

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2015	2016	2017	2018	2019
The Manitowoc Company, Inc.	(30.21)%	69.23%	64.46%	(62.46)%	18.48%
S&P 500 Index	1.38%	11.96%	21.83%	(4.38)%	31.49%
S&P 600 Industrial Machinery	(17.22)%	36.69%	22.17%	(16.96)%	25.80%

	Indexed Returns
	Years Ending December 31,
	2014	2015	2016	2017	2018	2019
The Manitowoc Company, Inc.	100.00	69.80	118.13	194.29	72.94	86.43
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
S&P 600 Industrial Machinery	100.00	82.78	113.15	138.24	114.80	144.42

Item 6. SELECTED FINANCIAL DATA

The following selected historical financial data has been derived from the Consolidated Financial Statements of Manitowoc. The data should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplemental Data.” The results of the former food service business in the years presented have been classified as discontinued operations to exclude those results from continuing operations. Amounts are in millions except share and per share data.

	2019	2018	2017	2016	2015
Net sales	$1,834.1	$1,846.8	$1,581.3	$1,613.1	$1,865.7
Gross Profit	344.1	328.1	281.9	253.3	332.2
Total operating costs and expenses (1)	235.7	347.4	273.5	396.3	332.6
Operating income (loss)	108.4	(19.3)	8.4	(143.0)	(0.4)
Total other expense	(49.4)	(52.4)	(47.9)	(125.1)	(110.6)
Income (loss) from continuing operations before income taxes	59.0	(71.7)	(39.5)	(268.1)	(111.0)
Provision (benefit) for income taxes	12.4	(4.8)	(49.5)	100.5	(41.1)
Net income (loss) from continuing operations	46.6	(66.9)	10.0	(368.6)	(69.9)
Discontinued operations: (2)
Income (loss) from discontinued operations, net of income taxes	—	(0.2)	(0.6)	(7.2)	135.4
Net income (loss)	$46.6	$(67.1)	$9.4	$(375.8)	$65.5
Basic net income (loss) per common share:
Net income (loss) from continuing operations	$1.31	$(1.88)	$0.28	$(10.70)	$(2.06)
Net income (loss) from discontinued operations	—	(0.01)	(0.02)	(0.21)	3.98
Basic net income (loss) per share	$1.31	$(1.89)	$0.26	$(10.91)	$1.92
Diluted net income (loss) per common share:
Net income (loss) from continuing operations	$1.31	$(1.88)	$0.28	$(10.70)	$(2.06)
Net income (loss) from discontinued operations	—	(0.01)	(0.02)	(0.21)	3.98
Diluted net income (loss) per share	$1.31	$(1.89)	$0.26	$(10.91)	$1.92
Cash dividends per share	$—	$—	$—	$—	$0.08
Average shares outstanding:
Basic	35,487,358	35,513,162	35,111,594	34,441,777	34,009,048
Diluted	35,641,800	35,513,162	35,854,902	34,441,777	34,009,048
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment - net	$289.9	$288.9	$303.7	$308.8	$410.7
Capital expenditures	35.1	31.7	28.9	45.9	54.9
Depreciation	35.0	36.1	38.1	45.6	50.6
TOTAL ASSETS (3)	$1,617.7	$1,541.9	$1,607.8	$1,517.8	$3,562.5
CAPITALIZATION
Current and long-term obligations	$312.2	$273.1	$274.9	$281.5	$1,397.6
Total stockholders' equity	645.9	601.3	677.5	590.5	842.3

Notes to the table above:

(1)	During 2018, the Company recorded an $82.2 million goodwill impairment charge in the EURAF segment.
(2)	Discontinued operations represent the results of operations, and subsequent adjustments related to Manitowoc’s former food service business through the March 4, 2016 spin-off.
(3)	Total assets includes assets of discontinued operations of $0.0, $0.0, $0.0, $0.0 and $1,755.7 for the years ended 2019, 2018, 2017, 2016 and 2015, respectively.

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

In Management’s Discussion and Analysis, unless otherwise indicated, references to “Manitowoc” and “the Company” refer to The Manitowoc Company, Inc. and its consolidated subsidiaries.

All dollar amounts are in millions throughout the tables included in Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable segments consist of Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Americas

	2019	Change	2018	Change	2017
Net Sales	$969.7	9.9%	$882.7	27.3%	$693.6
Operating income	$113.4	92.9%	$58.8	764.7%	$6.8

Americas net sales increased 9.9% in 2019 to $969.7 million from $882.7 million in 2018. This increase was primarily driven by market expansion in petrochemical and utility segments along with fleet replenishment. Share gains were also realized in several product lines, aided by positive market acceptance of new product introductions.

Americas operating income increased 92.9% in 2019 to $113.4 million from $58.8 million in 2018. This change was primarily due to increased revenues as discussed above, price realization, $8.3 million of lower engineering, selling and administrative costs due primarily to cost reduction actions, $3.3 million of lower restructuring expenses and better utilization of the U.S. manufacturing facilities.

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

EURAF

	2019	Change	2018	Change	2017
Net Sales	$644.9	(5.2)%	$680.6	8.2%	$628.9
Operating income (loss)	$3.8	105.6%	$(68.2)	*	$5.1

* Measure not meaningful

EURAF net sales decreased 5.2% in 2019 to $644.9 million from $680.6 million in 2018. This decrease was primarily due to $34.7 million of unfavorable changes in foreign currency exchange rates.

EURAF operating income increased in 2019 to income of $3.8 million from a loss of $68.2 million in 2018. This change was mainly due to a goodwill asset impairment charge of $82.2 million recorded in 2018. Excluding this item, operating income decreased $10.2 million. This decrease was primarily due to a $2.0 million increase in restructuring expense and $2.3 million of incremental trade show costs in 2019. This was also impacted unfavorably by $4.3 million of changes in foreign currency exchange rates.

EURAF net sales increased 8.2% in 2018 to $680.6 million from $628.9 million in 2017. This change was primarily due to higher demand for cranes in the commercial construction end market. EURAF net sales were also favorably impacted by approximately $24.0 million from changes in foreign currency exchange rates.

EURAF operating income decreased in 2018 to a loss of $68.2 million from income of $5.1 million in 2017. This change was mainly due to a goodwill asset impairment charge of $82.2 million. Excluding this item, operating income increased $8.9 million or 174.5%. This increase was primarily due to increased revenues as discussed above, strategic pricing actions on crane sales and $5.5 million from favorable changes in foreign currency exchange rates. This was partially offset by $2.0 million of increased engineering, selling and administrative costs due to trade shows in 2018 that did not occur in 2017 and increased raw material input costs of $8.0 million.

MEAP

	2019	Change	2018	Change	2017
Net Sales	$219.5	(22.6)%	$283.5	9.5%	$258.8
Operating income	$22.6	(28.3)%	$31.5	(4.8)%	$33.1

MEAP net sales decreased 22.6% in 2019 to $219.5 million from $283.5 million in 2018. The decrease was primarily due to lower shipments of cranes for the energy end markets. MEAP net sales were also unfavorably impacted by approximately $9.2 million from changes in foreign currency exchange rates.

MEAP operating income decreased 28.3% in 2019 to $22.6 million from $31.5 million in 2018. The decrease was primarily due to lower shipments of cranes as discussed above and a $2.1 million increase in restructuring expenses compared to 2018. This was partially offset by $4.2 million of lower engineering, selling and administrative costs primarily due to cost reduction actions.

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

Results of Operations for the Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017	2019 to 2018 % Change	2018 to 2017 % Change
Net sales	$1,834.1	$1,846.8	$1,581.3	(0.7)%	16.8%
Gross profit	344.1	328.1	281.9	4.9%	16.4%
Gross profit %	18.8%	17.8%	17.8%
Engineering, selling and administrative expenses	225.6	251.6	245.3	(10.3)%	2.6%
Asset impairment expense	—	82.6	0.1	*	*
Restructuring expense	9.8	12.9	27.2	(24.0)%	(52.6)%
Interest expense	32.7	39.1	39.2	(16.4)%	(0.3)%
Loss on debt extinguishment	25.0	—	—	*	*
Amortization of deferred financing fees	1.5	1.8	1.9	(16.7)%	(5.3)%
Other income (expense) - net	9.8	(11.5)	(6.8)	185.2%	(69.1)%
Provision (benefit) for income taxes	12.4	(4.8)	(49.5)	*	*
*Measure not meaningful

Net Sales

Consolidated net sales decreased 0.7% in 2019 compared to 2018. The decrease was primarily due to $44.3 million of unfavorable changes in foreign currency exchange rates and lower shipments of cranes for the energy end market in the MEAP segment. This was partially offset by an increase in crane shipments primarily in North America.

Consolidated net sales increased 16.8% in 2018 compared to 2017. The increase was primarily due to higher crane shipments across all regions. Consolidated net sales were also favorably impacted by approximately $27.0 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the year ended December 31, 2019 increased 4.9% to $344.1 million compared to $328.1 million for the year ended December 31, 2018. This increase was mainly due to favorable price realization and mix. This was partially offset by $10.8 million of unfavorable changes in foreign currency exchange rates.

As a result of favorable price realization and mix, gross profit percentage increased in 2019 to 18.8% from 17.8% in 2018.

Gross profit for the year ended December 31, 2018 increased by 16.4% to $328.1 million compared to $281.9 million for the year ended December 31, 2017. This change was due to increased net sales as discussed above.

Gross profit percentage remained flat year over year due to increased raw material input costs that were offset by strategic price increases.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses for the year ended December 31, 2019 decreased $26.0 million to $225.6 million. The decrease was primarily due to the settlement of a legal matter, which included a $8.9 million recovery of legal fees expensed in previous periods, $6.8 million from favorable changes in foreign currency exchange rates and cost reduction actions.

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

Asset Impairment Expense

Asset impairment expense for the year ended December 31, 2019 was zero compared to $82.6 million for the year ended December 31, 2018. The decrease is primarily due to a $82.2 million goodwill impairment charge that was recorded in the EURAF reporting unit in 2018.

Asset impairment expense for the year ended December 31, 2018 was $82.6 million compared to $0.1 million for the year ended December 31, 2017. The increase is primarily due to a $82.2 million goodwill impairment charge that was recorded in the EURAF reporting unit in 2018.

Restructuring Expense

Restructuring expense for the year ended December 31, 2019 totaled $9.8 million compared to $12.9 million in 2018. The costs for 2019 related primarily to severance costs for headcount reductions in Europe, North America and India.

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

Interest Expense & Amortization of Deferred Financing Fees

Interest expense for the year ended December 31, 2019 totaled $32.7 million versus $39.1 million for the year ended December 31, 2018. This decrease was primarily due to a reduction of the average effective interest rate from 11.9% in 2018 to 10.1% in 2019. The decrease in the average effective interest rate was primarily due to the refinancing of the Company’s debt completed in the first quarter of 2019. Amortization expense for deferred financing fees was $1.5 million for the year ended December 31, 2019 as compared to $1.8 million in 2018. See further detail at Note 11, “Debt” to the Consolidated Financial Statements.

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

Loss on Debt Extinguishment

During the year ended December 31, 2019, the Company recorded a $25.0 million charge associated with the refinancing of the Company’s prior credit facility and notes. The charge is composed of $16.6 million of call premium on the prior notes, $5.3 million of unamortized discount on the prior notes and $3.1 million of unamortized debt issuance costs.

Other income (expense) – Net

Other income - net for the year ended December 31, 2019 was $9.8 million. Other income – net was primarily composed of a $15.5 million benefit related to a settlement of a legal matter and a $3.5 million gain on the sale of the Company’s Manitowoc, Wisconsin manufacturing facility. This was partially offset by $4.4 million of pension benefit costs and $5.5 million of foreign currency transaction losses.

Other expense - net for the year ended December 31, 2018 was $11.5 million. Other expense – net was primarily composed of a $4.5 million non-cash pension settlement charge, $5.0 million of pension benefit costs and $2.8 million of foreign currency transaction losses. This was partially offset by $1.2 million of gains related to the sale of property, plant and equipment.

Other expense – net for the year ended December 31, 2017 was $6.8 million. Other expense – net was primarily composed of $7.2 million of pension benefit costs. This was partially offset by $0.4 million of foreign currency transaction gains.

Income Taxes

Due to the Company’s historic losses, impacts from U.S. tax reform and full valuation allowances, the effective annual tax rate is not a meaningful measure of the Company’s cash tax position or performance of the business.

The 2019 effective tax rate equaled the U.S. statutory rate of 21%. The rate was favorably impacted primarily by manufacturing and research incentives and non-U.S. income taxed at a rate other than the U.S. statutory rate. The rate was unfavorably impacted primarily by additional valuation allowances recorded during the year and U.S. tax reform.

The 2018 effective tax rate was favorably impacted primarily by the release of the unrecognized tax benefits reserve of $6.9 million and the release of the U.K valuation allowance of $12.3 million. In addition, the U.S. recognized a tax benefit of $7.8 million during the year related to deferred tax assets for which a valuation allowance was not recorded.

The 2017 effective tax rate was favorably impacted primarily by the release of the French valuation allowance, Internal Revenue Service audit closure, and U.S. tax reform.

See further detail at Note 13, “Income Taxes” to the Consolidated Financial Statements.

Non-GAAP Measures

The Company uses EBITDA, adjusted EBITDA and adjusted operating income, which are financial measures that are not prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), as additional metrics to evaluate the Company’s performance.

The Company defines EBITDA as net income (loss) before interest, income taxes, depreciation and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback of restructuring and other charges. The Company defines adjusted operating income as adjusted EBITDA excluding the addback of depreciation and amortization of intangible assets. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

The reconciliation of net income (loss) from continuing operations to EBITDA, and further to adjusted EBITDA, and to adjusted operating income and operating income (loss) is as follows:

	Year Ended December 31,
	2019	2018	2017
Net income (loss) from continuing operations	$46.6	$(66.9)	$10.0
Interest expense and amortization of deferred financing fees	34.2	40.9	41.1
Provision (benefit) for income taxes	12.4	(4.8)	(49.5)
Depreciation expense	35.0	36.1	38.1
Amortization of intangible assets	0.3	0.3	0.8
EBITDA	128.5	5.6	40.5
Restructuring expense	9.8	12.9	27.2
Asset impairment expense	—	82.6	0.1
Loss on debt extinguishment	25.0	—	—
Other non-recurring charges (1)	3.1	3.6	—
Other (income) expense - net (2)	(9.8)	11.5	6.9
Adjusted EBITDA	156.6	116.2	74.7
Depreciation expense	(35.0)	(36.1)	(38.1)
Amortization of intangible assets	(0.3)	(0.3)	(0.8)
Adjusted operating income	121.3	79.8	35.8
Restructuring expense	(9.8)	(12.9)	(27.2)
Asset impairment expense	—	(82.6)	(0.1)
Other non-recurring charges (1)	(3.1)	—	—
Other operating expenses	—	(3.6)	(0.1)
Operating income (loss)	$108.4	$(19.3)	$8.4

(1)

Other non-recurring charges primarily includes losses from a long-term note receivable resulting from the 2014 divesture of the Company’s Chinese joint venture and other non-recurring charges included in engineering, selling and administrative expenses in the Consolidated Statement of Operations.

(2)

Other (income) expense – net includes the settlement of a legal matter, foreign currency transaction (gains) losses, other components of net periodic pension costs, pension settlement charges and other miscellaneous items.

The Company uses adjusted operating cash flows and free cash flows of continuing operations, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. Adjusted operating cash flows is defined as cash flows used for operating activities of continuing operations plus cash receipts on sold accounts receivable and other one-time items. Free cash flows are defined as adjusted operating cash flows less capital expenditures. The reconciliation of cash flows used for operating activities of continuing operations to adjusted operating cash flows and further to free cash flows for the year ended December 31, 2019, 2018 and 2017 are summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Net cash used for operating activities of continuing operations	$(53.3)	$(512.8)	$(324.3)
Cash receipts on sold accounts receivable	126.3	553.1	402.8
Net payments (borrowings) on accounts receivable securitization program	75.0	(43.2)	(12.3)
Adjusted operating cash flows	148.0	(2.9)	66.2
Capital expenditures	(35.1)	(31.7)	(28.9)
Free cash flows	$112.9	$(34.6)	$37.3

Liquidity and Capital Resources

Cash Flows

The table below shows a summary of cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Net cash used for operating activities of continuing operations	$(53.3)	$(512.8)	$(324.3)
Net cash used for operating activities of discontinued operations	—	(0.2)	(0.6)
Net cash used for operating activities	$(53.3)	$(513.0)	$(324.9)
Net cash provided by investing activities	$108.4	$534.4	$381.3
Net cash provided by (used for) financing activities	$3.7	$(1.3)	$(9.7)
Cash and cash equivalents	$199.3	$140.3	$123.0

Cash Flows From Operating Activities

Cash flows used for operating activities of continuing operations in 2019 were $53.3 million and were primarily driven by trade receivables sold to the prior accounts receivable securitization program resulting in $126.3 million of cash flows being reported in cash provided by investing activities and $75.0 million of purchases of accounts receivable previously sold to the prior accounts receivable securitization program. This was partially offset by $116.5 million increase in net income excluding adjustments to reconcile net income (loss) to operating cash flows from operating activities, a $31.5 million net reduction in working capital since December 31, 2018 and $24.4 million of net cash received from the settlement of a legal matter.

Cash flows used for operating activities of continuing operations in 2018 were $512.8 million and were primarily driven by trade receivables sold to the prior accounts receivable securitization program resulting in $553.1 million of cash flows being reported in cash provided by investing activities and a $10.8 million net increase in other working capital since December 31, 2017. This was partially offset by a $51.1 million increase in net income excluding adjustments to reconcile net income (loss) to operating cash flows from operating activities.

Cash flows used for operating activities of continuing operations in 2017 were $324.3 million and were primarily driven by trade receivables sold to the prior accounts receivable securitization program resulting in $402.8 million of cash flows being reported in cash provided by investing activities. This was partially offset by a $63.1 million decrease in working capital since December 31, 2016 and a $15.4 million increase in net income excluding adjustments to reconcile net income (loss) to operating cash flows from operating activities.

Cash Flows From Investing Activities

Cash flows provided by investing activities were $108.4 million in 2019. Cash provided by investing activities in 2019 consisted of $126.3 million of cash collections on accounts receivable sold to the Company’s securitization program and $17.2 million of cash proceeds on the sale of property, plant and equipment. This was partially offset by $35.1 million of capital expenditures.

Cash flows provided by investing activities were $534.4 million in 2018. Cash provided by investing activities in 2018 primarily consisted of $553.1 million of cash collections on accounts receivable sold to the Company’s securitization program and $13.0 million of cash proceeds on the sale of property, plant and equipment. This was partially offset by capital expenditures of $31.7 million.

Cash flows provided by investing activities were $381.3 million in 2017. Cash provided by investing activities in 2017 primarily consisted of $402.8 million of cash collections on accounts receivable sold to the Company’s securitization program and $7.0 million of cash proceeds on the sale of property, plant and equipment. This was partially offset by capital expenditures of  $28.9 million.

Cash Flows From Financing Activities

Cash flows provided by financing activities during 2019 totaled $3.7 million and consisted primarily of $300.0 million of proceeds from the issuance of new high-yield notes (i.e., the 2026 Notes), partially offset by payments of $276.6 million to terminate the prior high-yield notes, $8.3 million of debt issuance costs on the ABL Revolving Credit Facility and 2026 Notes, $7.4 million from the repurchase of the Company’s common stock and $4.4 million of payments on other debt.

Cash flows used for financing activities during 2018 totaled $1.3 million and consisted of payments on debt of $3.8 million, partially offset by the exercise of stock options of $2.5 million.

Cash flows used for financing activities during 2017 totaled $9.7 million and consisted primarily of $15.6 million of long-term debt payments partially offset by $5.7 million of proceeds from stock option exercises.

Debt

On March 25, 2019, the Company and certain of its subsidiaries entered into an indenture with U.S. Bank National Association as trustee and notes collateral agent, pursuant to which the Company issued $300.0 million aggregate principal amount of senior secured second lien notes due on April 1, 2026 with an annual coupon rate of 9.000% (the “2026 Notes”). Interest on the 2026 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. The 2026 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility or that guarantees certain other debt of the Company or a guarantor. The 2026 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of the Company and of the guarantors that secure obligations under the ABL Revolving Credit Facility. The 2026 Notes were sold pursuant to exemptions from registration under the Securities Act of 1933.

Additionally, on March 25, 2019, the Company and certain subsidiaries of the Company (the “Loan Parties”) entered into a credit agreement (the “ABL Credit Agreement”) with JP Morgan Chase Bank, N.A as administrative and collateral agent, and certain financial institutions party thereto as lenders, providing for a senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”) of up to $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of 5 years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility.

Borrowings under the ABL Revolving Credit Facility bear interest at a variable rate using either the Alternative Base Rate or the Eurodollar and Overnight London Interbank Offer Rate (“LIBOR”). The variable interest rate is based upon the average quarterly availability as of the most recent determination date as follows:

Average quarterly availability	Alternative base rate spread	Eurodollar and overnight LIBOR spread
≥ 50% of Aggregate Commitment	0.25%	1.25%
< 50% of Aggregate Commitment	0.50%	1.50%

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

During the year ended December 31, 2019, the Company recorded a $25.0 million charge in the Consolidated Statement of Operations associated with the Company’s refinancing of the ABL Revolving Credit Facility and 2026 Notes. The charge is composed of $16.6 million of call premium on the Prior 2021 Notes, $5.3 million of unamortized discount on the Prior 2021 Notes and $3.1 million of unamortized debt issuance costs.

As of December 31, 2019, the Company had $16.7 million outstanding of other indebtedness with a weighted-average interest rate of approximately 5.1%. This debt includes balances on local credit lines and capital lease obligations.

As of December 31, 2019, the Company had no borrowings outstanding on the ABL Revolving Credit Facility. During the year ended December 31, 2019, the highest daily borrowing was $39.7 million and the average borrowing was $8.9 million, while the average annual interest rate was 4.15%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of December 31, 2019, the spreads for Eurodollar and Overnight LIBOR and Alternative Base Rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $206.4 million, which represents revolver borrowing capacity of $210.4 million less U.S. letters of credit outstanding of $4.0 million.

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

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

Year
2020	$3.8
2021	10.5
2022	1.7
2023	—
2024	—
Thereafter	300.7
Total	$316.7

•

The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2019 as shown on the Consolidated Balance Sheet and in Note 11, “Debt” to the Consolidated Financial Statements due to  $4.5 million of deferred financing costs related to the 2026 Notes.

As of December 31, 2019, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

Accounts Receivable Securitization and Other Financing Arrangements

The Company had maintained a Receivables Purchase Agreement among Manitowoc Funding, LLC (“MTW Funding”), as Seller, The Manitowoc Company, Inc., as Servicer, and Wells Fargo Bank, N.A., as Purchaser and as Agent, with a commitment size of $75.0 million (the “RPA”). Under the RPA (and the related Purchase and Sale Agreements referenced in the RPA), the Company’s domestic trade accounts receivable were sold to MTW Funding which, in turn, sold, conveyed, transferred and assigned to a third-party financial institution, all of MTW Funding’s rights, title and interest in a pool of receivables to the Purchaser. Transactions under the program were accounted for as sales in accordance with Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing” (“Topic 860”). This program was terminated on March 25, 2019.

The Company has two non-U.S. accounts receivable financing programs. During 2019, the Company increased the maximum limit that can be sold and outstanding under these programs from €45 million to €55 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold receivables are collected. During the year ended December 31, 2019, the Company sold €193.6 million of receivables and received cash of €193.6 million. Transactions under the program were accounted for as sales in accordance with Topic 860.

See further details at Note 12, “Accounts Receivable Securitization and Other Financing Arrangements” to the Consolidated Financial Statements.

Capital Expenditures

The Company funds capital expenditures that are intended to:

•	improve the cost structure of the Company’s business,
•	invest in new processes, products and technology and
•	maintain high-quality production standards.

The Company spent a total of $35.1 million during 2019 for capital expenditures. For the year ended December 31, 2019, depreciation was $35.0 million.

Liquidity

The Company’s debt position at various times increases our vulnerability to general adverse industry and economic conditions, and results in a meaningful portion of our cash flows from operations being used for payment of interest on our debt. This could potentially limit the Company’s ability to respond to market conditions or take advantage of future business opportunities. The Company’s ability to service its debt is dependent upon many factors, some of which are not subject to its control, such as general economic, financial, competitive, legislative, and regulatory factors. In addition, the Company’s ability to borrow additional funds under the revolving credit facility in the future will depend on the Company meeting the financial covenants contained in the ABL Revolving Credit Facility, even after taking into account such new borrowings.

The Company’s revolving credit facility, or other future facilities, may be used for working capital requirements, capital expenditures, funding future acquisitions (within the Company’s debt limitations), and other operating, investing and financing needs. The Company believes that its available cash, ABL Revolving Credit Facility, cash generated from future operations, and access to public debt and equity markets will be adequate to fund its capital and debt financing requirements for the foreseeable future.

The Company’s liquidity positions as of December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Cash and cash equivalents	$199.3	$140.3
Revolver borrowing capacity	210.4	107.8
Other debt availability	38.8	39.3
Less: Borrowings on revolver	—	—
Less: Borrowings on other debt	—	—
Less: Outstanding letters of credit	(4.0)	(11.3)
Total liquidity	$444.5	$276.1

The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs in the foreseeable future.

With the enactment of U.S. tax reform, the Company believes that its offshore cash can be accessed in a more tax efficient manner. During 2018, the Company updated its assertion that foreign earnings are permanently reinvested such that jurisdictions where cash can be tax efficiently repatriated are no longer permanently reinvested. These earnings, if repatriated to the U.S., would not result in material tax expense. However, the Company does record deferred tax liabilities related to non-U.S. withholding taxes on these unremitted earnings that are not considered permanently invested.

Both the ABL Revolving Credit Facility and 2026 Notes include customary covenants and events of default. Refer to Note 11, “Debt,” to the Consolidated Financial Statements for additional discussions of covenants for the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.   Our ABL Revolving Credit Facility and indenture governing the 2026 Notes require us to comply with certain financial ratios and tests. We were in compliance with these covenants as of December 31, 2019, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the ABL Revolving Credit Facility. Further, such acceleration would constitute an event of default under the indenture governing our 2026 Notes and other debt and could trigger cross default provisions in other agreements.

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

OFF-BALANCE SHEET ARRANGEMENTS

Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•	We have disclosed in Note 19, “Guarantees,” to the Consolidated Financial Statements our buyback commitments.

•	We have disclosed our accounts receivable securitization arrangement in Note 12, “Accounts Receivable Securitization and Other Factoring Arrangements” to the Consolidated Financial Statements.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

A summary of our significant contractual obligations as of December 31, 2019 is as follows:

	Total Committed	2020	2021	2022	2023	2024	Thereafter
Debt (including capital lease obligations)	$316.7	$3.8	$10.5	$1.7	$—	$—	$300.7
Interest on long-term debt (including capital lease obligations)	168.4	27.0	27.0	27.0	27.0	27.0	33.4
Operating leases	57.6	12.1	10.2	8.3	6.0	4.5	16.5
Purchase obligations	469.7	445.9	23.8	—	—	—	—
Total committed	$1,012.4	$488.8	$71.5	$37.0	$33.0	$31.5	$350.6

•

Unrecognized tax benefits totaling $11.5 million as of December 31, 2019, excluding related interest and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 13, “Income Taxes,” to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740 “Income Taxes.”

•

The table of contractual maturities above does not agree to the Company’s total debt as of December 31, 2019 as shown on the Consolidated Balance Sheet and in Note 11, “Debt” to the Consolidated Financial Statements due to $4.5 million of deferred financing costs related to the 2026 Notes.

At December 31, 2019, we had outstanding letters of credit that totaled $4.0 million. We also had buyback commitments with a balance outstanding of $28.5 million as of December 31, 2019. This amount is not reduced for amounts the Company would recover from the repossession and subsequent resale of collateral.

We maintain defined benefit pension plans for some of the Company’s employees and retirees. The Board of Directors has established the Retirement Plan Committee to manage the operations and administration of all benefit plans and related trusts.  For further information see Note 21, “Employee Benefit Plans” to the Consolidated Financial Statements.

In 2019, cash contributions by the Company to defined benefit pension plans were $9.0 million, and the Company estimates that its contributions will be approximately $11.1 million in 2020. Cash contributions to the Company’s 401(k) plan was $6.1 million in 2019.

Financial Risk Management

We are exposed to market risks from changes in interest rates, commodities and foreign currency exchange rates. To reduce these risks, we selectively use derivative financial instruments and other proactive management techniques. We have written policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes or speculation is strictly prohibited.

For a more detailed discussion of our accounting policies and the financial instruments that we use, please refer to Note 2, “Summary of Significant Accounting Policies,” Note 4, “Fair Value of Financial Instruments,” and Note 11, “Debt,” to the Consolidated Financial Statements.

Interest Rate Risk

The Company is exposed to fluctuating interest rates for our debt. At any time, the Company could be party to various interest rate swaps in connection with its fixed or floating rate debt. No interest rate swaps were entered into or outstanding during 2019 and 2018.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products. The Company’s business is subject to the effect of changing raw material costs caused by movements in underlying commodity prices. The Company has established programs to manage the negotiations of commodity prices. From time to time the Company may use commodity financial instruments to hedge commodity prices. No commodity financial instruments were entered into or outstanding during 2019 and 2018.

Currency Risk

The Company has manufacturing, sales and distribution facilities around the world and therefore makes investments and enters into transactions denominated in various currencies, which introduces transactional currency exchange risk.

To mitigate transactional currency exchange risk, the Company, from time-to-time, enters into foreign exchange contracts to 1) reduce the earnings and cash flows impact on non-functional currency denominated receivables and payables and 2) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time we recognize a particular purchase or sale transaction. Gains and losses resulting from hedging instruments either impact our Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged. The maturities of these foreign exchange contracts coincide with the expected underlying settlement date of the related cash inflow or outflow. The hedges of anticipated transactions are designated as cash flow hedges under the guidance of ASC No. 815 “Derivatives and Hedging.”  At December 31, 2019, the Company was party to foreign currency forward contracts with a notional value of $32.6 million, all of which are carried on the Company’s balance sheet at fair value. As of December 31, 2019, a 10% increase or decrease in the exchange rate in the Company’s portfolio of foreign currency contracts would have increased or decreased the Company’s unrealized losses by $3.3 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged.

Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end. Results of operations are translated into U.S. dollars at an average exchange rate for the period. The resulting translation adjustments are recorded in stockholders’ equity as other comprehensive income (loss). The cumulative translation adjustment recorded in accumulated other comprehensive loss at December 31, 2019 was a loss of $81.1 million.

Environmental, Health, Safety, Contingencies and Other Matters

Please refer to Part II, Item 8, Note 18, “Commitments and Contingencies,” where the Company has disclosed environmental, health, safety, contingencies and other matters.

Critical Accounting Policies

The Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing these Consolidated Financial Statements, the Company has made its best estimates and judgments of certain amounts included in the Consolidated Financial Statements giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Although the Company has listed a number of accounting policies below which the Company believes to be most critical, the Company also believes that all of the Company’s accounting policies are important to the reader. Therefore, please refer also to the Notes to the Consolidated Financial Statements for more detailed description of these and other accounting policies of the Company.

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

From time to time, the Company enters into agreements where the customer has the right to exercise a buyback option for the repurchase of a crane by the Company at an agreed upon price. The Company evaluates each agreement at the inception of the order to determine if the customer has a significant economic incentive to exercise that right. If it is determined that the customer has a significant economic incentive to exercise that right, the agreement is accounted for as a lease in accordance with ASC Topic 842 - “Leases.” If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the asset is transferred to the customer.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets - The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles - Goodwill and Other.”  Under ASC Topic 350-10, goodwill is not amortized; instead, the Company performs an annual impairment review. The date for the annual impairment review is October 31, or more frequently if events or changes in circumstances indicate that the assets might be impaired. To perform its goodwill impairment review, the Company uses a fair-value method, primarily the income approach, based on the present value of expected future cash flows. Goodwill impairment is determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. To perform its indefinite lived intangible assets impairment test, the Company uses a fair-value method, based on a relief of royalty valuation approach. Management’s judgments and assumptions about the amounts of those cash flows and the discount rates are inputs to these analyses. The estimated fair value is then compared with the carrying amount of the reporting unit or indefinite lived intangible asset. Goodwill and other intangible assets are then subject to risk of write-down to the extent that the carrying amount exceeds the estimated fair value.

The Company has three reporting units: Americas, EURAF and MEAP.

As of October 31, 2019, the Company performed its annual goodwill and indefinite-lived assets impairment tests, and based on those results, no impairment was indicated. The valuation of the goodwill is particularly sensitive to management’s assumptions of revenue growth rates and projected operating income, and an unfavorable change in those assumptions could put goodwill at risk for impairment in future periods.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. If an indicator of impairment were identified, the Company would use the income approach, which is based on the present value of expected future cash flows.

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

The Company monitors market conditions to determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted. Deterioration in the market or actual results as compared with the Company’s projections may ultimately result in a future impairment. In the event the Company determines that assets are impaired in the future, the Company would recognize a non-cash impairment charge, which could have a material adverse effect on the Company’s Consolidated Balance Sheet and Results of Operations.

Employee Benefit Plans – The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates and health care cost trend rates as of that date. The approach the Company used to determine the annual assumptions are as follows:

•

Discount Rate – The Company’s discount rate assumptions are based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of our pension plans’ participants’ demographics and benefit payment terms. The Company’s discount rate is provided by an independent third party calculated based on an appropriate mix of high-quality bonds.

•

Expected Return on Plan Assets – The Company’s expected return on plan assets assumptions are based on the Company’s expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds.

•	Compensation increase – The Company’s compensation increase assumptions reflect its long-term actual experience, the near-term outlook and assumed inflation.
•	Retirement and Mortality Rates – The Company’s retirement and mortality rate assumptions are based primarily on actual plan experience and mortality tables.
•	Health Care Cost Trend Rates – The Company’s health care cost trend rate assumptions are developed based on historical cost data, near-term outlook and an assessment of likely long-term trends.

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions when appropriate. As required by GAAP, the effects of the modifications are recorded currently or amortized over future periods. The Company has developed the assumptions with the assistance of its independent actuaries and other relevant sources, and believes that the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows. Refer to Note 21, “Employee Benefit Plans” to the Consolidated Financial Statements, for a summary of the impact of a 0.50% change in the discount rate and rate of return on plan assets would have on the Company’s financial statements.

Product Liability – The Company is subject, in the normal course of business, to product liability lawsuits. To the extent permitted under applicable laws, the Company’s exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits. The Company records product liability reserves for its self-insured portion of any pending or threatened product liability actions. The Company’s reserve is based upon two estimates. First, the Company has tracked the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon its best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, the Company determined the amount of additional reserve required to cover incurred, but not reported, product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as “IBNR”). The Company has established a position within the actuarially determined range, which it believes is the best estimate of the IBNR liability.

Income Taxes – The Company accounts for income taxes under the guidance of ASC Topic 740-10, “Income Taxes.”  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance that represents a reserve on deferred tax assets for which utilization is not more likely than not. Management judgment is required in determining its provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against its net deferred tax assets. The Company does not currently provide for additional U.S. and non-U.S. income taxes which would become payable upon repatriation of undistributed earnings of non-U.S. subsidiaries.

The Company measures and records income tax contingency accruals under the guidance of ASC Topic 740-10. The Company recognizes liabilities for uncertain income tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires the Company to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company must determine the probability of various possible outcomes. The Company reevaluates these uncertain tax positions on a quarterly basis or when new information becomes available to management. These reevaluations are based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, successfully settled issues under audit, expirations due to statutes, and new audit activity. Such a change in recognition or measurement could result in the recognition of a tax benefit or an increase to the tax accrual.

Warranties - In the normal course of business, the Company provides its customers warranties covering workmanship, and in some cases materials, on products manufactured. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties. If a product fails to comply with the Company’s warranties, it may be obligated, at its expense, to correct any defect by repairing or replacing such defective product. The Company provides for an estimate of costs that may be incurred under its warranties at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liabilities include the number of shipped units and historical and anticipated rates or warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

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

To the Board of Directors and Stockholders of The Manitowoc Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Manitowoc Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes and  schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2019 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Test

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $232.5 million as of December 31, 2019. The Company tests for impairment of goodwill annually in the fourth quarter. To test goodwill, management estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. A considerable amount of management judgment and assumptions are required in performing the impairment tests as it relates to revenue growth rates and projected operating income.

The principal considerations for our determination that performing procedures relating to the goodwill impairment test is a critical audit matter are there was significant judgment by management when developing the fair value of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions, including revenue growth rates and projected operating income.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill test, including controls over the determination of the fair value of the reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value of the reporting units, (ii) evaluating the appropriateness of the method, (iii) testing the completeness, accuracy, and relevance of underlying data, and (iv) evaluating the reasonableness of the significant assumptions, including revenue growth rates and projected operating income. Evaluating management’s assumptions related to the revenue growth rates and projected operating income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 14, 2020

We have served as the Company’s auditor since 1995.

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2019, 2018 and 2017

Millions of dollars, except per share data	2019	2018	2017
Net sales	$1,834.1	$1,846.8	$1,581.3
Cost of sales	1,490.0	1,518.7	1,299.4
Gross profit	344.1	328.1	281.9
Operating costs and expenses:
Engineering, selling and administrative expenses	225.6	251.6	245.3
Asset impairment expense	—	82.6	0.1
Amortization of intangible assets	0.3	0.3	0.8
Restructuring expense	9.8	12.9	27.2
Other operating expenses	—	—	0.1
Total operating costs and expenses	235.7	347.4	273.5
Operating income (loss)	108.4	(19.3)	8.4
Other income (expense):
Interest expense	(32.7)	(39.1)	(39.2)
Amortization of deferred financing fees	(1.5)	(1.8)	(1.9)
Loss on debt extinguishment	(25.0)	—	—
Other income (expense) — net	9.8	(11.5)	(6.8)
Total other expense	(49.4)	(52.4)	(47.9)
Income (loss) from continuing operations before income taxes	59.0	(71.7)	(39.5)
Provision (benefit) for income taxes	12.4	(4.8)	(49.5)
Net income (loss) from continuing operations	46.6	(66.9)	10.0
Discontinued operations:
Loss from discontinued operations, net of income taxes of $0.0, $0.0 and $0.0, respectively	—	(0.2)	(0.6)
Net income (loss)	$46.6	$(67.1)	$9.4
Per Share Data
Basic net income (loss) per common share:
Net income (loss) from continuing operations	$1.31	$(1.88)	$0.28
Loss from discontinued operations	—	(0.01)	(0.02)
Basic net income (loss) per share	$1.31	$(1.89)	$0.26
Diluted net income (loss) per common share:
Net income (loss) from continuing operations	$1.31	$(1.88)	$0.28
Loss from discontinued operations	—	(0.01)	(0.02)
Diluted net income (loss) per share	$1.31	$(1.89)	$0.26

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2019, 2018 and 2017

Millions of dollars	2019	2018	2017
Net income (loss)	$46.6	$(67.1)	$9.4
Other comprehensive income (loss), net of income tax:
Net unrealized gains (losses) on derivatives, net of income tax provision of $0.0, $0.0 and $0.0, respectively	0.3	(0.4)	0.4
Employee pension and postretirement benefit income (loss), net of income tax benefit of $0.2, $1.4 and $4.2, respectively	(3.7)	8.9	6.7
Foreign currency translation adjustments	(1.0)	(27.7)	58.4
Total other comprehensive income (loss), net of income tax	(4.4)	(19.2)	65.5
Comprehensive income (loss)	$42.2	$(86.3)	$74.9

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2019 and 2018

Millions of dollars, except shares data	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$199.3	$140.3
Accounts receivable, less allowances of $7.9 and $10.3, respectively	168.3	171.8
Inventories — net	461.4	453.1
Notes receivable — net	17.4	19.4
Other current assets	26.0	58.3
Total current assets	872.4	842.9
Property, plant and equipment — net	289.9	288.9
Operating lease right-of-use assets	47.6	—
Goodwill	232.5	232.8
Other intangible assets — net	116.3	118.1
Other non-current assets	59.0	59.2
Total assets	$1,617.7	$1,541.9
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$340.8	$425.2
Short-term borrowings and current portion of long-term debt	3.8	6.4
Product warranties	47.2	39.1
Customer advances	25.8	9.6
Other liabilities	23.3	16.3
Total current liabilities	440.9	496.6
Non-Current Liabilities:
Long-term debt	308.4	266.7
Operating lease liabilities	37.6	—
Deferred income taxes	5.5	5.7
Pension obligations	86.4	85.7
Postretirement health and other benefit obligations	16.4	18.3
Long-term deferred revenue	30.3	25.2
Other non-current liabilities	46.3	42.4
Total non-current liabilities	530.9	444.0
Commitments and contingencies (Note 18)
Total stockholders' equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,374,537 and 35,588,833 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	592.2	584.8
Accumulated other comprehensive loss	(121.0)	(116.6)
Retained earnings	236.2	189.6
Treasury stock, at cost (5,419,446 and 5,205,150 shares, respectively)	(61.9)	(56.9)
Total stockholders’ equity	645.9	601.3
Total liabilities and stockholders' equity	$1,617.7	$1,541.9

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2019, 2018 and 2017

Millions of dollars	2019	2018	2017
Cash Flows From Operating Activities
Net income (loss)	$46.6	$(67.1)	$9.4
Adjustments to reconcile net income (loss) to cash (used for) provided by operating activities of continuing operations:
Asset impairment expense	—	82.6	0.1
Loss from discontinued operations, net of income taxes	—	0.2	0.6
Depreciation expense	35.0	36.1	38.1
Amortization of intangible assets	0.3	0.3	0.8
Amortization of deferred financing fees	1.5	1.8	1.9
Deferred income tax (benefit) - net	1.5	(11.1)	(44.1)
Loss on early extinguishment of debt	25.0	—	—
Loss (gain) on sale of property, plant and equipment	(3.5)	0.9	0.1
Stock-based compensation expense and other	10.1	7.4	8.5
Changes in operating assets and liabilities, excluding the effects of business divestitures:
Accounts receivable	(124.2)	(553.4)	(435.5)
Inventories	(18.3)	(72.7)	51.1
Notes receivable	2.9	18.6	18.8
Other assets	23.9	2.7	4.0
Accounts payable	(59.7)	56.5	27.1
Accrued expenses and other liabilities	5.6	(15.6)	(5.2)
Net cash used for operating activities of continuing operations	(53.3)	(512.8)	(324.3)
Net cash used for operating activities of discontinued operations	—	(0.2)	(0.6)
Net cash used for operating activities	(53.3)	(513.0)	(324.9)
Cash Flows From Investing Activities
Capital expenditures	(35.1)	(31.7)	(28.9)
Proceeds from sale of property, plant and equipment	17.2	13.0	7.0
Cash receipts on sold accounts receivable	126.3	553.1	402.8
Other	—	—	0.4
Net cash provided by investing activities	108.4	534.4	381.3
Cash Flows From Financing Activities
Proceeds from revolving credit facility	139.7	—	—
Payments on revolving credit facility	(139.7)	—	—
Payments on long-term debt	(276.6)	(3.8)	(10.9)
Proceeds from long-term debt	300.0	—	0.2
Other debt - net	(4.4)	—	(4.7)
Debt issuance costs	(8.3)	—	—
Exercises of stock options including windfall tax benefits	0.4	2.5	5.7
Common stock repurchases	(7.4)	—	—
Net cash provided by (used for) financing activities	3.7	(1.3)	(9.7)
Effect of exchange rate changes on cash	0.2	(2.8)	2.4
Net increase (decrease) in cash, cash equivalents and restricted cash	59.0	17.3	49.1
Cash and cash equivalents at beginning of period	140.3	123.0	73.9
Cash and cash equivalents at end of period	$199.3	$140.3	$123.0
Supplemental Cash Flow Information
Interest paid	$36.0	$36.8	$37.0
Income taxes (refunded) paid	10.5	2.6	(7.6)

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Equity

For the years ended December 31, 2019, 2018 and 2017

Millions of dollars, except shares data	2019	2018	2017
Common Stock - Shares Outstanding
Balance at beginning of year	35,588,833	35,273,864	34,960,303
Stock options exercised	58,404	95,019	262,118
Restricted stock, net	145,482	165,404	23,566
Performance shares issued	54,860	54,546	27,877
Common stock repurchases	(473,042)	—	—
Balance at end of year	35,374,537	35,588,833	35,273,864
Common Stock - Par Value
Balance at beginning of year	$0.4	$0.4	$1.4
Adjustment due to 4-1 reverse stock split	—	—	(1.0)
Balance at end of year	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of year	$584.8	$577.6	$567.6
Adjustment due to 4-1 reverse stock split	—	—	1.0
Stock options exercised and issuance of other stock awards	(2.1)	(1.0)	2.0
Stock-based compensation	9.5	8.2	7.0
Balance at end of year	$592.2	$584.8	$577.6
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(116.6)	$(97.4)	$(162.9)
Other comprehensive income (loss)	(4.4)	(19.2)	65.5
Balance at end of year	$(121.0)	$(116.6)	$(97.4)
Retained Earnings
Balance at beginning of year	$189.6	$256.7	$247.3
Net income (loss)	46.6	(67.1)	9.4
Balance at end of year	$236.2	$189.6	$256.7
Treasury Stock
Balance at beginning of year	$(56.9)	$(59.8)	$(62.9)
Stock options exercised and issuance of other stock awards	2.4	2.9	3.1
Common stock repurchases	(7.4)	—	—
Balance at end of year	$(61.9)	$(56.9)	$(59.8)
Total equity	$645.9	$601.3	$677.5

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Company and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc” and the “Company”) was founded in 1902 and has over a 117-year tradition of providing high-quality, customer-focused products and support services to its markets. Manitowoc is one of the world’s leading providers of engineered lifting solutions. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, and supports comprehensive product lines of mobile telescopic cranes, tower cranes, lattice-boom crawler cranes, and boom trucks under the Grove, Manitowoc, National Crane, Potain, Shuttlelift and Manitowoc Crane Care brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure and residential construction end markets. Additionally, its Manitowoc Crane Care offering leverages Manitowoc's installed base of approximately 149,000 cranes to provide aftermarket parts and services to enable its customers to manage their fleets more effectively and improve their return on investment. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc Crane Care provides the Company with a consistent stream of recurring revenue. Manitowoc is a Wisconsin corporation and its principal executive offices are located at 11270 West Park Place Suite 1000, Milwaukee, Wisconsin 53224.

Basis of Presentation The consolidated financial statements include the accounts of The Manitowoc Company, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Certain prior period amounts have been reclassified to conform to the current period presentation. All amounts, except per share and share amounts, are in millions of dollars throughout the tables in these notes unless otherwise indicated.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents The Company considers all cash and short-term investments purchased with an original maturity of three months or less as cash and cash equivalents.

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

Goodwill and Other Intangible Assets The Company accounts for goodwill and other intangible assets under the guidance of Accounting Standards Codification (“ASC”) Topic 350-10, “Intangibles — Goodwill and Other.” Under ASC Topic 350-10, goodwill is not amortized; instead, the Company performs an annual impairment review. The date for the annual impairment review is October 31, or more frequently if events or changes in circumstances indicate that the assets might be impaired. To test goodwill, the Company estimates the fair values of its reporting units using the income approach based on the present value of expected future cash flows, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

The Company’s other intangible assets with indefinite lives, including trademarks and tradenames and distribution networks, are not amortized but are tested for impairment annually, or more frequently, as events dictate. For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount. See Note 9, “Goodwill and Other Intangible Assets,” for further details on our impairment assessments. The Company’s intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.

The Company’s other intangible assets subject to amortization are amortized straight-line over the following estimated useful lives:

Useful lives
Patents	20 years
Customer relationships	20 years

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

Property, plant and equipment are depreciated over the following estimated useful lives:

Years
Building and improvements	2 - 43
Machinery, equipment and tooling	3 - 18
Furniture and fixtures	3 - 10
Computer hardware and software	2 - 10
Rental cranes	5 - 15

Property, plant and equipment also includes cranes accounted for as operating leases. Equipment accounted for as operating leases includes rental cranes leased directly to the customer and cranes for which the Company has assisted in the financing arrangement, whereby the Company has made a buyback commitment in which the customer has a significant economic incentive of exercising. Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life. Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement to the buyback amount at the end of the lease period. The amount of buyback and rental equipment included in property, plant and equipment amounted to $51.2 million and $49.4 million, net of accumulated depreciation, at December 31, 2019 and 2018, respectively.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable. The Company conducts its impairment analyses in accordance with ASC Topic 360-10-5 “Property, Plant and Equipment” (“Topic 360”). Topic 360 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows. If an impairment is determined to exist, any related impairment loss is calculated based upon comparison of the expected undiscounted future cash flows to the net book value of the assets.

Warranties Estimated standard manufacturing warranty costs are recorded in cost of sales at the time of sale of the warranted products based on historical warranty experience for the related product or estimates of projected costs due to specific warranty issues on new products. These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances or actual experience. When a customer purchases an extended warranty, revenue associated with the extended warranty is deferred and recognized over the life of the extended warranty period. Costs related to the extended warranty are expensed as incurred.

Product Liabilities The Company records product liability reserves for its self-insured portion of any pending or threatened product liability actions when losses are probable and reasonably estimable. The reserve is based upon two estimates. First, the Company tracks the population of all outstanding pending and threatened product liability cases to determine an appropriate case reserve for each based upon the Company’s best judgment with the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case. Second, the Company determines the amount of additional reserve required to cover incurred, but not reported, product liability obligations and to account for possible adverse development of the established case reserves utilizing actuarially developed estimates.

Derivative Financial Instruments and Hedging Activities The Company has policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates, commodities and interest rates. The Company follows the guidance in accordance with ASC No. 815 “Derivatives and Hedging” (“Topic 815”). The fair values of all outstanding derivatives are recorded in the Consolidated Balance Sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (loss) (“AOCI”) depending on whether the derivative is designated and qualifies as a cash flow hedge.

The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure, commodity price exposure or variable interest rate exposure, primarily using foreign currency exchange contracts (“FX Forward Contracts”), commodity contracts and interest rate contracts, respectively. These instruments are designated as cash flow hedges in accordance with Topic 815 and are recorded in the Consolidated Balance Sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales and costs related to sales and interest expense, occur and affect earnings. These contracts are highly effective in hedging the variability in future cash attributable to changes in currency exchange rates, commodity prices or interest rates.

The amount reported as derivative instrument fair market value adjustment in the AOCI account within the Consolidated Statements of Comprehensive Income (Loss) represents the net gain (loss) on foreign currency exchange contracts designated as cash flow hedges, net of income taxes.

Stock-Based Compensation The Company recognizes expense for all stock-based compensation with graded vesting on a straight-line basis over the vesting period of the entire award. Stock-based compensation plans are described more fully in Note 16, “Stock-Based Compensation.”

Research and Development Research and development costs are charged to expense as incurred and amounted to $31.1 million, $35.2 million and $37.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Research and development costs include salaries, materials, contractor fees and other administrative costs.

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

Earnings Per Share Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year or period. The calculation of diluted earnings (loss) per share reflects the effect of all dilutive potential shares that were outstanding during the respective periods, unless the effect of doing so is antidilutive. The Company uses the treasury stock method to calculate the effect of outstanding stock-based compensation awards.

Comprehensive Income (Loss) Comprehensive income (loss) includes, in addition to net earnings, other items that are reported as direct adjustments to Manitowoc stockholders’ equity. These items are foreign currency translation adjustments, employee postretirement benefit adjustments and the change in fair value of certain derivative instruments.

Recent Accounting Changes and Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 “Income Taxes (Topic 740).” The amendments in this ASU simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for annual periods beginning after December 15, 2020. The Company is currently evaluating the impact the adoption of the ASU will have on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles – Goodwill and Other – Internal-use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract.” The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard is effective for annual periods beginning after December 15, 2019. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 - “Leases,” which is intended to improve financial reporting on leasing transactions. This was further clarified with technical corrections issued within ASU 2018-10 and ASU 2018-11. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by lease terms of more than 12 months. The Company adopted this ASU as of January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s Consolidated Statement of Operations and Consolidated Statement of Cash Flows. The updated disclosures are included in Note 22, “Leases.”

3. Revenues

Significant Accounting Policy

Revenue is recognized when obligations under the terms of a contract with the Company’s customer are satisfied; generally this occurs with the transfer of control of the Company’s cranes or aftermarket parts or completion of performance of services. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company recognizes revenue for extended warranties beyond the base warranties over the life of the extended warranty period.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and are collected by the Company from a customer, are excluded from revenue.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are categorized as a fulfillment cost and are included in cost of sales on the Consolidated Statement of Operations.

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

From time to time, the Company enters into agreements where the customer has the right to exercise a buyback option for the repurchase of a crane by the Company at an agreed upon price. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise that right. If it is determined that the customer has a significant economic incentive to exercise that right, the agreement is accounted for as a lease in accordance with ASC Topic 842 “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the asset is transferred to the customer. Refer to Note 19, “Guarantees” for additional information.

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

Customer Advances

The Company records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. The table below shows the change in the customer advances balance for the year ended December 31, 2019 and 2018 which are included in current liabilities in the Consolidated Balance Sheet.

	2019	2018
Balance at beginning of period	$9.6	$12.7
Cash received in advance of satisfying performance obligation	112.2	96.5
Revenue recognized	(96.3)	(98.5)
Currency translation	0.3	(1.1)
Balance at end of period	$25.8	$9.6

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

4. Fair Value of Financial Instruments

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2019 and 2018 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total
Current Assets:
FX Forward Contracts	$—	$0.1	$—	$0.1
Current Liabilities:
FX Forward Contracts	$—	$0.1	$—	$0.1

	Fair Value as of December 31, 2018
	Level 1	Level 2	Level 3	Total
Current Assets:
FX Forward Contracts	$—	$0.1	$—	$0.1
Current Liabilities:
FX Forward Contracts	$—	$1.8	$—	$1.8

The fair value of the senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $316.1 million as of December 31, 2019.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, deferred purchase price notes on receivables sold (see Note 12, “Accounts Receivable Securitization and Other Factoring Arrangements”) and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of December 31, 2019 due to the short-term nature of these instruments.

FX Forward Contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2. See Note 5, “Derivative Financial Instruments” for additional information.

5. Derivative Financial Instruments

The Company’s risk management objective is to ensure that business exposures to risks are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures. Operating decisions consider these associated risks and, whenever possible, transactions are structured to avoid or mitigate these risks.

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to these types of transactions during the years ended December 31, 2019, 2018 and 2017.

The Company had FX Forward Contracts with an aggregate notional amount of $32.6 million and $76.8 million outstanding as of December 31, 2019 and 2018, respectively. The aggregate notional amount outstanding as of December 31, 2019 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in Euros. As of December 31, 2019 and 2018, the fair value of these contracts was a net zero balance and a net current liability of $1.7 million, respectively. Net unrealized gains (losses), net of income tax, recorded in accumulated other comprehensive income (loss) were zero and $(0.3) million as of December 31, 2019 and 2018, respectively.

The following table provides the amount of gains or losses recorded in the Consolidated Statement of Operations for FX Forward Contracts for the years ended December 31, 2019 and 2018.

	Recognized Location	2019	2018	2017
Designated	Cost of sales	$3.1	$5.0	$0.6
Non-Designated	Other income (expense) - net	3.9	(1.9)	(0.8)

6. Inventories

The components of inventories as of December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Raw materials	$156.3	$159.2
Work-in-process	116.3	112.0
Finished goods	239.4	238.0
Total inventories	512.0	509.2
Excess and obsolete inventory reserve	(50.6)	(56.1)
Inventories — net	$461.4	$453.1

7. Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of the amounts due. Long-term notes receivable are included within other non-current assets on the Consolidated Balance Sheet. Current and long-term notes receivable balances primarily relate to the Company's captive finance entity in China. The Company also has a long-term note receivable balance related to the 2014 sale of Manitowoc Dong Yue. During 2019 and 2018, the Company recorded $2.8 million and $3.6 million, respectively, related to the write down of the note with Manitowoc Dong Yue to the anticipated collection amount based on current expectations. As of December 31, 2019, the Company had current and long-term notes receivable in the amounts of $17.4 million and $16.3 million, respectively. As of December 31, 2018, the Company had current and long-term notes receivable in the amounts of $19.4 million and $17.0 million, respectively.

8. Property, Plant and Equipment

The components of property, plant and equipment as of December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Land	$24.0	$24.1
Building and improvements	197.3	195.3
Machinery, equipment and tooling	274.2	269.4
Furniture and fixtures	18.5	16.4
Computer hardware and software	119.3	117.1
Rental cranes	77.7	84.0
Construction in progress	11.2	9.6
Total cost	722.2	715.9
Less accumulated depreciation	(432.3)	(427.0)
Property, plant and equipment — net	$289.9	$288.9

The Company recorded no asset impairment charges for the year ended December 31, 2019. For the year ended December 31, 2018, the Company recorded $0.4 million in asset impairment charges.

Assets Held for Sale

As of December 31, 2018, the Company had classified $12.9 million as assets held for sale within other current assets on the Consolidated Balance Sheets related to the Manitowoc, Wisconsin manufacturing buildings and land. During 2019, the Company sold the Manitowoc, Wisconsin manufacturing buildings and land previously classified as assets held for sale, which resulted in a $3.5 million gain recorded within other income (expense) – net on the Consolidated Statements of Operations.

9. Goodwill and Other Intangible Assets

The Company performs its annual goodwill and indefinite lived assets impairment testing during the fourth quarter. Based on the results of that test, no impairment was indicated in 2019. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired.

During the year ended December 31, 2018, the Company recorded a non-cash goodwill impairment charge of $82.2 million in the EURAF reporting unit. The goodwill impairment charge resulted from a reduction in the estimated fair value of the reporting unit based on the continued decline in the Company’s equity market capitalization and lower forecasted results in the region.

A considerable amount of management judgment and assumptions are required in performing the impairment tests as it relates to revenue growth rates and projected operating income. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairment charges could be required. Weakening industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in the use of the assets or in entity structure may adversely impact the assumptions used in the valuations. The Company continually monitors market conditions and determines if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted. In the event the Company determines that assets are impaired in the future, the Company would recognize a non-cash impairment charge, which could have a material adverse effect on the Company’s Consolidated Balance Sheets and Results of Operations.

The changes in carrying amount of goodwill for the years ended December 31, 2019 and 2018 are as follows:

	Americas	EURAF	MEAP	Consolidated
Balance as of January 1, 2018	$166.5	$85.9	$68.9	$321.3
Foreign currency impact	—	(3.7)	(2.6)	(6.3)
Goodwill impairment	—	(82.2)	—	(82.2)
Net balance as of December 31, 2018	166.5	—	66.3	232.8
Foreign currency impact	—	—	(0.3)	(0.3)
Net balance as of December 31, 2019	$166.5	$—	$66.0	$232.5

The gross carrying amount and accumulated amortization of the Company’s intangible assets other than goodwill are as follows as of December 31, 2019 and 2018.

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Trademarks and tradenames	$95.3	$—	$95.3	$96.7	$—	$96.7
Customer relationships	10.0	(8.5)	1.5	10.1	(8.4)	1.7
Patents	29.5	(28.7)	0.8	29.8	(29.0)	0.8
Distribution network	18.7	—	18.7	18.9	—	18.9
Net balance	$153.5	$(37.2)	$116.3	$155.5	$(37.4)	$118.1

Amortization of intangible assets for the years ended December 31, 2019, 2018 and 2017 was $0.3 million, $0.3 million and $0.8 million, respectively. Excluding the impact of any future acquisitions, divestitures or impairments, the Company anticipates amortization will be approximately $0.3 million per year through 2022.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2019 and 2018 are summarized as follows:

	2019	2018
Trade accounts payable	$187.1	$249.2
Employee-related expenses	56.6	59.5
Accrued vacation	20.2	24.3
Miscellaneous accrued expenses	76.9	92.2
Total accounts payable and accrued expenses	$340.8	$425.2

11. Debt

Outstanding debt as of December 31, 2019 and 2018 is summarized as follows:

	2019	2018
Senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2021	—	254.2
Senior secured second lien notes due 2026	300.0	—
Other	16.7	21.2
Deferred financing costs	(4.5)	(2.3)
Total debt	312.2	273.1
Short-term borrowings and current portion of long-term debt	(3.8)	(6.4)
Long-term debt	$308.4	$266.7

On March 25, 2019, the Company and certain of its subsidiaries entered into an indenture with U.S. Bank National Association as trustee and notes collateral agent, pursuant to which the Company issued $300.0 million aggregate principal amount of senior secured second lien notes due on April 1, 2026 with an annual coupon rate of 9.000%. Interest on the 2026 Notes is payable in cash semi-annual in arrears on April 1 and October 1 of each year. The 2026 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility (as defined below) or that guarantees certain other debt of the Company or a guarantor. The 2026 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of the Company and of the guarantors that secure obligations under the ABL Revolving Credit Facility. The 2026 Notes were sold pursuant to exemptions from registration under the Securities Act of 1933.

Additionally, on March 25, 2019, the Company and certain subsidiaries of the Company (the “Loan Parties”) entered into a credit agreement (the “ABL Credit Agreement”) with JP Morgan Chase Bank, N.A. as administrative and collateral agent, and certain financial institutions party thereto as lenders, providing for a senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”) of up to $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of 5 years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility.

Borrowings under the ABL Revolving Credit Facility bear interest at a variable rate using either the Alternative Base Rate or the Eurodollar and Overnight London Interbank Offer Rate (“LIBOR”). The variable interest rate is based upon the average quarterly availability as of the most recent determination date as follows:

Average quarterly availability	Alternative base rate spread	Eurodollar and overnight LIBOR spread
≥ 50% of Aggregate Commitment	0.25%	1.25%
< 50% of Aggregate Commitment	0.50%	1.50%

The Company used the initial extension credit under the ABL Revolving Credit Facility, together with the net proceeds from the offering of the 2026 Notes, to (i) redeem all of the Company’s $260.0 million in outstanding 12.750% Senior Secured Second Lien Notes due 2021 (the “Prior 2021 Notes”); (ii) repay all obligations outstanding, and terminate all commitments, under (x) the Company’s previous $225.0 million ABL Revolving Credit Facility (“Prior ABL Facility”) and (y) $75.0 million AR Securitization Facility; and (iii) pay related fees and expenses, including $16.6 million of call premium on the Prior 2021 Notes, $5.0 million of closing costs and $4.6 million of accrued interest.

During the year ended December 31, 2019, the Company recorded a $25.0 million charge in the Consolidated Statement of Operations associated with the Company’s refinancing of the ABL Revolving Credit Facility and 2026 Notes. The charge is composed of $16.6 million of call premium on the Prior 2021 Notes, $5.3 million of unamortized discount on the Prior 2021 Notes and $3.1 million of unamortized debt issuance costs.

As of December 31, 2019, the Company had outstanding $16.7 million of other indebtedness that has a weighted-average interest rate of approximately 5.1%. This debt includes balances on local credit lines and other financing arrangements obligations.

As of December 31, 2019, the Company did not have an outstanding balance on the ABL Revolving Credit Facility and no borrowings on the Prior ABL Facility as of December 31, 2018. During the year ended December 31, 2019, the highest daily borrowing under either ABL facility was $39.7 million and the average borrowing was $8.9 million, while the average annual interest rate was 4.15%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of December 31, 2019, the spreads for Eurodollar and Overnight LIBOR and Alternative Base Rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $206.4 million, which represents revolver borrowing capacity of $210.4 million less U.S. letters of credit outstanding of $4.0 million.

Both the ABL Revolving Credit Facility and 2026 Notes include customary covenants which include, without limitation, restrictions on, the Company’s ability and the ability of the Company’s restricted subsidiaries to incur, assume or guarantee additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates and designate the Company’s subsidiaries as unrestricted. Both the ABL Revolving Credit Facility and the 2026 Notes also include customary events of default.

Additionally, the ABL Revolving Credit Facility contains a covenant requiring the Company to maintain a minimum fixed charge coverage ratio under certain circumstances set forth in the ABL Credit Agreement.

The aggregate scheduled future maturities of outstanding debt obligations as of December 31, 2019 is as follows:

Year
2020	$3.8
2021	10.5
2022	1.7
2023	—
2024	—
Thereafter	300.7
Total	$316.7

•	The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2019 as shown on the Consolidated Balance Sheet due to $4.5 million of deferred financing costs.

As of December 31, 2019, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12. Accounts Receivable Securitization and Other Factoring Arrangements

The Company had maintained a Receivables Purchase Agreement (“RPA”) among Manitowoc Funding, LLC (“MTW Funding”), as Seller, The Manitowoc Company, Inc., as Servicer, and Wells Fargo Bank, N.A., as Purchaser and as Agent, with a commitment size of $75.0 million. Under the RPA (and the related Purchase and Sale Agreements referenced in the RPA), the Company’s domestic trade accounts receivable were sold to MTW Funding which, in turn, sold, conveyed, transferred and assigned to a third-party financial institution (“Purchaser”), all of MTW Funding’s rights, title and interest in a pool of receivables to the Purchaser. Transactions under the program are accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing” (“Topic 860”). This program was terminated on March 25, 2019.

Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled $149.0 million and $863.5 million as of December 31, 2019 and 2018, respectively. Cash proceeds received from customers related to the receivables previously sold for the years ended December 31, 2019 and 2018 were $182.8 million and $781.6 million, respectively.

Sales of trade receivables under the program reflected as a reduction of accounts receivable in the accompanying Consolidated Balance Sheets were zero and $75.0 million as of December 31, 2019 and 2018, respectively. The proceeds received, including collections on the deferred purchase price notes, are included in cash flows from operating activities in the accompanying Consolidated Statements of Cash Flows. The Company deems the interest rate risk related to the deferred purchase price notes to be de minimis, primarily because the average collection cycle of the related receivables is less than 60 days; and as such, the fair value of the Company’s deferred purchase price notes approximates book value. The fair value of the deferred purchase price notes recorded as of December 31, 2019 and 2018 was zero and $71.5 million, respectively, and is included in accounts receivable in the accompanying Consolidated Balance Sheets. For the years ended December 31, 2019, 2018 and 2017 non-cash investing activities related to the increase in the deferred purchase price was zero, $594.2 million and $538.1 million, respectively.

The Company has two non-U.S. accounts receivable financing programs. During 2019, the Company increased the maximum availability under these programs from €45 million to €55 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold are collected. During the year ended December 31, 2019, the Company sold €193.6 million of receivables and received €193.6 million of cash on the sold receivables. The Company also has one U.S. accounts receivable financing program. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with Topic 860.

13. Income Taxes

Income (loss) from continuing operations before income taxes for the years ended December 31, 2019, 2018 and 2017 is summarized as follows:

	2019	2018	2017
Income (loss) from continuing operations before income taxes:
U.S.	$(10.0)	$(76.4)	$(98.5)
Non-U.S.	69.0	4.7	59.0
Total	$59.0	$(71.7)	$(39.5)

Income tax provision (benefit) for the years ended December 31, 2019, 2018 and 2017 is summarized as follows:

	2019	2018	2017
Current:
U.S. Federal and state	$(0.7)	$(7.3)	$(12.8)
Non-U.S.	11.6	13.6	7.4
Total current	$10.9	$6.3	$(5.4)
Deferred:
U.S. Federal and state	$0.2	$(6.2)	$(7.0)
Non-U.S.	1.3	(4.9)	(37.1)
Total deferred	$1.5	$(11.1)	$(44.1)
Income tax provision (benefit)	$12.4	$(4.8)	$(49.5)

The U.S. federal statutory income tax rate is reconciled to the Company’s effective income tax rate for continuing operations for the years ended December 31, 2019, 2018 and 2017 as follows:

	2019	2018	2017
U.S. federal income tax at statutory rate	21.0%	21.0%	35.0%
U.S. state income tax provision	(0.2)	4.3	16.3
Manufacturing & research incentives	(5.2)	2.4	7.9
Taxes on non-U.S. income which differ from the U.S. statutory rate	(4.4)	(3.2)	41.5
Adjustments for unrecognized tax benefits	(2.2)	9.6	0.5
Adjustments for valuation allowances	7.6	(1.8)	287.7
U.S. Tax Reform	6.9	2.5	(228.3)
Goodwill impairment	—	(24.6)	—
Other items	(2.5)	(3.6)	(35.4)
Effective income tax rate	21.0%	6.6%	125.2%

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Tax Reform Act”). This legislation significantly changed U.S. tax law by, among other things, lowering corporate income tax rates, and imposing a repatriation tax on deemed repatriated earnings of non-U.S. subsidiaries. The Tax Reform Act permanently reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.

The Tax Reform Act provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits through the year ended December 31, 2017. The Transition Tax, which was completed in 2018, resulted in recording a total Transition Tax obligation of $57.2 million, however there was no U.S. cash tax impact due to net operating loss utilization. On January 15, 2019, the U.S. Treasury released final regulations under amended Internal Revenue Code Section 965. The Company accounted for the effects of the new regulations during the first quarter of 2019, the period in which the regulations were issued. There was no material change resulting from application of the new regulations.

Beginning in 2018, the Tax Reform Act includes two new U.S. corporate tax provisions, the global intangible low-taxed income (“GILTI”) and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. The Company has elected to treat GILTI as a period cost. The BEAT provision in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related non-U.S. corporations, and imposes a minimum tax if the amount is greater than the regular tax. The Company evaluated the GILTI and BEAT provisions, resulting in no financial statement impact for the year ended December 31, 2019, and $0.0 and $0.4 million, respectively, for the year ended December 31, 2018. While GILTI resulted in an inclusion of non-U.S. earnings of $19.9 and $30.4 million, respectively, for the years ended December 31, 2019 and 2018, because of the Company’s net operating losses and valuation allowance, there was no net financial statement impact.

The 2019 and 2018 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than the federal income tax rate of 21%. The 2017 effective tax rates were favorably impacted by income earned in jurisdictions where the statutory rate was less than the federal income tax rate of 35%. The rate reconciling items included above, when adjusted for actual dollar values, are consistent with prior year. The percentage impact is higher in 2017 due to the lower consolidated pretax loss and the higher 2017 U.S. federal rate.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets.

The Company has recorded valuation allowances on the deferred tax assets in Brazil, China Leasing, Germany, India, Netherland Antilles, U.K., and the U.S. as it is more likely than not that they will not be utilized. During 2018, the Company partially released the valuation allowance in the U.K. resulting in a $12.3 million tax benefit. The 2018 tax provision was impacted by a net increase of $1.3 million primarily related to additional valuation allowances recorded in the U.S., partially offset by the U.K. valuation allowance release noted above. The 2019 tax provision was impacted by a net increase of $4.5 million related to additional valuation allowances recorded in the various jurisdictions noted above.

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

For 2019, the only significant item included in Other items was the favorable resolution of the German income tax audit. For 2018, the only significant item included in Other items was the $1.7 million of deferred taxes related to the update of the Company’s permanent reinvestment of foreign earnings assertion (discussed further below). For 2017, the only significant item included in Other items was the IRS audit resolution.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

	2019	2018
Non-current deferred income tax assets (liabilities):
Inventories	$24.3	$22.7
Accounts receivable	(3.7)	(4.2)
Property, plant and equipment	(8.2)	(14.0)
Intangible assets	(34.1)	(34.8)
Deferred employee benefits	39.8	40.7
Product warranty reserves	8.6	6.6
Product liability reserves	3.0	4.0
Tax credits	5.4	7.1
Loss and other tax attribute carryforwards	125.7	137.8
Deferred revenue	5.8	5.1
Other	11.9	4.2
Total non-current deferred income tax assets	178.5	175.2
Less valuation allowance	(157.1)	(153.1)
Net deferred income tax assets, non-current	$21.4	$22.1

The net deferred tax assets are reflected in the Consolidated Balance Sheets for the years ended December 31, 2019 and 2018 as follows:

	2019	2018
Long-term income tax assets, included in other non-current assets	$26.9	$27.8
Long-term deferred income tax liability	(5.5)	(5.7)
Net deferred income tax asset	$21.4	$22.1

With the enactment of the Tax Reform Act, the Company believes that its offshore cash can be accessed in a more tax efficient manner. Therefore, in 2018, the Company updated its assertion that foreign earnings are permanently reinvested such that jurisdictions where cash can be tax efficiently repatriated are no longer permanently reinvested. As of December 31, 2019, $1.8 million of deferred taxes were provided on approximately $255.3 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. As of December 31, 2018, $1.7 million of deferred taxes were provided on approximately $322.0 million of unremitted earnings of Non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $430.9 million of additional unremitted earnings of non-U.S. subsidiaries for which it has not currently provided deferred taxes, as of December 31, 2019. These earnings, if repatriated to the U.S., would not result in a material tax expense. As of December 31, 2017, the Company did not record a deferred tax liability related to its non-U.S. earnings that could have been remitted. Because of immateriality, the associated deferred tax liability is included with other items on the schedule of temporary differences and carryforwards above.

The Company has approximately $39.5 million of interest expense carryforwards that is not subject to any time restrictions for future use. The utilization of the interest expense carryforwards is annually limited to 30% of adjusted taxable income. The carryforward is offset by a valuation allowance.

The Company has approximately $677.4 million of U.S. state net operating loss carryforwards, which are available to reduce future U.S. state tax liabilities. These U.S. state net operating loss carryforwards expire at various times through 2039. The Company has recorded a full valuation allowance related to the U.S. state net operating losses.

The Company has approximately $327.2 million of non-U.S. loss carryforwards, which are available to reduce future non-U.S. tax liabilities. Substantially all of the non-U.S. loss carryforwards are not subject to any time restrictions on their future use, and $160.1 million are offset by a valuation allowance.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, U.S. state and non-U.S. jurisdictions. The following table provides the open tax years for which the Company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. Federal	2016 — 2019
China	2009 — 2019
France	2016 — 2019
Germany	2015 — 2019

Among other regular and ongoing examinations by U.S. federal, U.S. state and non- U.S. jurisdictions globally, the Company closed the audit with German tax authorities for calendar years 2011 to 2014. German tax authorities are scheduled to begin an audit of 2015 to 2017 in 2020. There have been no significant developments with respect to the Company’s ongoing tax audits in other jurisdictions.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of December 31, 2019, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cashflows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cashflows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

During the years ended December 31, 2019, 2018 and 2017, the Company recorded a change to gross unrecognized tax benefits including interest and penalties of $1.7 million, $7.6 million, and $1.7 million, respectively.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized provision (benefit) for income taxes in the Consolidated Statements of Operations of $(0.3) million, $(1.0) million, and $0.3 million, respectively, for interest and penalties related to uncertain tax liabilities. As of December 31, 2019, 2018, and 2017, the Company has accrued interest and penalties of $6.4 million and $6.7 million, and $7.7 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Balance at beginning of year	$12.8	$19.5	$21.5
Additions based on tax positions related to the current year	0.5	0.3	0.9
Additions for tax positions of prior years	0.3	0.5	4.9
Reductions for tax positions of prior years	—	(1.7)	(0.5)
Reductions based on settlements with taxing authorities	(0.6)	(0.6)	(6.7)
Reductions for lapse of statute	(1.5)	(5.2)	(0.6)
Balance at end of year	$11.5	$12.8	$19.5

Approximately $7.2 million, $7.2 million, and $13.1 million of the Company’s unrecognized tax benefits as of December 31, 2019, 2018, and 2017, respectively, would impact the effective tax rate.

During the next twelve months, the unrecognized tax benefits are not expected to significantly increase or decrease because the Company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.

14. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding of 35.5 million, 35.5 million and 35.1 million for the year ended December 31, 2019, 2018 and 2017, respectively.

Equity incentive instruments for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments of 1,527,645, zero and 36,300 common shares were excluded from the computation of diluted net earnings per share for the years ended December 31, 2019, 2018 and 2017, respectively. Due to the net loss during the year ended December 31, 2018, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for this period.

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	2019	2018	2017
Basic weighted average common shares outstanding	35,487,358	35,513,162	35,111,594
Effect of dilutive securities - stock awards	154,442	—	743,308
Diluted weighted average common shares outstanding	35,641,800	35,513,162	35,854,902

15. Equity

Authorized capitalization consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of December 31, 2019, the Company has authorization to purchase up to $30.0 million of the Company’s common stock at management’s discretion. During 2019, the Company purchased $7.4 million of the Company’s common stock under this authorization.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s 2026 Notes and the Company’s ABL Revolving Credit Facility. No cash dividends were declared or paid in the years ended December 31, 2019, 2018, and 2017.

The components of accumulated other comprehensive loss as of December 31, 2019 and 2018 are as follows:

	2019	2018
Foreign currency translation	$(81.1)	$(80.1)
Derivative instrument fair market value, net of income tax provision of $0.0 and $0.0	—	(0.3)
Employee pension and postretirement benefit adjustments, net of income benefit of $13.7 and $13.5	(39.9)	(36.2)
Total accumulated other comprehensive loss	$(121.0)	$(116.6)

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the years ended December 31, 2018 and 2019 are as follows:

	Gains (Losses) on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2017	$0.1	$(45.1)	$(52.4)	$(97.4)
Other comprehensive income (loss) before reclassifications	(5.4)	3.5	(27.7)	(29.6)
Amounts reclassified from accumulated other comprehensive income	5.0	5.4	—	10.4
Net current period other comprehensive income (loss)	(0.4)	8.9	(27.7)	(19.2)
Balance at December 31, 2018	(0.3)	(36.2)	(80.1)	(116.6)
Other comprehensive loss before reclassifications	(2.8)	(5.5)	(1.0)	(9.3)
Amounts reclassified from accumulated other comprehensive income	3.1	1.8	—	4.9
Net current period other comprehensive income (loss)	0.3	(3.7)	(1.0)	(4.4)
Balance at December 31, 2019	$—	$(39.9)	$(81.1)	$(121.0)

A reconciliation of the reclassifications out of accumulated other comprehensive loss, net of income taxes, for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	2019	2018	2017		Recognized Location
Gains and losses on cash flow hedges
FX Forward Contracts	$(3.1)	$(5.0)	$(0.7)		Cost of sales
Total before income taxes	(3.1)	(5.0)	(0.7)
Income tax provision	—	—	—
Total, net of income taxes	$(3.1)	$(5.0)	$(0.7)
Amortization of pension and postretirement items
Actuarial losses	$(4.6)	$(5.0)	$(5.2)	(a)	Other expense - net
Amortization of prior service cost	2.8	2.7	1.3	(a)	Other expense - net
Pension settlement charge	—	(4.5)	—	(a)	Other expense - net
Total before income taxes	(1.8)	(6.8)	(3.9)
Income tax benefit	—	1.4	4.2
Total, net of income taxes	$(1.8)	$(5.4)	$0.3

Total reclassifications for the period, net of income taxes	$(4.9)	$(10.4)	$(0.4)

(a)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 21, “Employee Benefit Plans,” for further details).

16. Stock-Based Compensation

The Company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) was approved by shareholders on May 7, 2013 and replaced the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”). The 2013 Omnibus Plan also replaced the Company’s Short-Term Incentive Plan (the “STIP”) as of December 31, 2013. The 2003 Stock Plan and the STIP are referred to cumulatively as the “Prior Plans.”  No new awards may be granted under the Prior Plans after the respective termination dates, but the Prior Plans continue to govern awards outstanding issued thereunder; outstanding awards will continue in force and effect until vested, exercised or forfeited pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. The total number of shares of the Company’s common stock available for awards under the 2013 Omnibus Plan is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of December 31, 2019 is 4,992,222 shares.

The Company recognizes expense for all stock-based compensation on a straight-line basis over the vesting period of the entire award.

Total stock-based compensation expense recognized within engineering, selling and administrative expenses in the Consolidated Statements of Operations was $9.5 million, $7.5 million and $6.3 million during the years ended December 31, 2019, 2018 and 2017, respectively. In 2018 and 2017, the Company recognized $0.7 million and $0.6 million, respectively, of expense related to the modification of stock awards associated with employee severance which is included in restructuring expense in the Consolidated Statements of Operations. In 2017, the Company also recognized $0.1 million of expense related to restricted stock retention awards and modification of performance awards due to the spin-off of the former food service business in other income (expense) – net in the Consolidated Statements of Operations.

Shares are issued out of treasury stock upon exercise for stock options and vesting of restricted stock units and performance stock units.

Stock Options

Beginning in 2017, stock option grants to employees are exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date.

The Company granted stock options to employees to acquire 210,243, 187,484 and 273,800 shares of common stock during the years ended December 31, 2019, 2018 and 2017, respectively. Stock-based compensation expense is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The Company recognized $2.7 million, $2.4 million and $1.9 million of expense before income taxes associated with stock options during 2019, 2018 and 2017, respectively.

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2018	956,164	21.58
Granted	210,243	18.40
Exercised	(58,404)	6.57
Forfeited	(17,164)	23.81
Cancelled	(24,868)	21.18
Options outstanding as of December 31, 2019	1,065,971	$21.75	$0.4

Options exercisable as of December 31, 2019	623,487	$20.96	$0.4

The Company uses the Black-Scholes valuation model to value stock options. The Company used an average of historical stock prices of selected peers for its volatility assumption. The assumed risk-free rates were based on ten-year U.S. Treasury rates in effect at the time of grant. The expected option life represents the period of time that the options granted are expected to be outstanding and is based on historical experience.

The weighted average fair value of options granted per share during the years ended December 31, 2019, 2018 and 2017 was $8.07, $15.66 and $12.16, respectively. The fair value of each option grant was estimated at the date of grant using the following assumptions:

	2019	2018	2017
Expected life (years)	6.5	6.5	6.5
Risk-free interest rate	2.6%	2.8%	2.2%
Expected volatility	39.8%	43.7%	45.0%
Expected dividend yield	—%	—%	—%

As of December 31, 2019, the Company has $2.3 million of unrecognized compensation expense before income tax related to stock options, which will be recognized over a weighted average period of 1.3 years.

For the years ended December 31, 2019, 2018 and 2017, the total intrinsic value of stock options exercised was $0.5 million, $1.1 million and $3.0 million, respectively.

Restricted Stock Units

The Company granted 229,044, 111,713 and 152,855 restricted stock units in 2019, 2018 and 2017, respectively, which also includes equity grants to non-employee directors of 50,673, 25,021 and 33,208 in 2019, 2018, and 2017, respectively. The Company recognized $3.4 million, $2.6 million and $3.1 million of compensation expense associated with restricted stock units during 2019, 2018 and 2017, respectively.

The restricted stock units are earned based on service over the vesting period. The equity granted to non-employee directors in 2019 and 2018 vest immediately upon the grant date. The equity granted to non-employee directors in 2017 vested on the second anniversary of the grant date, assuming continued service. Beginning in 2019, restrictions on restricted stock units granted to employees lapse in three annual increments over a three-year period beginning on the first anniversary of the grant date. Prior to 2019, restrictions on restricted stock units granted to employees lapse 100% on the third anniversary of the grant date, assuming continued employment. The expense is based on the fair value of the Company's shares as of the grant date which, for restricted stock units, is the grant date closing stock price.

A summary of activity for restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2018	219,917	25.37
Granted	229,044	18.39
Vested	(154,295)	20.26
Forfeited	(4,103)	27.34
Unvested as of December 31, 2019	290,563	$22.55

As of December 31, 2019, the Company has $3.7 million of unrecognized compensation expense before income tax related to restricted stock units which will be recognized over a weighted average period of 1.6 years.

Performance Stock Units

The Company granted 228,037, 93,298 and 115,047 of performance stock units in 2019, 2018 and 2017, respectively. The performance stock units are earned based on service over the vesting period and on the extent to which performance goals are met over the applicable three-year performance period. The performance goals vary for performance shares each grant year. The Company recognized $3.4 million, $2.5 million and $1.3 million of compensation expense associated with performance stock units during 2019, 2018 and 2017, respectively.

The performance stock units granted in 2019 are earned based on the extent to which performance goals are met by the Company over a three-year period from January 1, 2019 to December 31, 2021. The performance goals were based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on meeting targeted adjusted EBITDA margin at the end of the three-year period. Depending on the foregoing factors, the current number of shares awarded could range from zero to 452,890.

The performance stock units granted in 2018 are earned based on the extent to which performance goals are met by the Company over a three-year period from January 1, 2018 to December 31, 2020. The performance goals were based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on meeting targeted adjusted EBITDA margin at the end of the three-year period. Depending on the foregoing factors, the current number of shares awarded could range from zero to 179,770.

The performance stock units granted in 2017 are earned based on the extent to which performance goals are met by the Company over a three-year period from January 1, 2017 to December 31, 2019. The performance goals were based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on meeting targeted adjusted EBITDA margin at the end of the three-year period. Excluding potential forfeitures, the Company expects to issue 87,642 shares of common stock in 2020 related to these awards.

A summary of activity for performance stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2018	337,124	28.02
Granted	228,037	22.01
Vested	(74,315)	25.73
Forfeited	(78,441)	20.24
Unvested as of December 31, 2019	412,405	$26.58

As of December 31, 2019, the Company has $4.3 million of unrecognized compensation expense before income tax related to performance stock units which will be recognized over a weighted average period of 2.0 years.

The expense for the adjusted EBITDA performance stock units is based on the fair value of the Company's shares as of the grant date which is the grant date closing stock price. For total shareholder return performance stock units, the Company uses the Monte Carlo valuation model to determine fair value of the grants. The Company used an average of historical stock prices of selected peers for its volatility assumption. The assumed risk-free rates were based on three-year U.S. Treasury rates in effect at the time of grant. The fair value of each total shareholder return performance stock unit was estimated at the date of grant using the following assumptions:

	2019	2018	2017
Correlation	32.5%	29.5%	31.6%
Risk-free interest rate	2.5%	2.4%	1.5%
Expected volatility	47.0%	33.8%	35.0%
Expected dividend yield	—%	—%	—%

17. Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the CEO, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance as the source of the Company’s operating segments.

The CODM evaluates the performance of the Company’ operating segments based on net sales and operating income. Segment net sales are recognized in the geographic region the product is sold. Operating income for each segment includes net sales to third parties, cost of sales directly attributable to the segment, and operating expenses directly attributable to the segment. Manufacturing variances generated within each operating segment are maintained in each segment’s operating income. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as stock-based compensation expenses, income taxes, nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany sales between segments for management reporting purposes. The Company’s operating segments were identified as it’s reportable segments.

The following table shows information by reportable segment for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Net Sales
Americas	$969.7	$882.7	$693.6
EURAF	644.9	680.6	628.9
MEAP	219.5	283.5	258.8
Total	$1,834.1	$1,846.8	$1,581.3
Segment Operating Income (Loss)
Americas	$113.4	$58.8	$6.8
EURAF	3.8	(68.2)	5.1
MEAP	22.6	31.5	33.1
Total	$139.8	$22.1	$45.0
Depreciation
Americas	$14.5	$14.0	$15.1
EURAF	15.1	15.3	15.0
MEAP	2.4	3.7	3.8
Corporate	3.0	3.1	4.2
Total	$35.0	$36.1	$38.1
Capital Expenditures
Americas	$13.2	$9.4	$10.6
EURAF	19.0	16.3	14.3
MEAP	2.9	3.4	3.9
Corporate	—	2.6	0.1
Total	$35.1	$31.7	$28.9

A reconciliation of the Company’s segment operating income (loss) to the Consolidated Statement of Operations for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

	2019	2018	2017
Segment operating income (loss)	$139.8	$22.1	$45.0
Unallocated corporate expenses	(31.3)	(37.5)	(33.0)
Unallocated restructuring expense	(0.1)	(3.9)	(3.6)
Total operating income (loss)	$108.4	$(19.3)	$8.4

Net sales and property, plant and equipment by geographic area as of and for the years ended December 31 are summarized below.

	Net Sales			Property, Plant and Equipment
	2019	2018	2017	2019	2018
United States	$860.4	$796.9	$618.5	$109.3	$110.6
Europe	619.8	659.9	601.3	150.4	145.2
Other	353.9	390.0	361.5	30.2	33.1
Total	$1,834.1	$1,846.8	$1,581.3	$289.9	$288.9

Net sales by product for the years ended December 31, 2019, 2018 and 2017 are summarized as follows:

	2019	2018	2017
Cranes	$1,498.6	$1,509.9	$1,270.5
Aftermarket parts and other*	335.5	336.9	310.8
Total net sales	$1,834.1	$1,846.8	$1,581.3

* Other revenue consists of revenue related to miscellaneous Crane Care services such as training and field service work.

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

As of December 31, 2019, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business, and have fluctuated over the last 10 years. The high-end of the Company’s self-insurance retention level is a legacy product liability insurance program inherited in the Grove acquisition for cranes manufactured in the United States for occurrences from January 2000 through October 2002. As of December 31, 2019, the largest self-insured retention level for new occurrences currently maintained by the Company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves are recorded as current liabilities in the Consolidated Balance Sheets at December 31, 2019 and 2018 and were $12.8 million and $16.3 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At December 31, 2019 and 2018, the Company had reserved $48.6 million and $38.5 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 19, “Guarantees,” for further information.

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

In 2019, the Company settled a legal matter which resulted in a net $24.4 million gain. The Company recorded this settlement by recognizing income of $15.5 million in other income (expense) and a benefit of $8.9 million in engineering, selling and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2019.

It is reasonably possible that the estimates for warranty costs, product liability, asbestos-related claims and other various legal matters may change in the near future based upon new information that may arise or matters that are beyond the scope of the Company’s historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with Topic 842. If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The deferred revenue which includes buybacks and extended warranties recorded in accounts payable and accrued expenses and non-current liabilities in the Consolidated Balance Sheets as of December 31, 2019 and 2018 was $38.0 million and $34.4 million, respectively. The total amount of buyback commitments given by the Company and outstanding at December 31, 2019 and 2018 was $28.5 million and $30.9 million, respectively. These amounts are not reduced for amounts the Company would recover from repossessing and subsequent resale of the units. The buyback commitments expire at various times through 2027.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective product. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Balance at beginning of period	$47.8	$44.5	$44.1
Accruals for warranties issued during the period	47.3	38.0	34.5
Settlements made (in cash or in kind) during the period	(34.2)	(33.8)	(36.9)
Currency translation	(0.3)	(0.9)	2.8
Balance at end of period	$60.6	$47.8	$44.5

Included in the balance at end of period as of December 31, 2019 and 2018 is $13.4 million and $8.7 million, respectively, of long-term warranty which is recorded in other non-current liabilities in the Consolidated Balance Sheets.

20. Restructuring

During the years ended December 31, 2019, 2018 and 2017, the Company incurred $9.8 million, $12.9 million and $27.2 million of restructuring expense, respectively. The costs for 2019 related primarily to severance costs for headcount reductions in Europe, North America and India. The costs for 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler production to Shady Grove, PA and costs associated with headcount reductions in Europe. The costs for 2017 related primarily to the closure of manufacturing operations in Manitowoc, WI and Passo Fundo, Brazil and severance costs associated with headcount reductions in North America. The restructuring expense for the years ended December 31, 2019, 2018 and 2017 included zero, $2.0 million and $2.8 million, respectively, of expense related to executive severance.

The following is a summary of the Company's restructuring activities for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Balance at beginning of period	$3.3	$5.6	$8.2
Restructuring expenses	9.8	12.9	27.2
Use of reserve	(10.9)	(15.1)	(28.8)
Reserve reclassification	(0.2)	—	(1.2)
Currency translation	—	(0.1)	0.2
Balance at end of period	$2.0	$3.3	$5.6

21. Employee Benefit Plans

The Company provides defined benefit pension plans, defined contribution plans and/or other postretirement benefit plans to employees in many of the Company’s locations throughout the world. The Company’s defined benefit plans provide a benefit based on years of service and/or the employee’s average earnings near retirement. The Company’s defined contribution plans allow employees to contribute a portion of their salary to help save for retirement, and in most cases, the Company provides a matching contribution. The benefit obligation related to the Company’s non-U.S. defined benefit pension plans are for employees located primarily in Europe. For postretirement medical and other benefit plans, all of the Company’s benefit obligation is for employees located in the United States.

Defined contribution plans

The Company maintains two defined contribution retirement plans for its employees in the United States: (1) The Manitowoc Company, Inc. 401(k) Retirement Plan (the “Manitowoc 401(k) Retirement Plan”) and (2) The Manitowoc Company, Inc. Deferred Compensation Plan (the “Manitowoc Deferred Compensation Plan”). During 2019, the Manitowoc Retirement Savings Plan merged with The Manitowoc 401(k) Retirement Plan, with The Manitowoc 401(k) Retirement Plan being the surviving plan. Each plan results in individual participant balances that reflect a combination of amounts contributed by the Company or deferred by the participant, amounts invested at the direction of either the Company or the participant, and the continuing reinvestment of returns until the accounts are distributed.

The Company also has various other non-U.S. defined contribution plans that allow eligible employees to contribute a portion of their salary to the plans. In most cases, the Company provides a matching contribution to the funds. Company contributions to the plans are generally based upon formulas contained in the plans. Total costs incurred under the Non-U.S. defined contribution plans, and reported within the Consolidated Statement of Operations, were $1.2 million, $1.3 million and $1.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Manitowoc 401(k) Retirement Plan

The Manitowoc 401(k) Retirement Plan is a tax-qualified retirement plan that is available to substantially all U.S. employees of Manitowoc, its subsidiaries and related entities.

The Manitowoc 401(k) Retirement Plan allows employees to make both pre- and Roth, after-tax elective deferrals, subject to certain limitations under the Internal Revenue Code of 1986, as amended (the “Tax Code”). The Company also has the right to make the following additional contributions: (1) a safe harbor matching contribution and (2) an additional contribution, which may or may not be made, at the full discretion of the Company and for which the value will be fully determined by the Company based on company performance. Each participant in the Manitowoc 401(k) Retirement Plan is allowed to direct the investment of that participant’s account among a diverse mix of investment funds, including a Company stock alternative. To the extent that any funds are invested in the Company’s stock, that portion of the Manitowoc 401(k) Retirement Plan is an employee stock ownership plan, as defined under the Tax Code (an “ESOP”).

The terms governing the retirement benefits under the Manitowoc 401(k) Retirement Plan are the same for the Company’s executive officers as they are for other eligible employees in the U.S.

Total costs incurred under this plan, and reported within the Consolidated Statement of Operations, were $6.3 million, $6.2 million and $4.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Manitowoc Deferred Compensation Plan accounts are credited with: (1) elective deferrals made at the request of the individual participant; and/or (2) an additional contribution from the Company for each individual participant, which may or may not be made, at the full discretion of the Company based on the Company’s performance. Although unfunded within the meaning of the Tax Code, the Manitowoc Deferred Compensation Plan utilizes a rabbi trust to hold assets intended to satisfy the Company’s corresponding future benefit obligations. Each participant in the Manitowoc Deferred Compensation Plan is credited with earnings based upon individual elections from amongst a diverse mix of investment funds that are intended to reflect investment funds similar to those offered under the Manitowoc 401(k) Retirement Plan, including the Company’s stock. Participants do not receive preferential or above-market rates of return under the Manitowoc Deferred Compensation Plan.

The Company has two separate investment programs: Program A and B, which participants are able to direct deferrals and Company contributions, which restrict the Company’s use and access to the funds, but which are also subject to the claims of the Company’s general creditors in rabbi trusts. Program A invests solely in the Company’s stock; dividends paid on the Company’s stock are automatically reinvested; and all distributions must be made in Company stock. Program B offers a variety of investment options but does not include Company stock as an investment option. All distributions from Program B must be made in cash. Participants cannot transfer assets between programs.

Program A is accounted for as a plan that does not permit diversification. As a result, the Company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock. The deferred compensation obligation is classified as an equity instrument. Changes in the fair value of the Company’s stock and the compensation obligation are not recognized. The asset and obligation for Program A were $0.5 million and $0.2 million at December 31, 2019 and 2018, respectively.

Program B is accounted for as a plan that permits diversification. As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation. The assets, which are included in other non-current assets, and obligations, which are included in other non-current liabilities, were $8.4 million and $8.7 million at December 31, 2019 and 2018, respectively. Total costs incurred under this plan, and reported within the Consolidated Statement of Operations, for the years ended December 31, 2019, 2018 and 2017 were $0.5 million, $0.3 million and zero, respectively.

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

Effective July 1, 2017, The Manitowoc Company, Inc. Post-65 Retiree Health Plan (the “Plan”) was amended. Eligible retirees and their spouses were provided access to a Retiree Health Exchange where they may purchase Medicare Supplement Plans, including Medicare Advantage and Medigap plan prescription drug coverage. The enrollment and payment for this coverage is facilitated by a third-party, and these plans have no affiliation with the Company. To assist retirees with premium and out-of-pocket expenses, the Company funds a Health Reimbursement Account (“HRA”) for each enrolled retiree. The value of the HRA is based on the plan type and premium cost for each specific retiree before the Plan was amended.

The components of periodic benefit costs for the years ended December 31, 2019, 2018 and 2017 are as follows:

	US Pension Plans			Non-US Pension Plans			Postretirement Medical and Other
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Service cost - benefits earned during the year	$—	$—	$—	$1.8	$1.8	$1.9	$0.2	$0.2	$0.3
Interest cost of projected benefit obligation	5.1	5.2	5.3	2.2	2.1	2.1	0.8	0.8	1.0
Expected return on assets	(4.3)	(5.7)	(4.9)	(1.4)	(1.4)	(1.5)	—	—	—
Amortization of prior service cost	—	—	—	0.1	0.1	0.1	(2.8)	(2.8)	(1.4)
Amortization of actuarial net loss (gain)	3.3	2.9	3.2	1.3	1.3	1.6	—	0.8	0.4
Pension settlement charge	—	4.5	—	—	—	—	—	—	—
Net periodic benefit cost	$4.1	$6.9	$3.6	$4.0	$3.9	$4.2	$(1.8)	$(1.0)	$0.3
Weighted average assumptions:
Discount rate	4.3%	3.8%	4.2%	2.5%	2.2%	2.1%	4.1%	3.3%	3.8%
Expected return on plan assets	5.2%	5.3%	4.7%	3.5%	2.7%	3.4%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.6%	3.5%	2.6%	N/A	N/A	N/A

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

The following is a reconciliation of the changes in benefit obligation, plan assets, and funded status as of December 31, 2019 and 2018:

	US Pension Plans		Non-US Pension Plans		Postretirement Medical and Other
	2019	2018	2019	2018	2019	2018
Change in Benefit Obligation
Benefit obligation, beginning of year	$130.5	$162.3	$81.9	$89.5	$20.7	$28.9
Service cost	—	—	1.8	1.8	0.2	0.2
Interest cost	5.1	5.2	2.2	2.1	0.8	0.8
Participant contributions	—	—	—	—	0.4	0.7
Plan amendments	—	—	—	—	—	—
Actuarial (gain) loss	13.8	(9.2)	8.3	(3.0)	(1.5)	(7.2)
Currency translation adjustment	—	—	1.1	(4.6)	—	—
Pension settlement	—	(18.9)	—	—	—	—
Benefits paid	(7.1)	(8.8)	(4.7)	(3.9)	(2.2)	(2.7)
Benefit obligation, end of year	$142.3	$130.5	$90.6	$81.9	$18.4	$20.7
Change in Plan Assets
Fair value of plan assets, beginning of year	$84.9	$116.2	$40.1	$45.1	$—	$—
Actual return on plan assets	16.8	(8.9)	4.2	(1.4)	—	—
Employer contributions	5.0	5.3	4.0	2.8	1.8	2.0
Participant contributions	—	—	—	—	0.4	0.7
Currency translation adjustment	—	—	1.6	(2.5)	—	—
Pension settlement	—	(18.9)	—	—	—	—
Benefits paid	(7.1)	(8.8)	(4.7)	(3.9)	(2.2)	(2.7)
Fair value of plan assets, end of year	99.6	84.9	45.2	40.1	—	—
Funded status	$(42.7)	$(45.6)	$(45.4)	$(41.8)	$(18.4)	$(20.7)
Amounts recognized in the Consolidated Balance sheet at December 31
Pension asset	$—	$—	$—	$—	$—	$—
Pension obligation	(42.7)	(45.6)	(45.4)	(41.8)	—	—
Postretirement medical and other benefit obligations	—	—	—	—	(18.4)	(20.7)
Net amount recognized	$(42.7)	$(45.6)	$(45.4)	$(41.8)	$(18.4)	$(20.7)
Weighted-Average Assumptions
Discount rate	3.3%	4.3%	1.5%	2.2%	2.9%	4.1%
Expected return on plan assets	5.2%	5.3%	3.5%	2.7%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.6%	3.5%	N/A	N/A

The Company prepares its discount rates with advice from an independent third party. The Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the qualified U.S. pension plan and postretirement medical plans, the Company uses a discount rate calculated based on an appropriate mix of high-quality corporate bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates.

Amounts recognized in accumulated other comprehensive loss as of December 31, 2019 and 2018, are summarized as follows:

	Pensions		Postretirement Medical and Other
	2019	2018	2019	2018
Net actuarial gain (loss)	$(61.9)	$(59.3)	$1.9	$0.4
Prior service credit (cost)	(0.5)	(0.5)	6.9	9.7
Total amount recognized	$(62.4)	$(59.8)	$8.8	$10.1

For measurement purposes, a 5.72% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2019. The rate was assumed to decrease gradually to 4.50% in 2038 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.

The following table summarizes the sensitivity of our December 31, 2019 retirement obligations and 2020 retirement benefit costs of our plans to changes in the key assumptions used to determine those results:

Change in assumption:	Estimated increase (decrease) in 2020 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2019	Estimated decrease in 2020 Other Postretirement Benefit costs	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2019
0.50% increase in discount rate	$(0.8)	$(14.3)	N/A	$(0.6)
0.50% decrease in discount rate	0.9	15.7	(0.1)	0.6
0.50% increase in long-term return on assets	(0.7)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	0.7	N/A	N/A	N/A
1% increase in medical trend rates	N/A	N/A	N/A	0.7
1% decrease in medical trend rates	N/A	N/A	(0.1)	(0.6)

It is reasonably possible that the estimate for future retirement and medical costs may change in the near future due to changes in interest rates. Presently, there is no reliable means to estimate the amount of any such potential changes.

The weighted-average asset allocations of the U.S. pension plans as of December 31, 2019 and 2018, by asset category are as follows:

	2019	2018
Equity	50.4%	47.8%
Fixed income	48.9%	51.4%
Other	0.7%	0.8%
Total	100.0%	100.0%

The weighted-average asset allocations of the Non-U.S. pension plans as of December 31, 2019 and 2018, by asset category are as follows:

	2019	2018
Equity	0.0%	36.1%
Fixed income	31.9%	31.6%
Other*	68.1%	32.3%
Total	100.0%	100.0%
*Includes diversified investments that have equity and fixed income holdings.

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

The actual and target allocations for the pension assets as of December 31, 2019, by asset class, are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity Securities	50%	—%	50.4%	0.0%
Debt Securities	50%	40%	48.9%	31.9%
Other	—%	60%	0.7%	68.1%

Risk Management In managing the plan assets, the Company reviews and manages risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk and operational risk. Liability management and asset class diversification are central to the Company’s risk management approach and are integral to the overall investment strategy. Further, asset classes are constructed to achieve diversification by investment strategy, by investment manager, by industry or sector and by holding. Investment manager guidelines for publicly traded assets are specified and are monitored regularly.

Fair Value Measurements The following table presents the Company’s plan assets using the fair value hierarchy as of December 31, 2019 and 2018. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant non-observable inputs.

	December 31, 2019
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")	Total
Cash and cash equivalents	$2.4	$—	$—	$—	$2.4
Insurance group annuity contracts	—	—	12.6	—	12.6
Common/collective trust funds — Corporate and other non-government debt	—	—	—	22.9	22.9
Common/collective trust funds — Government, corporate and other non-government debt	—	—	—	40.2	40.2
Common/collective trust funds — Corporate equity	—	—	—	50.3	50.3
Common/collective trust funds — Customized strategy	—	—	—	16.4	16.4
Total	$2.4	$—	$12.6	$129.8	$144.8

	December 31, 2018
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")	Total
Cash and cash equivalents	$1.7	$—	$—	$—	$1.7
Insurance group annuity contracts	—	—	12.0	—	12.0
Common/collective trust funds — Government, corporate and other non-government debt	—	—	—	56.3	56.3
Common/collective trust funds — Corporate equity	—	—	—	55.0	55.0
Total	$1.7	$—	$12.0	$111.3	$125.0

Cash and cash equivalents, which are used to pay benefits, are primarily held in registered money market funds which are valued using a market approach based on the quoted market prices of identical instruments. Other cash and cash equivalents are valued daily by the fund using a market approach with inputs that include quoted market prices for similar instruments.

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

A reconciliation of the fair value measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts Year Ended December 31,
	2019	2018
Beginning Balance	$12.0	$14.4
Actual return on assets	1.1	(0.3)
Benefit payments	(1.0)	(1.3)
Foreign currency impact	0.5	(0.8)
Ending Balance	$12.6	$12.0

The expected 2020 contributions for the U.S. pension plans are as follows: the minimum contribution for 2020 is $8.0 million; and no planned discretionary or non-cash contributions. The expected 2020 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2020 is $3.1 million; and no planned discretionary or non-cash contributions. Expected Company paid claims for the postretirement medical and life insurance plans are $2.1 million for 2020. Projected future benefit payments from the plans as of December 31, 2019 are estimated as follows:

	U.S Pension Plans	Non-U.S. Pension Plans	Postretirement Medical and Other
2020	$8.5	$3.1	$2.1
2021	8.6	2.9	2.0
2022	8.7	3.1	1.9
2023	8.8	3.5	1.8
2024	8.8	3.6	1.7
Thereafter	43.0	21.1	6.6
Total	$86.4	$37.3	$16.1

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2019 and 2018 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
	2019	2018	2019	2018
Projected benefit obligation	$142.3	$130.5	$90.5	$81.9
Accumulated benefit obligation	142.3	130.5	86.4	78.1
Fair value of plan assets	99.6	84.9	45.2	40.1

The measurement date for all plans is December 31, 2019.

In 2019, the Company made final benefit payments of $2.5 million from The Manitowoc Company, Inc. Supplemental Executive Retirement Plan, which terminated the plan. Expenses related to this plan were $0.2 million and $1.2 million in 2018 and 2017, respectively.

22. Leases

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

The Company has operating leases for offices, warehouses, land for storage of cranes, vehicles, information technology equipment, and manufacturing equipment. The remaining lease terms are up to 24 years, some of which include options to extend the lease term for up to 10 years, and some which include options to terminate the lease within 1 year. Certain leases include one or more options to renew; the exercise of lease renewal options is at the Company’s discretion. The Company includes renewal option periods in the lease term when it is determined that the options are reasonably certain to be exercised. The Company’s financing leases have an immaterial impact on the consolidated financial statements.

The components of lease expense for the year ended December 31, 2019 are summarized as follows:

2019
Operating lease cost	$14.4
Variable lease cost*	1.4
Total lease cost	$15.8
*Includes short-term leases, which are immaterial.

Supplemental Consolidated Balance Sheet information related to leases as of December 31, 2019 are summarized as follows:

Operating lease right-of-use assets	$47.6

Other liabilities	$10.4
Operating lease liabilities	37.6
Total operating lease liabilities	$48.0

Cash paid for operating leases included in operating cash flows was $27.4 million for the year ended December 31, 2019.

As of December 31, 2019, the Company’s operating leases have a weighted-average remaining lease term of 7.3 years and a weighted average discount rate of 4.66%. Topic 842 requires a lessee to discount its unpaid lease obligations using the interest rate implicit in the lease, or if not readily determinable, the incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the implicit rate cannot be determined. The Company’s incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms in the same location.

Maturities of operating lease liabilities as of December 31, 2019 are summarized as follows:

Year
2020	$12.1
2021	10.2
2022	8.3
2023	6.0
2024	4.5
Thereafter	16.5
Total lease payments	57.6
Less: imputed interest	(9.6)
Present value of lease liabilities	$48.0

23. Quarterly Financial Data (Unaudited)

The following tables present select quarterly financial data for 2019 and 2018:

Historical	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statements of operations:
Net sales	$418.0	$504.7	$448.0	$463.4	$386.1	$495.3	$450.1	$515.3
Cost of sales	337.8	409.5	359.6	383.1	317.7	404.8	370.1	426.1
Gross profit	80.2	95.2	88.4	80.3	68.4	90.5	80.0	89.2
Operating income (loss)	16.2	41.9	32.5	17.8	1.7	24.1	16.9	(62.0)
Income (loss) from continuing operations before income taxes	(23.4)	49.9	21.2	11.3	(6.1)	8.7	0.8	(75.1)
Provision (benefit) for income taxes	3.3	3.9	3.1	2.1	3.9	(1.2)	(10.7)	3.2
Net income (loss) from continuing operations	(26.7)	46.0	18.1	9.2	(10.0)	9.9	11.5	(78.3)
Loss from discontinued operations, net of income taxes	—	—	—	—	—	(0.2)	—	—
Net income (loss)	$(26.7)	$46.0	$18.1	$9.2	$(10.0)	$9.7	$11.5	$(78.3)
Basic (loss) income per share:
Net income (loss) income from continuing operations	$(0.75)	$1.29	$0.51	$0.26	$(0.28)	$0.28	$0.32	$(2.20)
Loss from discontinued operations	—	—	—	—	—	(0.01)	—	—
Net income (loss) per share	$(0.75)	$1.29	$0.51	$0.26	$(0.28)	$0.27	$0.32	$(2.20)
Diluted (loss) income per share:
Net income (loss) from continuing operations	$(0.75)	$1.29	$0.51	$0.26	$(0.28)	$0.27	$0.32	$(2.20)
Loss from discontinued operations	—	—	—	—	—	—	—	—
Net income (loss) per share	$(0.75)	$1.29	$0.51	$0.26	$(0.28)	$0.27	$0.32	$(2.20)
Dividends per common share	$—	$—	$—	$—	$—	$—	$—	$—

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the period covered by this report, the Company made changes to its internal control structure as related to the adoption of ASC 842 – “Leases,” which resulted in enhanced controls to comply with the new standard. Except as stated above, during the period covered by this report there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections in the Company’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”) captioned “Corporate Governance — Governance of the Company,” “Corporate Governance — Audit Committee” and “Election of Directors.”  See also “Information About Our Executive Officers” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2020 Proxy Statement captioned “Non-Employee Director Compensation,” “Compensation Discussion and Analysis and Compensation Committee Report,” “Risk Assessment of Compensation Practices,” Executive Compensation Tables,” “Post-Employment Compensation” and “CEO Pay Ratio.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the section of the 2020 Proxy Statement captioned “Ownership of Securities.”

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2019.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans not approved by security holders(1)	0 (2)	$0 (2)	0 (2)
Equity compensation plans approved by security holders(2)(3)	1,678,926 (3(a))(4) 105,853 (3(b))(4)	$22.57 (3(a))(4) $14.35 (3(c))(4)	4,992,222 (3(a))(4) 0 (3(b))
Total	1,784,779		4,992,222
(1)

Reflects the Company’s Deferred Compensation Plan, which is discussed within the 2020 Proxy Statement under Compensation Discussion and Analysis and Compensation Committee Report under the subsection captioned “Retirement Benefits and Deferred Compensation” and under Non-Employee Director Compensation.

(2)

Column (A) does not include 44,920 common stock units issued under the Deferred Compensation Plan as of December 31, 2019. Each common stock unit under the Deferred Compensation Plan represents the right to receive one share of Company common stock following the participant’s death, disability, termination of service as a director or employee, a date specified by the participant, or the earlier of any such events to occur. Since the common stock units are acquired by participants through a deferral of fees or compensation, there is no “exercise price” associated with the common stock units. Thus, the weighted-average exercise price in column (B) is calculated solely on the basis of outstanding options issued under the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”) and the 2013 Omnibus Incentive Plan and does not take into account the common stock units issued under the Deferred Compensation Plan. The operation of the Deferred Compensation Plan requires the plan trustees to make available, as and when needed, a sufficient number of shares of Company common stock to meet the needs of the plan. Accordingly, since there is no specific number of shares reserved for issuance under the Deferred Compensation Plan, column (C) includes only those shares remaining available for issuance under the 2003 Stock Plan and the 2013 Omnibus Incentive Plan.

(3)

Consists of the Company’s: (a) 2013 Omnibus Incentive Plan and (b) 2003 Stock Plan. No new awards may be issued under the 2003 Stock Plan; however, the plan continues to govern awards outstanding as of the date it was terminated, and the outstanding awards under this plan continue in force and effect until vested, exercised or forfeited pursuant to the terms.

(4)	Includes stock options, performance stock units issued at target and restricted stock units. The weighted-average price does not factor in performance stock units or restricted stock units.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the 2020 Proxy Statement captioned “Corporate Governance — Governance of the Company” and “Corporate Governance — Transactions with Related Persons.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2020 Proxy Statement captioned “Audit Committee Report.”

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

3.1	Amended and Restated Articles of Incorporation, as amended through May 10, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 7, 2019).

3.2	Restated By-laws, as amended through May 7, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 7, 2019).

4.1

Indenture, dated March 25, 2019, between The Manitowoc Company, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated March 28, 2019).

4.2	Form of 9.000% Senior Secured Second Lien Note due 2026 (included as Exhibit 1 to Annex I of Exhibit 4.1).

4.3	Description of The Manitowoc Company, Inc.’s Securities.	X(1)

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

Exhibit No.	Description	Filed/Furnished Herewith
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

10.11**	The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan, as amended and restated.	X(1)

10.11(a)**	Current Form of Performance Share Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan.	X(1)

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

10.11(d)**	Current Form of Restricted Stock Unit Award Agreement for Directors under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan.	X(1)

10.11(e)**	Current Form of Restricted Stock Unit Award Agreement for Employees under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan.	X(1)

10.11(f)**	Current Form of Non-Qualified Stock Option Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan.	X(1)

10.11(g)**

Form of Incentive Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.11(h)**

Prior Form of Performance Share Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.11(i)**

Prior Form of Restricted Stock Unit Award Agreement for Directors under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.11(j)**

Prior Form of Restricted Stock Unit Award Agreement for Employees under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

Exhibit No.	Description	Filed/Furnished Herewith

10.11(k)**

Prior Form of Non-Qualified Stock Option Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

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

10.17(a)

Employee Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.17(b)

Amendment, dated March 28, 2016, to the Employee Matters Agreement, effective as of March 4, 2016, by and between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 28, 2016).

10.18

Intellectual Property Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.19**

Severance Agreement and Release, executed February 21, 2018, by and between The Manitowoc Company, Inc. and Thomas G. Musial (filed as Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and incorporated herein by reference).

10.20

Credit Agreement, dated March 25, 2019, among The Manitowoc Company, Inc., the other borrowers and loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 28, 2019).

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23	Consent of PricewaterhouseCoopers LLP, the Company’s Independent Registered Public Accounting Firm	X(1)

Exhibit No.	Description	Filed/Furnished Herewith

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X(1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X(1)

(1)	Filed Herewith
(2)	Furnished Herewith
**	Management contracts and executive compensation plans and arrangements.

(c)	Financial Statement Schedule

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For the Years Ended December 31, 2019, 2018 and 2017

(dollars in millions)

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2017
Allowance for doubtful accounts	$11.1	$1.7	$(2.7)	$0.8	$10.9
Deferred tax valuation allowance	$269.6	$15.2	$(128.7)	$6.2	$162.3
Year End December 31, 2018
Allowance for doubtful accounts	$10.9	$2.6	$(2.4)	$(0.8)	$10.3
Deferred tax valuation allowance	$162.3	$14.4	$(13.1)	$(10.5)	$153.1
Year End December 31, 2019
Allowance for doubtful accounts	$10.3	$1.4	$(3.9)	$0.2	$7.9
Deferred tax valuation allowance	$153.1	$11.7	$(7.2)	$(0.5)	$157.1

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: February 14, 2020

The Manitowoc Company, Inc.
(Registrant)

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Barry L. Pennypacker
Barry L. Pennypacker, President and Chief Executive Officer (Principal Executive Officer)	February 14, 2020

/s/ David J. Antoniuk
David J. Antoniuk, Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 14, 2020

/s/ Brian P. Regan
Brian P. Regan, Vice President and Corporate Controller (Principal Accounting Officer)	February 14, 2020

/s/ Roy V. Armes
Roy V. Armes, Director	February 14, 2020

/s/ Anne E. Bélec
Anne E. Bélec, Director	February 14, 2020

/s/ Robert G. Bohn
Robert G. Bohn, Director	February 14, 2020

/s/ Donald M. Condon, Jr.
Donald M. Condon, Jr., Director	February 14, 2020

/s/ Anne M. Cooney
Anne M. Cooney, Director	February 14, 2020

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Chairman of the Board	February 14, 2020

/s/ C. David Myers
C. David Myers, Director	February 14, 2020
/s/ John C. Pfeifer
John C. Pfeifer, Director	February 14, 2020