Form 10-Q
period 2020-03-31
MANITOWOC CO INC
filed 2020-05-08
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of March 31, 2020, the registrant had 34,508,504 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2020 and 2019

(Unaudited)

($ in millions, except per-share and average shares data)

	Three Months Ended March 31,
	2020	2019
Net sales	$329.2	$418.0
Cost of sales	266.0	337.8
Gross profit	63.2	80.2
Operating costs and expenses:
Engineering, selling and administrative expenses	55.9	59.4
Amortization of intangible assets	0.1	0.1
Restructuring expense	1.5	4.5
Total operating costs and expenses	57.5	64.0
Operating income	5.7	16.2
Other expense:
Interest expense	(7.2)	(10.9)
Amortization of deferred financing fees	(0.4)	(0.4)
Loss on debt extinguishment	—	(25.0)
Other expense - net	(4.0)	(3.3)
Total other expense	(11.6)	(39.6)
Loss before income taxes	(5.9)	(23.4)
Provision for income taxes	1.9	3.3
Net loss	$(7.8)	$(26.7)

Per Share Data
Basic net loss per common share	$(0.22)	$(0.75)

Diluted net loss per common share	$(0.22)	$(0.75)

Weighted average shares outstanding - basic	35,135,525	35,642,832
Weighted average shares outstanding - diluted	35,135,525	35,642,832

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2020 and 2019

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2020	2019
Net loss	$(7.8)	$(26.7)
Other comprehensive income (loss), net of income tax
Unrealized income on derivatives, net of income tax provision of $0.0 and $0.0, respectively	—	0.1
Employee pension and postretirement benefits, net of income tax provision of $0.3 and $0.0, respectively	1.2	0.5
Foreign currency translation adjustments	(13.6)	(2.5)
Total other comprehensive loss, net of income tax	(12.4)	(1.9)
Comprehensive loss	$(20.2)	$(28.6)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2020 and December 31, 2019

(Unaudited)

($ in millions, except share data)

	March 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$103.6	$199.3
Accounts receivable, less allowances of $8.7 and $7.9, respectively	169.3	168.3
Inventories — net	545.6	461.4
Notes receivable — net	15.1	17.4
Other current assets	29.2	26.0
Total current assets	862.8	872.4

Property, plant and equipment — net	277.6	289.9
Operating lease right-of-use assets	44.9	47.6
Goodwill	230.3	232.5
Other intangible assets — net	114.9	116.3
Other long-term assets	53.5	59.0
Total assets	$1,584.0	$1,617.7
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$358.4	$340.8
Short-term borrowings and current portion of long-term debt	3.9	3.8
Product warranties	47.1	47.2
Customer advances	21.0	25.8
Other liabilities	21.5	23.3
Total current liabilities	451.9	440.9
Non-Current Liabilities:
Long-term debt	307.9	308.4
Operating lease liabilities	35.0	37.6
Deferred income taxes	3.2	5.5
Pension obligations	83.7	86.4
Postretirement health and other benefit obligations	15.8	16.4
Long-term deferred revenue	25.7	30.3
Other non-current liabilities	44.1	46.3
Total non-current liabilities	515.4	530.9
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (authorized 3,500,000 shares of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 34,508,504 and 35,374,537 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	593.7	592.2
Accumulated other comprehensive loss	(133.4)	(121.0)
Retained earnings	228.2	236.2
Treasury stock, at cost (6,285,479 and 5,419,446 shares, respectively)	(72.2)	(61.9)
Total stockholders' equity	616.7	645.9
Total liabilities and stockholders' equity	$1,584.0	$1,617.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(7.8)	$(26.7)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation	9.0	8.8
Amortization of intangible assets	0.1	0.1
Amortization of deferred financing fees	0.4	0.4
Loss on debt extinguishment	—	25.0
(Gain) loss on sale of property, plant and equipment	(0.1)	0.4
Other	3.4	3.7
Changes in operating assets and liabilities
Accounts receivable	(5.6)	(195.7)
Inventories	(88.5)	(94.5)
Notes receivable	2.6	—
Other assets	(1.7)	14.1
Accounts payable	28.1	26.6
Accrued expenses and other liabilities	(18.5)	(29.5)
Net cash used for operating activities	(78.6)	(267.3)

Cash Flows from Investing Activities:
Capital expenditures	(3.6)	(4.4)
Proceeds from sale of fixed assets	0.1	4.8
Cash receipts on sold accounts receivable	—	126.3
Net cash provided by (used for) investing activities	(3.5)	126.7

Cash Flows from Financing Activities:
Proceeds from revolving credit facility	—	58.0
Payments on revolving credit facility	—	(25.0)
Payments on long-term debt	—	(277.8)
Proceeds from long-term debt	—	300.0
Other debt - net	(0.5)	—
Debt issuance costs	—	(5.6)
Exercises of stock options	0.1	0.1
Common stock repurchases	(12.0)	—
Net cash provided by (used for) financing activities	(12.4)	49.7

Effect of exchange rate changes on cash	(1.3)	(0.4)

Net decrease in cash and cash equivalents	(95.8)	(91.3)
Cash and cash equivalents at beginning of period	199.3	140.3
Cash and cash equivalents at end of period	$103.6	$49.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

As of March 31, 2020 and December 31, 2019

(Unaudited)

($ in millions, except share data)

	March 31, 2020	December 31, 2019
Common Stock - Shares Outstanding
Balance at beginning of period	35,374,537	35,588,833
Stock options exercised	11,250	58,404
Restricted stock, net	118,009	145,482
Performance shares issued	66,419	54,860
Common stock repurchases	(1,061,711)	(473,042)
Balance at end of period	34,508,504	35,374,537
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4
Balance at end of period	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$592.2	$584.8
Stock options exercised and issuance of other stock awards	(1.9)	(2.1)
Stock-based compensation	3.4	9.5
Balance at end of period	$593.7	$592.2
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(121.0)	$(116.6)
Other comprehensive loss	(12.4)	(4.4)
Balance at end of period	$(133.4)	$(121.0)
Retained Earnings
Balance at beginning of period	$236.2	$189.6
Adoption of accounting standard updates	(0.2)	—
Net income (loss)	(7.8)	46.6
Balance at end of period	$228.2	$236.2
Treasury Stock
Balance at beginning of period	$(61.9)	$(56.9)
Stock options exercised and issuance of other stock awards	1.7	2.4
Common stock repurchases	(12.0)	(7.4)
Balance at end of period	$(72.2)	$(61.9)
Total equity	$616.7	$645.9

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2020 and 2019

1.  Accounting Policies and Basis of Presentation

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations and comprehensive income for the three months ended March 31, 2020 and 2019, the cash flows for the same three-month periods and the financial position and equity at March 31, 2020 and December 31, 2019, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2019. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All dollar amounts, except share amounts, are in millions of dollars throughout the tables in these notes unless otherwise indicated.

Impact of COVID-19 Pandemic

During the first quarter of 2020, the outbreak of COVID-19 spread throughout the world and became a global pandemic. In response to the COVID-19 pandemic, various national, state, and local governments where the Company, its suppliers and customers operate have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. The Company has significant operations worldwide, including in the United States, France, Germany, Portugal, Italy and China and each of these countries has been affected by the outbreak and taken measures to try to contain it, resulting in disruptions at some of the Company’s manufacturing facilities and support operations. Although the Company continues to operate in the United States as an essential business, certain facilities around the world were closed at some point throughout the quarter.

There is considerable uncertainty regarding the impact, and expected duration, of the pandemic, and restrictions on the Company’s access to its facilities or on its support operations or workforce, or similar limitations for its customers, dealers and suppliers. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and the Company’s ability to perform critical functions could be harmed. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s first quarter financial results, including, but not limited to, impairment of goodwill and other long-lived assets, income tax provision, recoverability of inventory and hedge accounting with respect to forecasted future transactions.

2.  Recent Accounting Changes and Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The new guidance is applicable to financial assets measured at amortized cost, net investments in leases and certain off-balance sheet credit exposures. The standard was effective for annual periods beginning after December 15, 2019. The adoption of the ASU resulted in a $0.2 million reduction in beginning retained earnings and a corresponding reduction in accounts receivable on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2020. There was no material impact to the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

3. Revenues

The Company records deferred revenue when cash payments are received or due in advance of performance, including amounts which are refundable. The table below shows the change in the customer advances balance for the three months ended March 31, 2020 and 2019 which are included in current liabilities in the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$25.8	$9.6
Cash received in advance of satisfying performance obligation	28.9	31.9
Revenue recognized	(32.5)	(28.3)
Currency translation	(1.2)	0.1
Balance at end of period	$21.0	$13.3

Disaggregation of the Company’s revenue sources are disclosed in Note 17, “Segments.”

4.  Fair Value of Financial Instruments

Accounting Standards Codification (“ASC”) Topic 820-10, “Fair Value Measurement,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820-10 classifies the inputs used to measure fair value into the following hierarchy:

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

The following tables set forth the Company’s financial assets and liabilities that were recorded within the Condensed Consolidated Balance Sheets and accounted for at fair value as of March 31, 2020 and December 31, 2019, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of March 31, 2020
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
Forward currency exchange contracts	$—	$0.1	$—	$0.1	Other current assets
Current Liabilities:
Forward currency exchange contracts	$—	$0.2	$—	$0.2	Accounts payable and accrued expenses

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
Forward currency exchange contracts	$—	$0.1	$—	$0.1	Other current assets
Current Liabilities:
Forward currency exchange contracts	$—	$0.1	$—	$0.1	Accounts payable and accrued expenses

The fair value of the senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $266.0 million as of March 31, 2020. See Note 11, “Debt,” for a description of the debt instrument and its related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company estimates the fair value of its 2026 Notes based on quoted market prices; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the revolving credit facility, approximate fair value, without being discounted as of March 31, 2020 and December 31, 2019, due to the short-term nature of these instruments.

Forward currency exchange contracts (“FX Forward Contracts”) are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2. See Note 5, “Derivative Financial Instruments” for additional information.

5.  Derivative Financial Instruments

The Company’s risk management objective is to ensure that business exposures to risks are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures.  Operating decisions consider these associated risks and, whenever possible, transactions are structured to avoid or mitigate these risks.

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income expense – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to these types of transactions during the three months ended March 31, 2020 and 2019, respectively.

The Company had FX Forward Contracts with an aggregate notional amount of $24.4 million and $32.6 million outstanding as of March 31, 2020 and December 31, 2019, respectively. The aggregate notional amount outstanding as of March 31, 2020 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in Euros. As of March 31, 2020 and December 31, 2019, the net fair value of these contracts was a net current liability of $0.1 million and a net zero balance, respectively. There was zero unrealized gains (losses), net of income tax, recorded in accumulated other comprehensive loss as of March 31, 2020 and December 31, 2019.

The following table provides the amount of gain or losses recorded in the Condensed Consolidated Statement of Operations for FX Forward Contracts for the three months ended March 31, 2020 and 2019.

		Three Months Ended March 31,
	Recognized Location	2020	2019
Designated	Cost of sales	$0.1	$0.8
Non-Designated	Other income (expense) - net	$—	$0.7

6.  Inventories

The components of inventories as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
Raw materials	$157.3	$156.3
Work-in-process	142.2	116.3
Finished goods	297.5	239.4
Total inventories	597.0	512.0
Excess and obsolete inventory reserve	(51.4)	(50.6)
Inventories — net	$545.6	$461.4

7.  Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other non-current assets on the Condensed Consolidated Balance Sheets. Current and long-term notes receivable balances primarily relate to the Company’s captive finance entity in China. The Company also has a long-term note receivable balance related to the 2014 sale of Manitowoc Dong Yue. During 2019, the Company recorded $2.8 million related to the write down of the note with Manitowoc Dong Yue to the anticipated collection amount. As of March 31, 2020, the Company had current and long-term notes receivable in the amount of $15.1 million and $16.0 million, respectively. As of December 31, 2019, the Company had current and long-term notes receivable in the amount of $17.4 million and $16.3 million, respectively.

8.  Property, Plant and Equipment

The components of property, plant and equipment at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
Land	$23.3	$24.0
Building and improvements	193.8	197.3
Machinery, equipment and tooling	271.9	274.2
Furniture and fixtures	18.3	18.5
Computer hardware and software	119.3	119.3
Rental cranes	73.1	77.7
Construction in progress	8.5	11.2
Total cost	708.2	722.2
Less accumulated depreciation	(430.6)	(432.3)
Property, plant and equipment-net	$277.6	$289.9

Property, plant and equipment are depreciated over the asset’s estimated useful lives using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

9.  Goodwill and Other Intangible Assets

The Company performs an annual impairment review of goodwill and indefinite-lived intangible assets during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company considered the deterioration in general economic and market conditions due to the COVID-19 pandemic and its impact on each of the Company’s reporting units’ performance. Despite the significant excess fair value identified in the 2019 annual impairment assessment, the Company determined that due to the decline in the Company’s market capitalization as a result of the COVID-19 pandemic, a triggering event was identified during the first quarter of 2020. Therefore, the Company qualitatively assessed whether it was more likely than not that the goodwill and indefinite-lived intangible assets were impaired as of March 31, 2020. Based on the Company’s review of its previous forecast and assumptions of its long-term revenue growth and operating income projections, including the duration and extent of the COVID-19 impact to the business, current discount rates, volatility in the Company’s market capitalization and macro-economic conditions, as well as the amount of excess of fair value over the carrying value of the reporting units in the 2019 annual impairment assessment, the Company concluded that the fair value of each reporting unit was in excess of its carrying amount as of March 31, 2020. However, the Company is unable to predict future changes in such circumstances, including a more prolonged and/or severe COVID-19 pandemic than anticipated, or future changes in the variables associated with management’s judgements and assumptions used to assess the fair value of the reporting units, which could require the Company to record a non-cash impairment charge in the future.

The changes in the carrying amount of goodwill for the year ended December 31, 2019 and the three months ended March 31, 2020 are summarized as follows:

	Americas	MEAP	Consolidated
Balance as of January 1, 2019	$166.5	$66.3	$232.8
Foreign currency impact	—	(0.3)	(0.3)
Balance as of December 31, 2019	166.5	66.0	232.5
Foreign currency impact	—	(2.2)	(2.2)
Balance as of March 31, 2020	$166.5	$63.8	$230.3

Other intangible assets with definite lives are amortized over their estimated useful lives.

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Trademarks and tradenames	$94.2	$—	$94.2	$95.3	$—	$95.3
Customer relationships	9.7	(8.2)	1.5	10.0	(8.5)	1.5
Patents	29.2	(28.4)	0.8	29.5	(28.7)	0.8
Distribution network	18.4	—	18.4	18.7	—	18.7
Net balance	$151.5	$(36.6)	$114.9	$153.5	$(37.2)	$116.3

Amortization expense for each of the three months ended March 31, 2020 and 2019 was $0.1 million.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable.

10.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
Trade accounts payable	$211.5	$187.1
Employee-related expenses	39.4	56.6
Accrued vacation	21.4	20.2
Miscellaneous accrued expenses	86.1	76.9
Total accounts payable and accrued expenses	$358.4	$340.8

11.  Debt

Outstanding debt at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020	December 31, 2019
Senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2026	300.0	300.0
Other	16.2	16.7
Deferred financing costs	(4.4)	(4.5)
Total debt	311.8	312.2
Short-term borrowings and current portion of long-term debt	(3.9)	(3.8)
Long-term debt	$307.9	$308.4

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

The Company used the initial extension of credit under the ABL Revolving Credit Facility, together with the net proceeds from the offering of the 2026 Notes, to (i) redeem all of the Company’s $260.0 million in outstanding 12.750% Senior Secured Second Lien Notes due 2021 (the “Prior 2021 Notes”); (ii) repay all obligations outstanding, and terminate all commitments, under the Company’s previous (x) $225.0 million ABL Revolving Credit Facility and (y) $75.0 million accounts receivable securitization facility; and (iii) pay related fees and expenses, including $16.6 million of call premium on the Prior 2021 Notes, $5.0 million of closing costs and $4.6 million of accrued interest.

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

As of March 31, 2020, the Company had outstanding $16.2 million of other indebtedness that has a weighted-average interest rate of approximately 5.14%. This debt includes balances on local credit lines and other financing arrangements.

At March 31, 2020 and December 31, 2019, the Company had no borrowings on the ABL Revolving Credit Facility. As of March 31, 2020, the spreads for LIBOR and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $240.2 million, which represents revolver borrowing capacity of $244.2 million less U.S. letters of credit outstanding of $4.0 million.

Both the ABL Revolving Credit Facility and the 2026 Notes include customary covenants which include, without limitation, restrictions on, the Company’s ability and the ability of the Company’s restricted subsidiaries to incur, assume or guarantee additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates and designate the Company’s subsidiaries as unrestricted. Both the ABL Revolving Credit Facility and the 2026 Notes also include customary events of default. The ABL Revolving Credit Facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in the Company’s business or financial condition since December 31, 2018.

Additionally, the ABL Revolving Credit Facility contains a covenant requiring the Company to maintain a minimum fixed charge coverage ratio under certain circumstances set forth in the ABL Credit Agreement.

As of March 31, 2020, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

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

Trade accounts receivable sold to the Purchaser and being serviced by the Company totaled zero and $149.0 million for the three months ended March 31, 2020 and 2019, respectively. Cash proceeds received from customers related to the receivables previously sold for the three months ended March 31, 2020 and 2019 were zero and $182.8 million, respectively.

Proceeds received from the sale of trade receivables under the program are included in cash flows from operating activities; whereas cash collections related to the deferred purchase price are classified as cash flows from investing activities in the accompanying Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2020 and 2019 non-cash investing activities related to the increase in the deferred purchase price was zero million and $168.3 million, respectively.

The Company has two non-U.S. accounts receivable financing programs. During 2019, the Company increased the maximum availability under these programs from €45 million to €55 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold are collected. During the three months ended March 31, 2020, the Company sold €36.5 million of receivables and received €36.5 million of cash on the sold receivables. The Company also has one U.S. accounts receivable financing program. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with Topic 860.

13.  Income Taxes

For the three months ended March 31, 2020 and 2019, the Company recorded a provision for income taxes of $1.9 million and $3.3 million, respectively. The decrease in the Company’s provision for income taxes for the three months ended March 31, 2020 relative to the prior year primarily relates to reduced tax expense in foreign jurisdictions.

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

The Company’s unrecognized tax benefits, excluding interest and penalties, were $11.6 million as of March 31, 2020 and $11.5 million as of December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Act (the “CARES Act”) was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. The Company is evaluating the CARES Act but does not expect it to impact current and deferred income tax balances; therefore, no resulting adjustments have been recorded to such balances as of March 31, 2020. As the Company completes its evaluation and further guidance is released regarding the CARES Act, the Company will record adjustments, as necessary, to its current and deferred income tax balances.

14.  Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding of 35.1 million and 35.6 million for the three months ended March 31, 2020 and 2019.

Equity incentive instruments for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Due to the net loss incurred during the three months ended March 31, 2020 and 2019, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the net diluted loss per share calculation for those periods.

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	Three Months Ended March 31,
	2020	2019
Basic weighted average common shares outstanding	35,135,525	35,642,832
Effect of dilutive securities - stock awards	—	—
Diluted weighted average common shares outstanding	35,135,525	35,642,832

No cash dividends were paid during the three months ended March 31, 2020 and 2019.

15.  Equity

Authorized capital consists of 75 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

As of March 31, 2020, the Company has authorization to repurchase up to $30.0 million of the Company’s common stock at management’s discretion. During the three months ended March 31, 2020, the Company repurchased 1.1 million shares of the Company’s common stock for $12.0 million under this authorization. As of March 31, 2020, the Company had $10.6 million remaining under this authorization. As a result of the COVID-19 pandemic, the Company suspended its share repurchase program to preserve its liquidity and manage cash flows.

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2018	$(0.3)	$(36.2)	$(80.1)	$(116.6)
Other comprehensive income (loss) before reclassifications	(0.7)	0.1	(2.5)	(3.1)
Amounts reclassified from accumulated other comprehensive loss	0.8	0.4	—	1.2
Net other comprehensive income (loss)	0.1	0.5	(2.5)	(1.9)
Balance at March 31, 2019	$(0.2)	$(35.7)	$(82.6)	$(118.5)

Balance at December 31, 2019	$—	$(39.9)	$(81.1)	$(121.0)
Other comprehensive income (loss) before reclassifications	(0.1)	1.1	(13.6)	(12.6)
Amounts reclassified from accumulated other comprehensive loss	0.1	0.1	—	0.2
Net other comprehensive income (loss)	—	1.2	(13.6)	(12.4)
Balance at March 31, 2020	$—	$(38.7)	$(94.7)	$(133.4)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019		Recognized Location
Gains and losses on cash flow hedges
FX Forward Contracts	$(0.1)	$(0.8)		Cost of sales
Total before income taxes	(0.1)	(0.8)
Provision for income taxes	—	—
Total, net of income taxes	$(0.1)	$(0.8)
Amortization of pension and postretirement items
Actuarial losses	$(1.1)	$(1.1)	(a)	Other expense - net
Amortization of prior service cost	0.7	0.7	(a)	Other expense - net
Total before income taxes	(0.4)	(0.4)
Provision for income taxes	0.3	-
Total, net of income taxes	$(0.1)	$(0.4)

Total reclassifications for the period, net of income taxes	$(0.2)	$(1.2)

(a)	These accumulated other comprehensive income (loss) components are components of net periodic pension cost (see Note 21, “Employee Benefit Plans,” for further details)

16.  Stock-Based Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2020 is included in the Company’s 2019 Annual Report on Form 10-K. The total number of shares of the Company’s common stock available for awards under the 2013 Plan is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of March 31, 2020 is 4,603,138 shares.

Stock-based compensation expense was $3.4 million and $3.1 million for the three months ended March 31, 2020 and 2019, respectively. The Company recognizes stock-based compensation expense over the awards' vesting period, subject to retirement, death or disability provisions of the 2013 Omnibus Incentive Plan.

Options to acquire 250,432 and 210,243 shares of common stock were granted to employees during the three months ended March 31, 2020 and 2019, respectively. The options granted in 2020 and 2019 become exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date.

A total of 277,449 and 176,371 restricted stock units were issued by the Company to employees during the three months ended March 31, 2020 and 2019, respectively. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the first anniversary of the grant date.

A total of 321,599 and 228,037 performance shares were issued during the three months ended March 31, 2020 and 2019, respectively. Performance shares cliff vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance shares granted in 2020 are based 100% on the 3-year average of the Company’s Adjusted EBITDA percentage from continuing operations from 2020 to 2022 and can be modified +/-20% based on total shareholder return relative to a defined peer group of companies during the three-year performance period. The performance goals for the performance shares granted in 2019 are based 50% on total shareholder return relative to a defined peer group of companies during the three-year performance period and 50% on the Company’s Adjusted EBITDA percentage from continuing operations in 2021. Depending on the foregoing factors, the number of shares earned could range from zero to two times the amount of performance shares outstanding on the vesting date.

The Company issued a total of 77,608 and 50,673 equity grants to directors during the three months ended March 31, 2020 and 2019, respectively.  The 2020 and 2019 equity grants vested immediately upon the grant date.

17. Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance as the source of the Company’s reportable operating segments.

The Company has three reportable segments: Americas, EURAF, and MEAP. The Americas operating segment includes the North America and South America continents. The EURAF operating segment includes the continents of Europe and Africa continents, excluding the Middle East region. The MEAP operating segment includes the Asia and Australia continents and the Middle East region.

The CODM evaluates the performance of its reportable segments based on net sales and operating income. Segment net sales are recognized in the geographic region the product is sold. Operating income for each segment includes net sales to third parties, cost of sales directly attributable to the segment, and operating expenses directly attributable to the segment. Manufacturing variances generated within each operating segment are maintained in each segment’s operating income. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as stock-based compensation expenses, income taxes, nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany sales between segments for management reporting purposes. The Company’s operating segments were identified as its reportable segments.

The following table shows information by reportable segment for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net Sales
Americas	$156.2	$206.1
EURAF	122.9	154.2
MEAP	50.1	57.7
Total	$329.2	$418.0
Segment Operating Income
Americas	$9.1	$15.2
EURAF	(0.4)	3.4
MEAP	6.3	7.3
Total	$15.0	$25.9
Depreciation
Americas	$4.0	$3.6
EURAF	3.8	3.7
MEAP	0.5	0.7
Corporate	0.7	0.8
Total	$9.0	$8.8
Capital Expenditures
Americas	$0.3	$2.8
EURAF	3.3	0.8
MEAP	—	0.8
Corporate	—	—
Total	$3.6	$4.4

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31,
	2020	2019
Segment operating income	$15.0	$25.9
Unallocated corporate expenses	(9.3)	(9.3)
Unallocated restructuring expense	—	(0.1)
Unallocated other operating income (expense) - net	—	(0.3)
Total operating income	$5.7	$16.2

Net sales by geographic area for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31,
	2020	2019
United States	$142.7	$184.7
Europe	119.5	149.1
Other	67.0	84.2
Total	$329.2	$418.0

Net sales by product for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31,
	2020	2019
Cranes	$248.6	$333.5
Aftermarket parts and other*	80.6	84.5
Total net sales	$329.2	$418.0

*Other consists of sales related to CraneCare services such as trainings and field service work.

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

As of March 31, 2020, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of March 31, 2020, the largest self-insured retention level for new occurrences currently maintained by the Company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves, recorded within other liabilities in the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 were $11.1 million and $12.8 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

At March 31, 2020 and December 31, 2019, the Company had reserved $48.9 million and $48.6 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve legal matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 19, “Guarantees,” for further information.

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

19.  Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases,” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The deferred revenue which includes buybacks and extended warranties recorded in accounts payable and accrued expense and non-current liabilities in the Condensed Consolidated Balance Sheets, as of March 31, 2020 and December 31, 2019 was $36.4 million and $38.0 million, respectively.  The total amount of buyback commitments given by the Company and outstanding at March 31, 2020 and December 31, 2019 was $27.1 million and $28.5 million, respectively.  These amounts are not reduced for amounts the Company would recover from repossessing and subsequent resale of the units. The buyback commitments expire at various times through 2027.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. Below is a table summarizing the warranty activity for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$60.6	$47.8
Accruals for warranties issued during the period	8.6	7.0
Settlements made (in cash or in kind) during the period	(8.8)	(8.8)
Currency translation	(0.7)	(0.3)
Balance at end of period	$59.7	$45.7

Included in the warranty balance as of March 31, 2020 and December 31, 2019 is $12.6 million and $13.4 million, respectively, of long-term warranty which is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

20.  Restructuring

During the three months ended March 31, 2020 and 2019, the Company incurred $1.5 million and $4.5 million of restructuring expense, respectively. The costs for the three months ended March 31, 2020 related primarily to headcount reductions in Europe. Costs for the three months ended March 31, 2019, related primarily to headcount reductions in Europe and North America.

The following is a rollforward of the Company's restructuring accrual for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Balance at beginning of period	$2.0	$3.3
Restructuring expenses	1.5	4.5
Use of reserve	(1.1)	(3.0)
Reserve reclassification	—	(0.2)
Currency translation	—	—
Balance at end of period	$2.4	$4.6

21.  Employee Benefit Plans

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

The components of periodic benefit costs for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31, 2020
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1
Interest cost of projected benefit obligations	1.0	0.4	0.1
Expected return on plan assets	(1.3)	(0.2)	—
Amortization of prior service cost	—	—	(0.7)
Amortization of actuarial net loss	0.7	0.4	—
Net periodic benefit costs	$0.4	$1.1	$(0.5)

	Three Months Ended March 31, 2019
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1
Interest cost of projected benefit obligations	1.3	0.5	0.2
Expected return on plan assets	(1.1)	(0.3)	—
Amortization of prior service costs	—	—	(0.7)
Amortization of actuarial net loss	0.8	0.3	—
Net periodic benefit costs	$1.0	$1.0	$(0.4)

The components of net periodic benefit cost other than the service cost component are included in other expense - net in the Condensed Consolidated Statement of Operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, including the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to:

•	The uncertain negative impacts COVID-19 will have on our business, financial condition, cash flows, results of operations and supply chain, as well as customer demand;
•	actions of competitors;
•	changes in economic or industry conditions generally or in the markets served by Manitowoc;
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
•

other risk factors detailed in Manitowoc's 2019 Annual Report on Form 10-K, as such may be amended or supplemented in Manitowoc’s subsequently filed Quarterly Reports on 10-Q (including this report), and its other filings with the United States Securities and Exchange Commission.

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

COVID-19 Update

The Company is closely monitoring the unprecedented impact the COVID-19 pandemic is having on the global economy and human health, and continues to actively address the pandemic, with international crisis response teams working to mitigate potential impacts to the Company’s employees and business.

The pandemic has impacted the Company’s global manufacturing activities including the temporary suspension of normal manufacturing activity at certain of the Company’s production facilities around the world. The Company’s major facilities in Europe closed in mid-March, with the German factory reopening on April 20, 2020, and the remainder of factories in France, Italy and Portugal reopening in early May of this year. The Company continues to operate in the United States as an essential business, however, with supply chain constraints and employee absenteeism, the Company has and may in the future experience productivity declines. The Company expects plant closures, supply chain constraints and employee absenteeism to have an adverse effect on financial results for the second quarter.

In addition, as a result of the pandemic, the Company expects a decline in the demand for its products. The extent of the impact on the Company’s financial results is dependent on a number of factors, including the length and severity of the pandemic, associated government actions and the related effect on the global economy and markets in which the Company serves, all which are highly uncertain and cannot be predicted.

As a result of the COVID-19 pandemic, the Company withdrew 2020 financial guidance on March 27, 2020 and will not, at this time, issue revised guidance due to the continuing economic uncertainties. The full severity and duration of the related global economic crisis is not known, but it is expected to continue to negatively impact operating results. See Part II, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from COVID-19.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Dollar Change	Percentage Change
Net Sales
Americas	$156.2	$206.1	$(49.9)	(24.2)%
EURAF	122.9	154.2	(31.3)	(20.3)%
MEAP	50.1	57.7	(7.6)	(13.2)%

Segment Operating Income (Loss)
Americas	$9.1	$15.2	$(6.1)	(40.1)%
EURAF	(0.4)	3.4	(3.8)	(111.8)%
MEAP	6.3	7.3	(1.0)	(13.7)%

Americas

Americas net sales decreased 24.2% for the three months ended March 31, 2020 to $156.2 million from $206.1 million for the three months ended March 31, 2019. The decrease was primarily due to lower shipments of cranes for the commercial construction and energy end markets from entering the current year with a lower shippable backlog. Net sales were also unfavorably impacted by the COVID-19 pandemic during the three months ended March 31, 2020 by approximately $1.9 million.

Americas operating income decreased $6.1 million for the three months ended March 31, 2020 to $9.1 million from $15.2 million for the three months ended March 31, 2019. The decrease was primarily due to lower volume on crane shipments and expenses related to the triennial ConExpo tradeshow held in March 2020. This was partially offset by $1.7 million of lower restructuring expense and lower short-term incentive compensation costs.

EURAF

EURAF net sales decreased 20.3% for the three months ended March 31, 2020 to $122.9 million from $154.2 million for the three months ended March 31, 2019. The decrease was primarily due to the COVID-19 pandemic which resulted in approximately $31.5 million of lower shipments of cranes. EURAF net sales were also unfavorably impacted by approximately $3.7 million from changes in foreign currency exchange rates.

EURAF operating loss was $0.4 million for the three months ended March 31, 2020 compared to operating income of $3.4 million for the three months ended March 31, 2019, a decrease of $3.8 million. The decrease was primarily due to lower volume of crane shipments and approximately $2.0 million of period costs from underutilized manufacturing facilities due to the COVID-19 pandemic. This was partially offset by $3.9 million of lower engineering, selling and administrative expenses primarily due to lower short-term incentive compensation costs and reduced discretionary spending. Operating income was unfavorably impacted by approximately $0.2 million from changes in foreign currency exchange rates.

MEAP

MEAP net sales decreased 13.2% for the three months ended March 31, 2020 to $50.1 million from $57.7 million for the three months ended March 31, 2019. The decrease was primarily due to the COVID-19 pandemic which resulted in approximately $3.6 million of lower shipments of cranes. MEAP net sales were also unfavorably impacted by approximately $1.5 million from changes in foreign currency exchange rates.

MEAP operating income decreased 13.7% for the three months ended March 31, 2020 to $6.3 million from $7.3 million for the three months ended March 31, 2019. The decrease was primarily due to lower volume of crane shipments. This was partially offset by $1.3 million of lower engineering, selling and administrative expenses primarily due to reduced discretionary spending. Operating income was unfavorably impacted by approximately $0.1 million from changes in foreign currency exchange rates.

Results of Operations for the Quarters Ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019	2020 to 2019 % Change
Net sales	$329.2	$418.0	(21.2)%
Gross profit	63.2	80.2	(21.2)%
Gross profit %	19.2%	19.2%
Engineering, selling and administrative expenses	55.9	59.4	(5.9)%
Restructuring expense	1.5	4.5	(66.7)%
Interest expense	7.2	10.9	(33.9)%
Loss on debt extinguishment	—	25.0	*
Amortization of deferred financing fees	0.4	0.4	—
Other expense - net	4.0	3.3	(21.2)%
Provision for income taxes	1.9	3.3	*
*Measure not meaningful

Net Sales, Orders and Backlog

Consolidated net sales for the three months ended March 31, 2020 decreased 21.2% to $329.2 million from $418.0 million for the three months ended March 31, 2019. This decrease was primarily attributable to lower shipments of cranes in the Americas region for the commercial construction and energy end markets from entering the current year with a lower shippable backlog. In addition, approximately $37.0 million of the decrease was driven by the COVID-19 pandemic which impacted the Company’s ability to ship cranes. Consolidated net sales were unfavorably impacted by $5.2 million from changes in foreign currency exchange rates.

Orders for the three months ended March 31, 2020 decreased 15.0% to $375.0 million from $441.0 million for the three months ended March 31, 2019. The decrease was mainly due to a decline in market demand in the Americas region, partially offset by higher orders in the EURAF region. Orders were also unfavorably impacted by approximately $5.1 million due to changes in foreign currency exchange rates.

As of March 31, 2020, total backlog was $520.9 million, a 9.6% increase from the December 31, 2019 backlog of $475.1 million, and a 24.9% decrease from the March 31, 2019 backlog of $693.6 million. Backlog was unfavorably impacted by approximately $4.9 million year over year, due to changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended March 31, 2020 was $63.2 million, a decrease of $17.0 million compared to $80.2 million for the three months ended March 31, 2019. This decrease was mainly due to the decrease in sales volume discussed above and $1.1 million of unfavorable changes in foreign currency exchange rates.

Gross profit percentage remained flat year over year due to favorable product mix.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased 5.9% to $55.9 million for the three months ended March 31, 2020 compared to $59.4 million for the three months ended March 31, 2019. This decrease was primarily due to lower short-term incentive compensation costs, headcount reductions and reduced discretionary spending. This was partially offset by higher tradeshow costs related to the triennial ConExpo trade show in March 2020. Engineering, selling and administrative expenses were also favorably impacted by $1.0 million from changes in foreign currency exchange rates.

Restructuring Expense

During the three months ended March 31, 2020 and 2019, the Company incurred $1.5 million and $4.5 million of restructuring expense, respectively. The costs for the three months ended March 31, 2020 related primarily to headcount reductions in Europe. Costs for the three months ended March 31, 2019 related primarily to headcount reductions in Europe and North America.

Interest Expense & Amortization of Deferred Financing Fees

Interest expense for the three months ended March 31, 2020 totaled $7.2 million versus $10.9 million for the three months ended March 31, 2019. This decrease was primarily due to a reduction of the average effective interest rate from 13.4% in 2019 to 9.2% in 2020 and a lower average debt outstanding in 2020. The decrease in the average effective interest rate was primarily due to the refinancing of the Company’s debt completed in the first quarter of 2019. Amortization expense of deferred financing fees was relatively flat year over year. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Loss on Debt Extinguishment

During the three months ended March 31, 2019, the Company recorded a $25.0 million charge associated with the Company’s refinancing of the ABL Revolving Credit Facility and 2026 Notes. The charge was composed of $16.6 million of call premium on the Prior 2021 Notes, $5.3 million of unamortized discount on the Prior 2021 Notes and $3.1 million of unamortized debt issuance costs.

Refer to Note 11, “Debt” for additional information.

Other Expense - Net

Other expense – net for the three months ended March 31, 2020 was $4.0 million. Other expense – net was primarily composed of $3.9 million of foreign currency losses and $0.4 million of pension benefit and postretirement health costs.

Other expense – net for the three months ended March 31, 2019 was $3.3 million. Other expense – net was primarily composed of $2.5 million of foreign currency losses and $0.9 million of pension benefit and postretirement health costs.

Income Taxes

For the three months ended March 31, 2020 and 2019, the Company recorded income tax expense of $1.9 million and $3.3 million, respectively. The decrease in the Company’s tax expense for the three months ended March 31, 2020 relative to the prior year relates primarily to reduced tax expense in foreign jurisdictions. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Net cash used for operating activities	$(78.6)	$(267.3)
Net cash provided by (used for) investing activities	(3.5)	126.7
Net cash provided by (used for) financing activities	(12.4)	49.7
Cash and cash equivalents	103.6	49.0

Cash Flows From Operating Activities

Cash flows used for operating activities for the first three months of 2020 were $78.6 million and were primarily driven by a net increase in working capital of $83.6 million. The increase in working capital primarily resulted from an increase in inventory of $88.5 million from December 31, 2019 and payments of incentive compensation earned in the prior year. The increase in inventory is consistent with the Company’s history of building inventory in anticipation of the summer construction season in the northern hemisphere. This was partially offset by a $5.0 million increase in net income excluding adjustments to reconcile net loss to operating cash flows from operating activities.

Cash flows used for operating activities for the first three months of 2019 were $267.3 million and were primarily driven by trade receivables sold to the Company’s securitization program resulting in $126.3 million of cash flows being reported in cash provided by investing activities and $75.0 million of purchases of accounts receivable previously sold into the prior accounts receivable securitization program and a net increase in working capital of $77.7 million. The increase in working capital primarily resulted from an increase in inventory of $94.5 million from December 31, 2018 and payments of incentive compensation earned in the prior year. The increase in inventory is consistent with the Company’s history of building inventory in anticipation of the summer construction season in the northern hemisphere. This was partially offset by an $11.7 million increase in net income excluding adjustments to reconcile net loss to operating cash flows from operating activities.

Cash Flows From Investing Activities

Cash flows used for investing activities were $3.5 million for the three months ended March 31, 2020 and consisted of $3.6 million of capital expenditures partially offset by $0.1 million of proceeds from the sale of property, plant and equipment.

Cash flows provided by investing activities were $126.7 million for the three months ended March 31, 2019 and consisted of $126.3 million of cash collections on accounts receivable sold to the Company’s prior securitization program and proceeds from sales of property, plant and equipment of $4.8 million. This was partially offset by capital expenditures of $4.4 million.

Cash Flows From Financing Activities

Cash flows used for financing activities were $12.4 million for the three months ended March 31, 2020 and consisted of $12.0 million of repurchases of common stock and $0.5 million of payments on other debt. This was partially offset by $0.1 million of cash receipts from the exercise of stock options.

Cash flows provided by financing activities were $49.7 million for the three months ended March 31, 2019 and consisted of $300.0 million of proceeds from the issuance of the 2026 Notes and $33.0 million of proceeds from the ABL Revolving Credit Facility. Proceeds were offset by $277.8 million of payments to terminate the Prior 2021 Notes and $5.6 million in debt issuance costs.

Liquidity and Capital Resources

The Company’s liquidity position at March 31, 2020 and December 31, 2019 is summarized as follows:

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$103.6	$199.3
Revolver borrowing capacity	244.2	210.4
Other debt availability	38.2	38.8
Less: Borrowings on revolver	—	—
Less: Outstanding letters of credit	(4.0)	(4.0)
Total liquidity	$382.0	$444.5

Outlook

The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs for the foreseeable future. The Company is also taking action to preserve its liquidity and manage its cash flow, such as reducing discretionary spending, suspending its share repurchase program and reducing its capital expenditures. In addition, the Company is managing its payroll costs by eliminating base salary increases for its employees and executive officers. The Company is also taking advantage of the broad-based employer relief provided under the CARES Act and will defer payment of employer Social Security taxes for wage payments made after March 12, 2020, through the end of the calendar year. The Company will defer 50% of the payment of these taxes to December 31, 2021, with the remaining 50% to be paid by December 31, 2022. Globally, the Company continues to review all available government subsidies and other programs to aid with liquidity and employee retention.

Cash Sources

The Company has historically relied primarily on cash flows from operations, borrowings under revolving credit facilities, issuances of notes and other forms of debt financing as its sources of cash.

The maximum availability under the Company’s current ABL Revolving Credit Facility is $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of 5 years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility.

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe. There is a total of six facilities, of which five facilities are denominated in Euros totaling €26.0 million and one facility denominated in US dollars totaling $9.5 million. Total U.S. dollar availability as of March 31, 2020 for the six overdraft facilities is $38.2 million.

Debt

Outstanding debt as of March 31, 2020 and December 31, 2019 is summarized as follows:

	March 31, 2020	December 31, 2019
Senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2026	300.0	300.0
Other	16.2	16.7
Deferred financing costs	(4.4)	(4.5)
Total debt	311.8	312.2
Short-term borrowings and current portion of long-term debt	(3.9)	(3.8)
Long-term debt	$307.9	$308.4

Both the ABL Revolving Credit Facility and 2026 Notes include customary covenants and events of default. Refer to Note 11, “Debt,” of the Condensed Consolidated Financial Statements for additional discussions of covenants for the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

Non-GAAP Measures

The Company uses EBITDA, adjusted EBITDA and adjusted operating income, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. The Company defines EBITDA as net income (loss) before interest, taxes, depreciation and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback of certain restructuring and other charges. The Company defines adjusted operating income as adjusted EBITDA excluding the addback of depreciation and amortization. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

The reconciliation of GAAP net income (loss) to EBITDA, and further to adjusted EBITDA and to adjusted operating income for the three months ended March 31, 2020 and 2019 is summarized as follows:

	Three Months Ended March 31,		Trailing Twelve
	2020	2019	Months
Net income (loss)	$(7.8)	$(26.7)	$65.5
Interest expense and amortization of deferred financing fees	7.6	11.3	30.5
Provision for income taxes	1.9	3.3	11.0
Depreciation expense	9.0	8.8	35.2
Amortization of intangible assets	0.1	0.1	0.3
EBITDA	10.8	(3.2)	142.5
Restructuring expense	1.5	4.5	6.8
Loss on debt extinguishment	—	25.0	—
Other non-recurring charges (1)	—	—	3.1
Other (income) expense - net (2)	4.0	3.3	(9.1)
Adjusted EBITDA	16.3	29.6	143.3
Depreciation expense	(9.0)	(8.8)	(35.2)
Amortization of intangible assets	(0.1)	(0.1)	(0.3)
Adjusted operating income	7.2	20.7	107.8
Restructuring expense	(1.5)	(4.5)	(6.8)
Other non-recurring charges (1)	—	—	(3.1)
Operating income	$5.7	$16.2	$97.9

(1)

Other non-recurring charges includes losses from a long-term note receivable resulting from the 2014 divesture of the Company’s Chinese joint venture and other charges included in engineering, selling and administrative expenses in the third and fourth quarter 2019.

(2)

Other (income) expense - net includes the settlement of a legal matter in 2019, along with net foreign currency losses, other components of net periodic pension costs and other miscellaneous items recorded in 2020 and 2019.

The Company uses adjusted operating cash flows and free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. Adjusted operating cash flows is defined as cash flows used for operating activities plus cash receipts on sold accounts receivable and other one-time items. Free cash flows is defined as adjusted operating cash flows less capital expenditures. Adjusted operating cash flows and free cash flows for the three months ended March 31, 2020 and 2019 are summarized as follows:

	Three Months Ended March 31,
	2020	2019
Net cash used for operating activities	$(78.6)	$(267.3)
Cash receipts on sold accounts receivable	—	126.3
Net payments on accounts receivable securitization program	—	75.0
Adjusted operating cash flows	(78.6)	(66.0)
Capital expenditures	(3.6)	(4.4)
Free cash flows	$(82.2)	$(70.4)

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since the 2019 Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2019 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk disclosures have not materially changed since the 2019 Form 10-K was filed.  The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 14, 2020, other than the following.

The coronavirus (COVID-19) pandemic has had, and will continue to have, a negative impact on our business, financial condition, cash flows, results of operations and supply chain.

The COVID-19 pandemic has resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our dealers and suppliers. We have significant operations worldwide, including in the United States, France, Germany, Portugal, Italy and China and each of these countries have been affected by the outbreak and have taken measures to try to contain it, resulting in disruptions at some of our manufacturing facilities and support operations. There is considerable uncertainty regarding the impact, and expected duration, of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our customers, dealers and suppliers. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and our ability to perform critical functions could be harmed.

The COVID-19 pandemic has significantly increased economic and demand uncertainty. The pandemic has caused an economic slowdown that is likely to continue, and it is possible that it could cause an extended global recession.

The COVID-19 pandemic has weakened demand for our products and services, which has resulted in a decline in sales and customer orders, and it remains uncertain what impact this weakened demand will have on future sales and customer orders once conditions begin to improve.  The pandemic could continue and/or expand the disruption to our supply chain.

In recent weeks, the spread of COVID-19 has led to disruption and volatility in the global capital markets, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the continued spread of COVID-19 could adversely affect our liquidity as well as the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition, cash flows and results of operations.

The COVID-19 pandemic has had, and will continue to have, a negative impact on our business, financial condition, cash flows, results of operations and supply chain, although the full extent is uncertain. As the pandemic continues to rapidly evolve, the extent of the impact on our business, financial condition, cash flows, results of operations and supply chain will depend on future developments, including, but not limited to, the duration and spread of the pandemic (including any relapses), its severity, the actions to contain the virus and/or treat its impact, related restrictions on travel, the duration, timing and severity of the impact on customer demand (including any recession resulting from the pandemic), and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.

In addition, the COVID-19 pandemic will or may have additional impacts on the following risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 14, 2020:

•

“Sales of our products are cyclical and/or are otherwise sensitive to volatile or variable factors. A downturn or weakness in overall economic activity or fluctuations in those other factors can have a material adverse effect on us;”

•

“Large or rapid increases in the cost of raw materials or components parts, substantial decreases in their availability, or our dependence on particular suppliers of raw materials and component parts could materially and adversely affect our operating results;”

•	“Our operational results are dependent on how well we can scale our manufacturing capacity and resources to the level of our customers’ demand;”
•	“We may incur additional expenses and delays due to technical problems or other interruptions at our manufacturing facilities;”
•

“Some of our customers may not be able to obtain financing with third parties to purchase our products, and we may incur expenses associated with our assistance to customers in securing third-party financing;”

•	“We face risks related to sales through distributors and other third parties;”
•	“Our inability to recover from natural or man-made disasters could adversely affect our business;”

•	“We have significant manufacturing and sales of our products outside of the United States and such international operations may be subject to a number of risks specific to these countries;”
•	“Our leverage may impair our operations and financial condition;”
•	“We depend on our key executive officers, managers and skilled personnel and may have difficulty retaining and recruiting qualified employees;”
•

“Our goodwill and other intangible assets represent a material amount of our total assets; as a result, impairments have had, and future impairment may have, a material adverse effect on our results of operations;” and

•	“We face risks associated with our pension and other postretirement benefit obligations.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Program
January 2020	—	$—	—	$22.6
February 2020	466,635	$12.84	466,635	$16.6
March 2020	595,076	$10.06	595,076	$10.6
Total	1,061,711		1,061,711

On May 6, 2019, the Company’s Board of Directors authorized a share repurchase program in which the Company has authorization to repurchase up to $30.0 million of the Company’s common stock at management’s discretion. Approximately $10.6 million of shares that may yet be repurchased under the program remain available.

Item 6.  Exhibits

Exhibit No.	Description	Filed/Furnished Herewith

3	Restated By-laws of The Manitowoc Company, Inc., as amended through April 3, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated April 6, 2020)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

101.INS	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X	(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X	(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X	(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X	(1)

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X	(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X	(1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X	(1)

(1)	Filed Herewith
(2)	Furnished Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2020	The Manitowoc Company, Inc.
(Registrant)

/s/ Barry L. Pennypacker
Barry L. Pennypacker
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian P. Regan
Brian P. Regan
Vice President and Corporate Controller
(Principal Accounting Officer)