Form 10-Q
period 2020-06-30
MANITOWOC CO INC
filed 2020-08-06
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of June 30, 2020, the registrant had 34,521,063 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

($ in millions, except per share and average share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$328.3	$504.7	$657.5	$922.7
Cost of sales	279.9	409.5	545.9	747.3
Gross profit	48.4	95.2	111.6	175.4
Operating costs and expenses:
Engineering, selling and administrative expenses	49.7	50.5	105.6	109.9
Amortization of intangible assets	0.1	0.1	0.2	0.2
Restructuring expense	0.2	2.7	1.7	7.2
Total operating costs and expenses	50.0	53.3	107.5	117.3
Operating income (loss)	(1.6)	41.9	4.1	58.1
Other income (expense):
Interest expense	(7.2)	(7.5)	(14.4)	(18.4)
Amortization of deferred financing fees	(0.3)	(0.4)	(0.7)	(0.8)
Loss on debt extinguishment	—	—	—	(25.0)
Other income (expense) - net	(2.9)	15.9	(6.9)	12.6
Total other income (expense)	(10.4)	8.0	(22.0)	(31.6)
Income (loss) before income taxes	(12.0)	49.9	(17.9)	26.5
Provision for income taxes	0.7	3.9	2.6	7.2
Net income (loss)	$(12.7)	$46.0	$(20.5)	$19.3

Per Share Data
Basic income (loss) per common share	$(0.37)	$1.29	$(0.59)	$0.54

Diluted income (loss) per common share	$(0.37)	$1.29	$(0.59)	$0.54

Weighted average shares outstanding - basic	34,519,889	35,595,718	34,827,582	35,619,145
Weighted average shares outstanding - diluted	34,519,889	35,725,908	34,827,582	35,799,089

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(12.7)	$46.0	$(20.5)	$19.3
Other comprehensive income (loss), net of income tax
Unrealized income on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	0.1	0.6	0.1	0.7
Employee pension and postretirement benefit expense, net of income tax benefit of $0.3, $0.0, $0.0 and $0.0, respectively	0.6	0.5	1.8	1.0
Foreign currency translation adjustments	8.6	1.2	(5.0)	(1.3)
Total other comprehensive income (loss), net of income tax	9.3	2.3	(3.1)	0.4
Comprehensive income (loss)	$(3.4)	$48.3	$(23.6)	$19.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2020 and December 31, 2019

(Unaudited)

($ in millions, except per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$128.3	$199.3
Accounts receivable, less allowances of $9.4 and $7.9, respectively	171.9	168.3
Inventories — net	534.5	461.4
Notes receivable — net	14.0	17.4
Other current assets	33.0	26.0
Total current assets	881.7	872.4

Property, plant and equipment — net	277.8	289.9
Operating lease right-of-use assets	42.8	47.6
Goodwill	232.0	232.5
Other intangible assets — net	115.9	116.3
Other non-current assets	54.7	59.0
Total assets	$1,604.9	$1,617.7
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$332.6	$340.8
Short-term borrowings and current portion of long-term debt	4.3	3.8
Product warranties	45.8	47.2
Customer advances	15.8	25.8
Other liabilities	22.2	23.3
Total current liabilities	420.7	440.9
Non-Current Liabilities:
Long-term debt	356.9	308.4
Operating lease liabilities	33.3	37.6
Deferred income taxes	4.3	5.5
Pension obligations	83.7	86.4
Postretirement health and other benefit obligations	15.6	16.4
Long-term deferred revenue	27.4	30.3
Other non-current liabilities	47.3	46.3
Total non-current liabilities	568.5	530.9
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (authorized 3,500,000 shares of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 34,521,063 and 35,374,537 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	596.0	592.2
Accumulated other comprehensive loss	(124.1)	(121.0)
Retained earnings	215.5	236.2
Treasury stock, at cost (6,272,920 and 5,419,446 shares, respectively)	(72.1)	(61.9)
Total stockholders' equity	615.7	645.9
Total liabilities and stockholders' equity	$1,604.9	$1,617.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019

(Unaudited)

($ in millions)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(20.5)	$19.3
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation	18.1	17.4
Amortization of intangible assets	0.2	0.2
Amortization of deferred financing fees	0.7	0.8
Loss on debt extinguishment	—	25.0
Other	5.9	6.0
Changes in operating assets and liabilities:
Accounts receivable	(6.4)	(222.6)
Inventories	(73.4)	(106.5)
Notes receivable	5.6	(2.3)
Other assets	(6.4)	26.1
Accounts payable	(6.5)	22.1
Accrued expenses and other liabilities	(16.0)	(20.9)
Net cash used for operating activities	(98.7)	(235.4)

Cash Flows from Investing Activities:
Capital expenditures	(8.0)	(9.7)
Proceeds from sale of fixed assets	0.1	4.8
Cash receipts on sold accounts receivable	—	126.3
Net cash provided by (used for) investing activities	(7.9)	121.4

Cash Flows from Financing Activities:
Proceeds from revolving credit facility	50.0	82.8
Payments on revolving credit facility	—	(82.8)
Payments on long-term debt	—	(276.6)
Proceeds from long-term debt	—	300.0
Other debt - net	(1.5)	1.9
Debt issuance costs	—	(8.2)
Exercises of stock options	0.1	0.1
Common stock repurchases	(12.0)	(7.4)
Net cash provided by financing activities	36.6	9.8

Effect of exchange rate changes on cash and cash equivalents	(1.0)	(1.1)

Net decrease in cash and cash equivalents	(71.0)	(105.3)
Cash and cash equivalents at beginning of period	199.3	140.3
Cash and cash equivalents at end of period	$128.3	$35.0

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and six months ended June 30, 2020 and 2019

(Unaudited)

($ in millions, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$593.7	$586.0	$592.2	$584.8
Stock options exercised and issuance of other stock awards	(0.2)	(0.2)	(2.1)	(2.1)
Stock-based compensation	2.5	3.0	5.9	6.1
Balance at end of period	$596.0	$588.8	$596.0	$588.8
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(133.4)	$(118.5)	$(121.0)	$(116.6)
Other comprehensive income (loss)	9.3	2.3	(3.1)	0.4
Balance at end of period	$(124.1)	$(116.2)	$(124.1)	$(116.2)
Retained Earnings
Balance at beginning of period	$228.2	$162.9	$236.2	$189.6
Adoption of accounting standards update	—	—	(0.2)	—
Net income (loss)	(12.7)	46.0	(20.5)	19.3
Balance at end of period	$215.5	$208.9	$215.5	$208.9
Treasury Stock
Balance at beginning of period	$(72.2)	$(55.0)	$(61.9)	$(56.9)
Stock options exercised and issuance of other stock awards	0.1	0.2	1.8	2.1
Common stock repurchases	—	(7.4)	(12.0)	(7.4)
Balance at end of period	$(72.1)	$(62.2)	$(72.1)	$(62.2)
Total equity	$615.7	$619.7	$615.7	$619.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2020 and 2019

1.  Accounting Policies and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc,” “MTW” or the “Company”) was founded in 1902 and has over a 117-year tradition of providing high-quality, customer-focused products and support services to its markets. Manitowoc is one of the world’s leading providers of engineered lifting solutions.  Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, and supports comprehensive product lines of mobile telescopic cranes, tower cranes, lattice-boom crawler cranes, and boom trucks under the Grove, Manitowoc, National Crane, Potain, Shuttlelift and Manitowoc Crane Care brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure and residential construction end markets. Additionally, the Company’s Manitowoc Crane Care offering leverages Manitowoc's installed base of approximately 149,000 cranes to provide aftermarket parts and services to enable its customers to manage their fleets more effectively and improve their return on investment. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc Crane Care provides the Company with a consistent stream of recurring revenue.

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations, comprehensive income and equity for the three and six months ended June 30, 2020 and 2019, the cash flows for the same six-month periods and the financial position at June 30, 2020 and December 31, 2019, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2019. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All amounts, except share and per share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

Impact of COVID-19 Pandemic

There is considerable uncertainty regarding the future impact, and expected duration, of the COVID-19 pandemic, and restrictions on the Company’s access to its facilities or on its support operations or workforce, or similar limitations for its customers, dealers and suppliers. There is no certainty that measures taken by governmental authorities will be sufficient to mitigate the risks posed by the virus, and the Company’s ability to perform critical functions could be harmed. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s second quarter financial results, including, but not limited to, impairment of goodwill and other long-lived assets, income tax provision, recoverability of inventory and hedge accounting with respect to forecasted future transactions.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses,” which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The new guidance is applicable to financial assets measured at amortized cost, net investments in leases and certain off-balance sheet credit exposures. The standard was effective for annual periods beginning after December 15, 2019. The adoption of the ASU resulted in a $0.2 million reduction in beginning retained earnings and a corresponding reduction in accounts receivable on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2020. There was no material impact to the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

3. Revenues

The Company records deferred revenue when cash payments are received or due in advance of satisfying the performance obligation. The table below shows the change in the customer advances balance for the three and six months ended June 30, 2020 and 2019 which are included in current liabilities in the Condensed Consolidated Balance Sheets.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$21.0	$13.3	$25.8	$9.6
Cash received or due in advance of satisfying performance obligation	15.9	18.3	44.8	50.2
Revenue recognized	(21.6)	(21.1)	(54.1)	(49.4)
Currency translation	0.5	0.1	(0.7)	0.2
Balance at end of period	$15.8	$10.6	$15.8	$10.6

Disaggregation of the Company’s revenue sources are disclosed in Note 17, “Segments.”

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2020 and December 31, 2019, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of June 30, 2020
	Level 1	Level 2	Level 3	Total	Recognized Location
Forward currency exchange contracts	$—	$0.1	$—	$0.1	Other current assets

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total	Recognized Location
Forward currency exchange contracts	$—	$0.1	$—	$0.1	Other current assets
Forward currency exchange contracts	—	0.1	—	0.1	Accounts payable and accrued expenses

The fair value of the senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $299.0 million as of June 30, 2020. See Note 11, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company estimates the fair value of its 2026 Notes based on quoted market prices; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the revolving credit facility, approximate fair value, without being discounted as of June 30, 2020 and December 31, 2019, due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income expense – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to these types of transactions during the three and six months ended June 30, 2020 and 2019, respectively.

The Company had FX Forward Contracts with an aggregate notional amount of $9.6 million and $32.6 million outstanding as of June 30, 2020 and December 31, 2019, respectively. The aggregate notional amount outstanding as of June 30, 2020 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. As of June 30, 2020 and December 31, 2019, the net fair value of these contracts was a net current asset of $0.1 million and a net zero balance, respectively. There was $0.1 million and zero unrealized gains, net of income tax, recorded in accumulated other comprehensive loss as of June 30, 2020 and December 31, 2019, respectively.

The following table provides the amount of gain or loss recorded in the Condensed Consolidated Statement of Operations for FX Forward Contracts for the three and six months ended June 30, 2020 and June 30, 2019.

		Three Months Ended June 30,		Six Months Ended June 30,
	Recognized Location	2020	2019	2020	2019
Designated	Cost of sales	$0.2	$0.7	$0.3	$1.5
Non-Designated	Other income (expense) - net	$(0.4)	$(1.6)	$(0.4)	$(2.3)

6.  Inventories

The components of inventories as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
Raw materials	$140.7	$156.3
Work-in-process	116.5	116.3
Finished goods	329.7	239.4
Total inventories	586.9	512.0
Excess and obsolete inventory reserve	(52.4)	(50.6)
Inventories — net	$534.5	$461.4

7.  Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other non-current assets on the Condensed Consolidated Balance Sheets. Current and long-term notes receivable balances primarily relate to the Company’s captive finance entity in China. As of June 30, 2020, the Company had current and long-term notes receivable in the amount of $14.0 million and $14.8 million, respectively. As of December 31, 2019, the Company had current and long-term notes receivable in the amount of $17.4 million and $16.3 million, respectively.

8.  Property, Plant and Equipment

The components of property, plant and equipment at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
Land	$23.2	$24.0
Building and improvements	195.6	197.3
Machinery, equipment and tooling	275.3	274.2
Furniture and fixtures	18.8	18.5
Computer hardware and software	117.6	119.3
Rental cranes	75.2	77.7
Construction in progress	10.8	11.2
Total cost	716.5	722.2
Less accumulated depreciation	(438.7)	(432.3)
Property, plant and equipment — net	$277.8	$289.9

Property, plant and equipment are depreciated over the asset’s estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

9.  Goodwill and Other Intangible Assets

The Company performs an annual impairment review of goodwill and indefinite-lived intangible assets during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the three months ended March 31, 2020, the Company considered the decline in its market capitalization due to the COVID-19 pandemic as an interim triggering event. The Company’s interim test results as of March 31, 2020 indicated that the fair values of all reporting units exceeded their carrying values and thus, no impairment of goodwill existed. No additional triggers for an interim impairment test have been identified since March 31, 2020. However, the Company is unable to predict future impacts of the COVID-19 pandemic, including a prolonged and/or more severe pandemic than anticipated, or future changes in management’s judgements and assumptions used to assess the fair value of the reporting units, which could result in a non-cash impairment charge in the future.

The changes in the carrying amount of goodwill for the year ended December 31, 2019 and the six months ended June 30, 2020 are summarized as follows:

	Americas	MEAP	Consolidated
Balance as of January 1, 2019	$166.5	$66.3	$232.8
Foreign currency impact	—	(0.3)	(0.3)
Balance as of December 31, 2019	166.5	66.0	232.5
Foreign currency impact	—	(0.5)	(0.5)
Balance as of June 30, 2020	$166.5	$65.5	$232.0

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite lived intangible assets:
Customer relationships	$9.7	$(8.2)	$1.5	$10.0	$(8.5)	$1.5
Patents	29.5	(28.8)	0.7	29.5	(28.7)	0.8
Total	39.2	(37.0)	2.2	39.5	(37.2)	2.3
Indefinite lived intangible assets:
Trademarks and tradenames	95.1	—	95.1	95.3	—	95.3
Distribution network	18.6	—	18.6	18.7	—	18.7
Total	113.7	—	113.7	114.0	—	114.0
Total other intangible assets	$152.9	$(37.0)	$115.9	$153.5	$(37.2)	$116.3

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended June 30, 2020 and 2019 was $0.1 million. Amortization expense for the six months ended June 30, 2020 and 2019 was $0.2 million.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company considered the impact of the COVID-19 pandemic on each of the Company’s definite lived intangible assets and long-lived assets. The Company determined there was not a triggering event during the second quarter of 2020.

10.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020	December 31, 2019
Trade accounts payable	$177.9	$187.1
Employee-related expenses	40.3	56.6
Accrued vacation	23.9	20.2
Miscellaneous accrued expenses	90.5	76.9
Total	$332.6	$340.8

11.  Debt

Outstanding debt at June 30, 2020 and December 31, 2019 is summarized as follows:

	June 30, 2020	December 31, 2019
Borrowings under senior secured asset based revolving credit facility	$50.0	$—
Senior secured second lien notes due 2026	300.0	300.0
Other	15.4	16.7
Deferred financing costs	(4.2)	(4.5)
Total debt	361.2	312.2
Short-term borrowings and current portion of long-term debt	(4.3)	(3.8)
Long-term debt	$356.9	$308.4

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

Borrowings under the ABL Revolving Credit Facility bear interest at a variable rate using either the Alternative Base Rate or the Eurodollar and Overnight London Interbank Offered Rate (“LIBOR”). The variable interest rate is based upon the average availability as of the most recent determination date as follows:

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

As of June 30, 2020, the Company had other indebtedness outstanding of $15.4 million that had a weighted-average interest rate of approximately 5.13%. This debt includes balances on local credit lines and other financing arrangements.

At June 30, 2020 and December 31, 2019 the Company had $50.0 million and no borrowings on the ABL Revolving Credit Facility, respectively. During the quarter ended June 30, 2020, the highest daily borrowing under the ABL Revolving Credit Facility was $50.0 million and the average amount borrowed was $27.5 million, while the average annual interest rate was 1.82%. The interest rate spread of the ABL Revolving Credit Facility fluctuates based on excess availability. As of June 30, 2020, the spreads for LIBOR and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $207.8 million, which represents revolver borrowing capacity of $260.8 million less U.S. letters of credit outstanding of $3.0 million and $50.0 million in borrowings.

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

As of June 30, 2020, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12.  Accounts Receivable Securitization and Other Factoring Arrangements

The Company had maintained a Receivables Purchase Agreement (“RPA”) among Manitowoc Funding, LLC (“MTW Funding”), as Seller, The Manitowoc Company, Inc., as Servicer, and Wells Fargo Bank, N.A., as Purchaser and as Agent, with a commitment size of $75.0 million. Under the RPA (and the related Purchase and Sale Agreements referenced in the RPA), the Company’s domestic trade accounts receivable were sold to MTW Funding which, in turn, sold, conveyed, transferred and assigned to a third-party financial institution (“Purchaser”), all of MTW Funding’s rights, title and interest in a pool of receivables to the Purchaser. Transactions under the program were accounted for as sales in accordance with Accounting Standards Codification Topic 860, “Transfers and Servicing,” (“Topic 860”). This program was terminated on March 25, 2019.

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

The Company has two non-U.S. accounts receivable financing programs with maximum availability of €55.0 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold are collected. During the six months ended June 30, 2020, the Company sold receivables and received cash of €59.3 million. The Company also has one U.S. accounts receivable financing program with maximum availability of $35.0 million. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with Topic 860.

13.  Income Taxes

For the three months ended June 30, 2020 and 2019, the Company recorded a provision for income taxes of $0.7 million and $3.9 million, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded a provision for income taxes of $2.6 million and $7.2 million, respectively. During the three months ended June 30, 2020, net discrete tax benefits of $2.5 million were recorded primarily driven by the implementation of certain U.S. tax planning strategies as a result of the enactment of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  The year over year decrease in the Company’s provision for income taxes for the three and six months ended June 30, 2020 primarily relates to the net discrete tax benefit recorded.

The CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act allowed the Company to implement certain U.S. tax planning strategies which resulted in the Company filing an amended 2018 tax return during the three months ended June 30, 2020 and recognized a net tax benefit of $3.7 million for the three and six months ended June 30, 2020.

The Company will continue to evaluate its valuation allowance requirements on an ongoing basis considering changing facts and circumstances and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes will be reflected in the Company’s income tax provision and could have a material effect on financial results.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $22.6 million and $11.5 million as of June 30, 2020 and December 31, 2019, respectively. The increase primarily relates to $10.9 million from the uncertainty of a portion of the U.S. federal tax planning strategies implemented as a result of the CARES Act. It is reasonably possible that the Company will reverse a portion of its unrecognized tax benefits in the future. Such changes will be reflected in the Company’s income tax provision and could have a material effect on financial results.

14.  Net Income (Loss) Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	34,519,889	35,595,718	34,827,582	35,619,145
Effect of dilutive securities	—	130,190	—	179,944
Diluted weighted average common shares outstanding	34,519,889	35,725,908	34,827,582	35,799,089

Equity incentive instruments for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, the Company excludes them from the calculation. Anti-dilutive equity instruments of 1,515,430 and 1,556,298 common shares were excluded from the computation of diluted net income (loss) per common share for the three and six months ended June 30, 2019, respectively. Due to the net loss incurred during the three and six months ended June 30, 2020, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the net diluted income (loss) per share calculations for those periods.

No cash dividends were paid during the three and six months ended June 30, 2020 and 2019.

15.  Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

As of June 30, 2020, the Company has authorization from the Board of Directors to purchase up to $30.0 million of the Company’s common stock at management’s discretion. During the six months ended June 30, 2020, the Company repurchased 1,061,711 of the Company’s common shares for $12.0 million under this authorization. As a result of the COVID-19 pandemic, the Company suspended its share repurchase program to preserve its liquidity and manage cash flows. As of June 30, 2020, the Company had $10.6 million remaining under this authorization.

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the three months ended June 30, 2020 and 2019 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at March 31, 2019	$(0.2)	$(35.7)	$(82.6)	$(118.5)
Other comprehensive income (loss) before reclassifications	(0.3)	0.1	1.2	1.0
Amounts reclassified from accumulated other comprehensive loss	0.9	0.4	—	1.3
Net other comprehensive income	0.6	0.5	1.2	2.3
Balance at June 30, 2019	$0.4	$(35.2)	$(81.4)	$(116.2)

Balance at March 31, 2020	$—	$(38.7)	$(94.7)	$(133.4)
Other comprehensive income before reclassifications	(0.1)	0.5	8.6	9.0
Amounts reclassified from accumulated other comprehensive loss	0.2	0.1	—	0.3
Net other comprehensive income	0.1	0.6	8.6	9.3
Balance at June 30, 2020	$0.1	$(38.1)	$(86.1)	$(124.1)

A reconciliation of the changes in accumulated other comprehensive loss, net of tax, by component for the six months ended June 30, 2020 and 2019 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance at December 31, 2018	$(0.3)	$(36.2)	$(80.1)	$(116.6)
Other comprehensive income (loss) before reclassifications	(1.0)	0.2	(1.3)	(2.1)
Amounts reclassified from accumulated other comprehensive loss	1.7	0.8	—	2.5
Net other comprehensive income (loss)	0.7	1.0	(1.3)	0.4
Balance at June 30, 2019	$0.4	$(35.2)	$(81.4)	$(116.2)

Balance at December 31, 2019	—	(39.9)	(81.1)	(121.0)
Other comprehensive income (loss) before reclassifications	(0.2)	1.0	(5.0)	(4.2)
Amounts reclassified from accumulated other comprehensive loss	0.3	0.8	—	1.1
Net other comprehensive income (loss)	0.1	1.8	(5.0)	(3.1)
Balance at June 30, 2020	$0.1	$(38.1)	$(86.1)	$(124.1)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019		Recognized Location
Losses on cash flow hedges
FX Forward Contracts	$(0.2)	$(0.9)	$(0.3)	$(1.7)		Cost of sales
Total before income taxes	(0.2)	(0.9)	(0.3)	(1.7)
Income tax provision	—	—	—	—
Total, net of income taxes	$(0.2)	$(0.9)	$(0.3)	$(1.7)
Amortization of pension and postretirement items
Actuarial losses	$(1.1)	$(1.1)	$(2.2)	$(2.2)	(a)	Other income (expense) - net
Amortization of prior service cost	0.7	0.7	1.4	1.4	(a)	Other income (expense) - net
Total before income taxes	(0.4)	(0.4)	(0.8)	(0.8)
Income tax benefit	0.3	—	—	—
Total, net of income taxes	$(0.1)	$(0.4)	$(0.8)	$(0.8)

Total reclassifications for the period, net of income taxes	$(0.3)	$(1.3)	$(1.1)	$(2.5)

(a)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 21, “Employee Benefit Plans,” for further details).

16.  Stock-Based Compensation

Long-term incentive compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2020 is included in the Company’s 2019 Annual Report on Form 10-K.  The total number of shares of the Company’s common stock available for awards under the Company’s 2013 Omnibus Incentive Plan (“2013 Plan”) is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of June 30, 2020 is 3,983,976 shares.

Stock-based compensation expense was $2.5 million and $3.0 million for the three months ended June 30, 2020 and 2019, respectively. Stock-based compensation expense was $5.9 million and $6.1 million for the six months ended June 30, 2020 and 2019, respectively. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 Plan.

No options to acquire shares of common stock were granted to employees during the three months ended June 30, 2020 and 2019. Options to acquire 250,432 and 210,243 shares of common stock were granted to employees during the six months ended June 30, 2020 and 2019, respectively. The options granted become exercisable in three annual increments over a three-year period beginning on the grant date and expire 10 years subsequent to the grant date.

During the three months ended June 30, 2020 and 2019, 28,070 and 2,000 restricted stock units, respectively, were issued to employees. A total of 305,519 and 178,371 restricted stock units, respectively, were issued to employees during the six months ended June 30, 2020 and 2019, respectively. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date.

During the three months ended June 30, 2020 and 2019, 6,711 and zero performance shares, respectively, were issued to employees. A total of 328,310 and 228,037 performance shares were issued during the six months ended June 30, 2020 and 2019, respectively. Performance shares cliff vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance shares granted in 2020 are based 100% on the 3-year average of the Company’s Adjusted EBITDA percentage from continuing operations from 2020 to 2022 and can be modified +/-20% based on total shareholder return relative to a defined peer group of companies during the three-year performance period. The performance goals for the performance shares granted in 2019 are based 50% on total shareholder return relative to a defined peer group of companies during the three-year performance period and 50% on the Company’s Adjusted EBITDA percentage from continuing operations in 2021. Depending on the foregoing factors, the number of shares earned could range from zero to two times the amount of performance shares outstanding on the vesting date.

The Company did not issue any equity awards to directors during the three months ended June 30, 2020 and 2019. A total of 77,608 and 50,673 equity awards were issued to directors during the six months ended June 30, 2020 and 2019, respectively. The 2020 and 2019 equity awards vested immediately upon the grant date.

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

The following table shows information by reportable segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Sales
Americas	$149.6	$264.6	$305.8	$470.7
EURAF	135.5	182.6	258.4	336.8
MEAP	43.2	57.5	93.3	115.2
Total	$328.3	$504.7	$657.5	$922.7
Segment Operating Income (Loss)
Americas	$4.8	$35.7	$13.9	$50.9
EURAF	(4.4)	1.7	(4.8)	5.1
MEAP	6.6	5.1	12.9	12.4
Total	$7.0	$42.5	$22.0	$68.4
Depreciation
Americas	$4.0	$3.5	$8.0	$7.1
EURAF	3.9	3.7	7.7	7.4
MEAP	0.5	0.7	1.0	1.4
Corporate	0.7	0.7	1.4	1.5
Total	$9.1	$8.6	$18.1	$17.4
Capital Expenditures
Americas	$1.2	$3.2	$1.5	$6.0
EURAF	3.1	1.6	6.4	2.4
MEAP	0.1	0.5	0.1	1.3
Corporate	—	—	—	—
Total	$4.4	$5.3	$8.0	$9.7

A reconciliation of the Company’s segment operating income to operating income (loss) in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment operating income	$7.0	$42.5	$22.0	$68.4
Unallocated corporate expenses	(8.6)	(0.6)	(17.9)	(10.2)
Unallocated restructuring expense	—	—	—	(0.1)
Total operating income (loss)	$(1.6)	$41.9	$4.1	$58.1

Net sales by geographic area for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$133.5	$233.0	$276.2	$417.7
Europe	133.5	174.1	253.0	323.2
Other	61.3	97.6	128.3	181.8
Total net sales	$328.3	$504.7	$657.5	$922.7

Net sales by product for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cranes	$259.5	$418.0	$508.1	$751.5
Aftermarket parts and other*	68.8	86.7	149.4	171.2
Total net sales	$328.3	$504.7	$657.5	$922.7

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

As of June 30, 2020, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of June 30, 2020, the largest self-insured retention level for new occurrences currently maintained by the Company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves, recorded within other liabilities in the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 were $11.6 million and $12.8 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

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

At June 30, 2020 and December 31, 2019, the Company had reserved $60.1 million and $60.6 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve legal matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 19, “Guarantees,” for further information.

During the three months ended June 30, 2019, the Company settled a legal matter resulting in a net $24.7 million gain. The Company recorded this settlement by recognizing income of $15.5 million in other income (expense) - net and a benefit of $9.2 million in engineering, selling and administrative expenses in the Condensed Consolidated Statements of Operations.

It is reasonably possible that the estimates for warranty costs, product liability, environmental remediation, asbestos-related claims and other various legal matters may change based upon new information that may arise or matters that are beyond the scope of the Company’s historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

19.  Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with Accounting Standards Codification Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of June 30, 2020 and December 31, 2019 was $33.4 million and $34.1 million, respectively.  The total amount of buyback commitments given by the Company and outstanding as of June 30, 2020 and December 31, 2019 was $18.1 million and $17.3 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2027. The Company also has various loss guarantees with maximum liabilities of $17.1 million and $11.3 million as of June 30, 2020 and December 31, 2019, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. The revenue deferred related to warranties included in other current and non-current liabilities as of June 30, 2020 and December 31, 2019 was $5.8 million and $3.9 million, respectively. Below is a table summarizing the warranty activity for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$59.7	$45.7	$60.6	$47.8
Accruals for warranties issued during the period	7.5	13.1	16.1	20.1
Settlements made (in cash or in kind) during the period	(7.8)	(7.7)	(16.6)	(16.5)
Currency translation	0.7	0.2	—	(0.1)
Balance at end of period	60.1	51.3	60.1	51.3
Long-term warranty reserve	(14.3)	(8.9)	(14.3)	(8.9)
Product warranties	$45.8	$42.4	$45.8	$42.4

20.  Restructuring

During the three months ended June 30, 2020 and 2019, the Company incurred $0.2 million and $2.7 million of restructuring expense, respectively. During the six months ended June 30, 2020 and 2019, the Company incurred $1.7 million and $7.2 million of restructuring expense, respectively. The expense for the three and six months ended June 30, 2020 related primarily to costs associated with headcount reductions in Europe. Expenses for the three and six months ended June 30, 2019 related primarily to headcount reductions in India, Europe and North America.

The following is a rollforward of the Company's restructuring accrual, which is included within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Balance at beginning of period	$2.4	$4.6	$2.0	$3.1
Restructuring expenses	0.2	2.7	1.7	7.2
Use of reserve	(0.7)	(4.2)	(1.8)	(7.2)
Balance at end of period	$1.9	$3.1	$1.9	$3.1

21.  Employee Benefit Plans

The Company provides certain pension, health care and death benefits to eligible retirees and their dependents. The funding mechanism for such benefits varies based on the country where the plan is located. Eligibility for pension coverage is based on retirement qualifications for each of the related plans. Healthcare benefits may be subject to deductibles, co-payments and other limitations. The Company reserves the right to modify benefits unless prohibited by local laws or regulations.

The components of periodic benefit cost for the three and six months ended June 30, 2020 and June 30, 2019 are summarized as follows:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$—	$—	$0.5	$0.1
Interest cost of projected benefit obligations	1.0	0.4	0.1	1.3	0.5	0.2
Expected return on plan assets	(1.3)	(0.2)	—	(1.1)	(0.3)	—
Amortization of prior service cost	—	—	(0.7)	—	—	(0.7)
Amortization of actuarial net loss	0.7	0.4	—	0.8	0.3	—
Net periodic benefit cost	$0.4	$1.1	$(0.6)	$1.0	$1.0	$(0.4)

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$1.0	$0.1	$—	$1.0	$0.2
Interest cost of projected benefit obligations	2.0	0.8	0.2	2.6	1.0	0.4
Expected return on plan assets	(2.6)	(0.4)	—	(2.2)	(0.6)	—
Amortization of prior service cost	—	—	(1.4)	—	—	(1.4)
Amortization of actuarial net loss	1.4	0.8	—	1.6	0.6	—
Net periodic benefit cost	$0.8	$2.2	$(1.1)	$2.0	$2.0	$(0.8)

The components of net periodic benefit cost other than the service cost component are included in other income (expense) - net in the Condensed Consolidated Statement of Operations.

22.  Subsequent Events

On August 5, 2020 (the “Separation Date”), Barry L. Pennypacker stepped down from his role as President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors as part of the Company’s leadership transition plan. Effective as of the Separation Date, the Company’s Board of Directors appointed Aaron H. Ravenscroft, formerly the Company’s Executive Vice President of Cranes, to serve as the Company’s President and Chief Executive Officer and as a member of the Company’s Board of Directors. Mr. Pennypacker will continue to serve the Company in an advisory role through December 31, 2020, to ensure a smooth transition.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to:

•

The negative impacts COVID-19 has had and will continue to have on Manitowoc’s business, financial condition, cash flows, results of operations and supply chain, as well as customer demand (including future uncertain impacts);

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
•

other risk factors detailed in Manitowoc's 2019 Annual Report on Form 10-K, as such were previously supplemented and amended in Manitowoc’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and which may be further amended or supplemented in Manitowoc’s subsequently filed Quarterly Reports on 10-Q (including this report), and its other filings with the United States Securities and Exchange Commission.

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

COVID-19 Update

The Company is continuing to monitor the impact the COVID-19 pandemic is having on the global economy and human health, and continues to actively address the pandemic’s impact on the Company’s employees and business.

Across the globe, the Company restarted operations in all its facilities during the second quarter 2020. However, the Company has experienced a decline in the demand for its products in all segments due to COVID-19. The Company has and will continue to manage the demand decline with rolling shutdowns and reduced work schedules as needed within its facilities. In addition, future outbreaks or government mandates in response to COVID-19 could result in plant shutdowns or other actions that limit productivity. The Company expects reduced demand primarily driven by the Americas segment and general production slowdowns to have an adverse effect on financial results for the second half of 2020. Additionally, while the Company’s supply chain has recovered to meet current demand, uncertainty related to future impacts from the COVID-19 pandemic on the Company’s global supplier network could have an adverse effect on financial results for the second half of 2020.

The future extent of the COVID-19 pandemic impact on the Company’s financial results is dependent on a number of factors, including the length and severity of the pandemic, associated government actions and the related effect on the global economy and markets in which the Company serves, all of which are highly uncertain and cannot be predicted.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Dollar Change	Percentage Change	2020	2019	Dollar Change	Percentage Change
Net Sales
Americas	$149.6	$264.6	$(115.0)	(43.5)%	$305.8	$470.7	$(164.9)	(35.0)%
EURAF	135.5	182.6	(47.1)	(25.8)%	258.4	336.8	(78.4)	(23.3)%
MEAP	43.2	57.5	(14.3)	(24.9)%	93.3	115.2	(21.9)	(19.0)%

Segment Operating Income
Americas	$4.8	$35.7	$(30.9)	(86.6)%	$13.9	$50.9	$(37.0)	(72.7)%
EURAF	(4.4)	1.7	(6.1)	*	(4.8)	5.1	(9.9)	*
MEAP	6.6	5.1	1.5	29.4%	12.9	12.4	0.5	4.0%
*Measure not meaningful

Americas

Americas net sales decreased 43.5% for the three months ended June 30, 2020 to $149.6 million from $264.6 million for the three months ended June 30, 2019. The decrease was primarily due to lower shipments of cranes mainly from entering the quarter with a lower shippable backlog.

Americas operating income decreased $30.9 million for the three months ended June 30, 2020 to $4.8 million from $35.7 million for the three months ended June 30, 2019. The decrease was primarily due to lower volume on crane shipments. This was partially offset by $2.2 million of lower engineering, selling and administrative expenses.

Americas net sales decreased 35.0% for the six months ended June 30, 2020 to $305.8 million from $470.7 million for the six months ended June 30, 2019. The decrease was primarily due to lower shipments of cranes mainly from entering the year with a lower shippable backlog.

Americas operating income decreased $37.0 million for the six months ended June 30, 2020 to $13.9 million from $50.9 million for the six months ended June 30, 2019. The decrease was primarily due to lower volume on crane shipments and expenses related to the triennial ConExpo tradeshow held in March 2020. This was partially offset by $1.7 million of lower restructuring expense.

EURAF

EURAF net sales decreased 25.8% for the three months ended June 30, 2020 to $135.5 million from $182.6 million for the three months ended June 30, 2019. The decrease was primarily due to lower crane shipments as a result of the COVID-19 pandemic and $3.0 million from unfavorable changes in foreign currency exchange rates.

EURAF operating income (loss) decreased $6.1 million for the three months ended June 30, 2020 to a loss of $4.4 million from income of $1.7 million for the three months ended June 30, 2019. The decrease was primarily due to lower volume on crane shipments and $7.9 million of period costs from underutilized manufacturing facilities due to the COVID-19 pandemic. This was partially offset by $4.1 million of lower engineering, selling and administrative expenses.

EURAF net sales decreased 23.3% for the six months ended June 30, 2020 to $258.4 million from $336.8 million for the six months ended June 30, 2019. The decrease was primarily due to lower crane shipments as a result of the COVID-19 pandemic and $6.7 million from unfavorable changes in foreign currency exchange rates.

EURAF operating income (loss) decreased $9.9 million for the six months ended June 30, 2020 to a loss of $4.8 million from income of $5.1 million for the six months ended June 30, 2019. The decrease was primarily due to lower volume on crane shipments and $9.9 million of period costs from underutilized manufacturing facilities due to the COVID-19 pandemic. This was partially offset by $8.0 million of lower engineering, selling and administrative expenses and $1.7 million of lower restructuring expenses.

MEAP

MEAP net sales decreased 24.9% for the three months ended June 30, 2020 to $43.2 million from $57.5 million for the three months ended June 30, 2019. The decrease was primarily due to lower shipments of cranes for the commercial construction end market. MEAP net sales were also unfavorably impacted by approximately $1.3 million from changes in foreign currency exchange rates.

MEAP operating income increased $1.5 million for the three months ended June 30, 2020 to $6.6 million from $5.1 million for the three months ended June 30, 2019. The increase was primarily due to favorable mix on crane shipments, $2.2 million in lower engineering, selling and administrative expenses and $1.6 million of lower restructuring expenses. This was partially offset by lower volume on crane shipments.

MEAP net sales decreased 19.0% for the six months ended June 30, 2020 to $93.3 million from $115.2 million for the six months ended June 30, 2019. The decrease was primarily due to lower shipments of cranes due to the COVID-19 pandemic. MEAP net sales were also unfavorably impacted by approximately $2.8 million from changes in foreign currency exchange rates.

MEAP operating income increased $0.5 million for the six months ended June 30, 2020 to $12.9 million from $12.4 million for the six months ended June 30, 2019. The increase was primarily due to $3.5 million in lower engineering, selling and administrative expenses and $1.9 million of lower restructuring expenses. This was partially offset by lower volume on crane shipments.

Results of Operations for the Three and Six Months Ended June 30, 2020 and 2019

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	% Change	2020	2019	% Change
Net sales	$328.3	$504.7	(35.0)%	$657.5	$922.7	(28.7)%
Gross profit	48.4	95.2	(49.2)%	111.6	175.4	(36.4)%
Gross profit %	14.7%	18.9%		17.0%	19.0%
Engineering, selling and administrative expenses	49.7	50.5	(1.6)%	105.6	109.9	(3.9)%
Restructuring expense	0.2	2.7	(92.6)%	1.7	7.2	(76.4)%
Interest expense	7.2	7.5	(4.0)%	14.4	18.4	(21.7)%
Loss on debt extinguishment	—	—	*	—	25.0	*
Other income (expense) - net	(2.9)	15.9	(118.2)%	(6.9)	12.6	(154.8)%
Provision for income taxes	0.7	3.9	*	2.6	7.2	*
*Measure not meaningful

Net Sales, Orders and Backlog

Consolidated net sales for the three months ended June 30, 2020 decreased 35.0% to $328.3 million from $504.7 million in the same period in 2019. This decrease was primarily attributable to lower shipments of cranes in all segments. Consolidated net sales were unfavorably impacted by $4.4 million from changes in foreign currency exchange rates.

Consolidated net sales for the six months ended June 30, 2020 decreased 28.7% to $657.5 million from $922.7 million for the same period in 2019. This decrease was primarily attributable to lower shipments of cranes in all segments. Consolidated net sales were unfavorably impacted by $9.6 million from changes in foreign currency exchange rates.

Orders for the three months ended June 30, 2020 decreased 36.1% to $237.8 million from $372.0 million for the same period in 2019. The decrease in orders was primarily attributable to the Americas and EURAF segment. Orders were unfavorably impacted by $1.6 million due to changes in foreign currency exchange rates.

As of June 30, 2020, total backlog was $430.5 million, a 23.3% decrease from the June 30, 2019 backlog of $561.4 million. Backlog was unfavorably impacted by $2.9 million due to changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended June 30, 2020 was $48.4 million, a decrease of $46.8 million compared to $95.2 million for the three months ended June 30, 2019. This decrease was primarily due to lower volume of crane shipments across all segments and period costs from underutilized manufacturing facilities due to the COVID-19 pandemic. Gross profit was also unfavorably impacted by $0.8 million from changes in foreign currency exchange rates.

Gross profit percentage decreased in the three months ended June 30, 2020 to 14.7% from 18.9% in the same period in 2019 primarily due to the underutilization of the Company’s manufacturing facilities from the COVID-19 pandemic.

Gross profit for the six months ended June 30, 2020 was $111.6 million, a decrease of $63.8 million compared to $175.4 million for the same period in 2019. This decrease was primarily due to lower volume of crane shipments across all segments and period costs from underutilized manufacturing facilities due to the COVID-19 pandemic. Gross profit was also unfavorably impacted by $1.9 million from changes in foreign currency exchange rates.

Gross profit percentage decreased in the six months ended June 30, 2020 to 17.0% from 19.0% in the same period in 2019 primarily due to the underutilization of the Company’s manufacturing facilities from the COVID-19 pandemic.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased 1.6% to $49.7 million for the three months ended June 30, 2020 compared to $50.5 million for the three months ended June 30, 2019.  The decrease was primarily due to lower short-term incentive compensation costs and reduced discretionary spending. This was partially offset by a $9.2 million benefit recorded in 2019 related to the settlement of a legal matter. Engineering, selling and administrative expenses were also favorably impacted by $0.8 million from changes in foreign currency exchange rates.

Engineering, selling and administrative expenses decreased 3.9% to $105.6 million for the six months ended June 30, 2020 compared to $109.9 million for the same period in 2019. The decrease was primarily due to lower short-term incentive compensation costs and reduced discretionary spending. This was partially offset by a $9.2 million benefit recorded in 2019 related to the settlement of a legal matter. Engineering, selling and administrative expenses were also favorably impacted by $1.8 million from changes in foreign currency exchange rates.

Restructuring Expense

During the three months ended June 30, 2020 and 2019, the Company incurred $0.2 million and $2.7 million of restructuring expense, respectively. Restructuring expense for the three months ended June 30, 2020 related primarily to headcount reductions in Europe. Restructuring expense for the three months ended June 30, 2019 related primarily to headcount reductions in India and Europe.

During the six months ended June 30, 2020 and 2019, the Company recorded $1.7 million and $7.2 million of restructuring expense, respectively. Restructuring expense for the six months ended June 30, 2020 related primarily to headcount reductions in Europe. Restructuring expense for the six months ended June 30, 2019 related primarily to headcount reductions in India, Europe and North America.

Interest Expense

Interest expense was $7.2 million during the three months ended June 30, 2020 and $7.5 million during the three months ended June 30, 2019. This decrease was primarily due to a reduction of the average effective interest rate from 8.9% for the three months ended June 30, 2019 to 8.7% for the three months ended June 30, 2020. The decrease in the average effective interest rate was primarily due to the reduction in interest rates on variable rate debt.

Interest expense was $14.4 million during the six months ended June 30, 2020 and $18.4 million during the six months ended June 30, 2019. This decrease was primarily due to a reduction of the average effective interest rate from 11.2% for the six months ended June 30, 2019 to 9.0% for the six months ended June 30, 2020. The decrease in the average effective interest rate was primarily due to the refinancing of the Company’s senior secured high yield notes that occurred in the first quarter of 2019

Refer to Note 11, “Debt” for additional information.

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

Other Income (Expense) - Net

Other income (expense) - net was $(2.9) million during the three months ended June 30, 2020 and $15.9 million for the same period in 2019. Other income (expense) – net during the three months ended June 30, 2020 was primarily composed of $2.1 million of net foreign currency losses and $0.4 million of pension benefit and postretirement health costs. Other income (expense) – net during the three months ended June 30, 2019 was primarily composed of a $15.5 million benefit related to the settlement of a legal matter and $1.5 million of net foreign currency gains. This was partially offset by $1.2 million of pension benefit and postretirement health costs.

Other income (expense) - net was $(6.9) million during the six months ended June 30, 2020 and $12.6 million for the same period in 2019. Other income (expense) – net during the six months ended June 30, 2020 was primarily composed of $6.0 million of net foreign currency losses and $0.8 million of pension benefit and postretirement health costs. Other income (expense) – net during the six months ended June 30, 2019 was primarily composed of a $15.5 million benefit related to the settlement of a legal matter, partially offset by $2.1 million of pension benefit and postretirement health costs and $1.0 million of net foreign currency losses.

Income Taxes

For the three months ended June 30, 2020 and 2019, the Company recorded a provision for income taxes of $0.7 million and $3.9 million, respectively.  During the three months ended June 30, 2020, a net discrete tax benefit of $2.5 million was recorded primarily driven by the implementation of certain U.S. tax planning strategies as a result of the CARES Act. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to the results of foreign operations that are subject to income taxes at different statutory rates.

For the six months ended June 30, 2020 and 2019, the Company recorded a provision for income taxes of $2.6 million and $7.2 million, respectively. The year over year decrease in the Company’s tax expense for the six months ended June 30, 2020 was primarily driven by the net discrete tax benefit recorded as a result of the CARES Act.  In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to the results of foreign operations that are subject to income taxes at different statutory rates.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
Net cash used for operating activities	$(98.7)	$(235.4)
Net cash provided by (used for) investing activities	(7.9)	121.4
Net cash provided by financing activities	36.6	9.8
Cash and cash equivalents	128.3	35.0

Cash Flows From Operating Activities

Cash flows used for operating activities for the six months ended June 30, 2020 were $98.7 million and were primarily driven by a net increase in working capital of $103.1 million. The increase in working capital primarily resulted from an increase in inventory of $73.4 million from December 31, 2019 and payments of incentive compensation earned in the prior year. This was partially offset by a net $4.4 million which is composed of a net loss of $20.5 million less $24.9 million of adjustments to reconcile net loss to operating cash flows from operating activities.

Cash flows used for operating activities for the six months ended June 30, 2019 were $235.4 million and were primarily driven by trade receivables sold to the Company’s prior securitization program resulting in $126.3 million of cash flows being reported in cash provided by investing activities, $75.0 million of purchases of accounts receivable previously sold to the prior accounts receivable securitization program, increased inventory since December 31, 2018 and payments of incentive compensation earned in the prior year. This was partially offset by $36.5 million of cash received from the settlement of a legal matter.

Cash Flows From Investing Activities

Cash flows used for investing activities were $7.9 million for the six months ended June 30, 2020 and consisted of $8.0 million of capital expenditures, partially offset by $0.1 million in proceeds from sales of property, plant and equipment.

Cash flows provided by investing activities were $121.4 million for the six months ended June 30, 2019 and consisted of $126.3 million of cash collections on accounts receivable sold to the prior accounts receivable securitization program and proceeds from sales of property, plant and equipment of $4.8 million. This was partially offset by capital expenditures of $9.7 million.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $36.6 million for the six months ended June 30, 2020 and consisted of $50.0 million of proceeds from borrowings under the ABL Revolving Credit Facility and $0.1 million of cash receipts from the exercise of stock options. This was partially offset by $12.0 million of repurchases of the Company’s common stock and $1.5 million of payments on other debt.

Cash flows provided by financing activities were $9.8 million for the six months ended June 30, 2019 and consisted of $300.0 million of proceeds from long-term debt and $82.8 million of proceeds from borrowings under the ABL Revolving Credit Facility. This was partially offset by payments of $276.6 million to terminate the Prior 2021 Notes, $82.8 million of payments on the ABL Revolving Credit Facility, $8.2 million of debt issuance costs on the ABL Revolving Credit Facility and 2026 Notes and $7.4 million from the repurchases of the Company’s common stock.

Liquidity and Capital Resources

The Company’s liquidity position as of June 30, 2020, December 31, 2019 and June 30, 2019 is summarized as follows:

	June 30, 2020	December 31, 2019	June 30, 2019
Cash and cash equivalents	$128.3	$199.3	$35.0
Revolver borrowing capacity	260.8	210.4	275.0
Other debt availability	38.7	38.8	38.7
Less: Borrowings on revolver	(50.0)	—	—
Less: Borrowings on other debt	—	—	(4.5)
Less: Outstanding letters of credit	(3.0)	(4.0)	(4.0)
Total liquidity	$374.8	$444.5	$340.2

Outlook

The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs for the subsequent twelve months. The Company is also taking action to preserve its liquidity and manage its cash flow, such as a preemptive $50.0 million borrowing on its ABL Revolving Credit Facility, reduced discretionary spending, suspended its share repurchase program and reduced capital expenditures. In addition, the Company eliminated base salary increases for its employees and executive officers. Globally, the Company has made use of available government subsidies and other programs to aid with liquidity and employee retention and will continue to review additional programs as they become available.

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

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe. There are six facilities, of which five are denominated in Euros totaling €26.0 million and one denominated in U.S. dollars totaling $9.5 million. Total availability as of June 30, 2020 for the six overdraft facilities is $38.7 million.

Debt

Outstanding debt as of June 30, 2020 and December 31, 2019 is summarized as follows:

	June 30, 2020	December 31, 2019
Senior secured asset based revolving credit facility	$50.0	$—
Senior secured second lien notes due 2026	300.0	300.0
Other debt	15.4	16.7
Deferred financing costs	(4.2)	(4.5)
Total debt	361.2	312.2
Short-term borrowings and current portion of long-term debt	(4.3)	(3.8)
Long-term debt	$356.9	$308.4

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

Non-GAAP Measures

The Company uses EBITDA, adjusted EBITDA and adjusted operating income (loss), which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. The Company defines EBITDA as net income (loss) before interest, taxes, depreciation and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback of certain restructuring and other charges. The Company defines adjusted operating income (loss) as adjusted EBITDA excluding the addback of depreciation and amortization. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

The reconciliation of GAAP net income (loss) to EBITDA, and further to adjusted EBITDA and to adjusted operating income (loss) for the three and six months ended June 30, 2020 and 2019 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve
	2020	2019	2020	2019	Months
Net income (loss)	$(12.7)	$46.0	$(20.5)	$19.3	$6.8
Interest expense and amortization of deferred financing fees	7.5	7.9	15.1	19.2	30.1
Provision for income taxes	0.7	3.9	2.6	7.2	7.8
Depreciation expense	9.1	8.6	18.1	17.4	35.7
Amortization of intangible assets	0.1	0.1	0.2	0.2	0.3
EBITDA	4.7	66.5	15.5	63.3	80.7
Restructuring expense	0.2	2.7	1.7	7.2	4.3
Loss on debt extinguishment	—	—	—	25.0	—
Other non-recurring charges (1)	—	—	—	—	3.1
Other (income) expense - net (2)	2.9	(15.9)	6.9	(12.6)	9.7
Adjusted EBITDA	7.8	53.3	24.1	82.9	97.8
Depreciation expense	(9.1)	(8.6)	(18.1)	(17.4)	(35.7)
Amortization of intangible assets	(0.1)	(0.1)	(0.2)	(0.2)	(0.3)
Adjusted operating income (loss)	(1.4)	44.6	5.8	65.3	61.8
Restructuring expense	(0.2)	(2.7)	(1.7)	(7.2)	(4.3)
Other non-recurring charges	—	—	—	—	(3.1)
Operating income (loss)	$(1.6)	$41.9	$4.1	$58.1	$54.4

Adjusted EBITDA margin percentage	2.4%	10.6%	3.7%	9.0%	6.2%
Adjusted operating income (loss) margin percentage	(0.4)%	8.8%	0.9%	7.1%	3.9%

(1)

Other non-recurring charges includes losses from a long-term note receivable resulting from the 2014 divesture of the Company’s Chinese joint venture and other charges included in engineering, selling and administrative expenses in the third and fourth quarter 2019.

(2)

Other (income) expense - net includes the settlement of a legal matter in 2019, along with net foreign currency gains (losses), other components of net periodic pension costs and other miscellaneous items recorded in 2020 and 2019.

The Company uses adjusted operating cash flows and free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. Adjusted operating cash flows is defined as cash flows used for operating activities plus cash receipts on sold accounts receivable and other one-time items. Free cash flows is defined as adjusted operating cash flows less capital expenditures. Adjusted operating cash flows and free cash flows for the three and six months ended June 30, 2020 and 2019 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net cash provided by (used for) operating activities	$(20.2)	$31.9	$(98.7)	$(235.4)
Cash receipts on sold accounts receivable	—	—	—	126.3
Net payments on accounts receivable securitization program	—	—	—	75.0
Adjusted operating cash flows	(20.2)	31.9	(98.7)	(34.1)
Capital expenditures	(4.4)	(5.3)	(8.0)	(9.7)
Free cash flows	$(24.6)	$26.6	$(106.7)	$(43.8)

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission on February 14, 2020, other than as such were previously supplemented and amended by Part II, Item 1A, “Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which was filed with the Securities and Exchange Commission on May 8, 2020.

Item 5. Other Information

On August 5, 2020, the Company announced that Aaron H. Ravenscroft, formerly the Company’s Executive Vice President of Cranes, has been appointed President and Chief Executive Officer effective immediately. Mr. Ravenscroft succeeds Barry L. Pennypacker, who is stepping down from his role as President and Chief Executive Officer and as a member of the Board of Directors as part of the Company’s leadership transition plan. Mr. Pennypacker will continue to serve the Company in an advisory role through December 31, 2020, to ensure a smooth transition.

In connection with the foregoing, the Board of Directors also elected Mr. Ravenscroft as a director of the Company, effective immediately, with a term expiring at the Company’s 2021 annual meeting of shareholders and until his successor is duly elected and qualified.

There are no arrangements between Mr. Ravenscroft and any other person pursuant to which Mr. Ravenscroft was elected to serve as a director, nor are there any transactions in which the Company is a participant in which Mr. Ravenscroft has a material interest requiring disclosure pursuant to Item 404(a) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

In connection with his appointment to the role of President and Chief Executive Officer, Mr. Ravenscroft’s annual base salary rate was increased from $500,000 to $800,000 and his target Short-Term Incentive Plan award for 2020 was increased from 75% of base salary to 100% of base salary.

In connection with Mr. Pennypacker stepping down, the Company entered into a severance and general release agreement (the “Agreement”) with him.  Pursuant to the Agreement, Mr. Pennypacker will be paid $4,000,000, which is equal to two times the sum of his base salary and target bonus under the Company’s Short-Term Incentive Plan at the time of his separation from employment.  This amount will be paid over a 24-month period following Mr. Pennypacker’s separation from employment in accordance with the Company’s regular payroll process (the “Severance Pay Period”). Mr. Pennypacker will also be eligible to receive a pro rata bonus under the Company’s 2020 Short-Term Incentive Plan based on the Company’s performance for the year.  In addition, he will receive accelerated vesting of a portion of his restricted stock units under the Company’s 2013 Omnibus Incentive Plan.  All other equity-based awards that had yet to vest were forfeited.  The Company will also make an employer contribution in the amount of $175,000 to Mr. Pennypacker’s account under the Company’s Deferred Compensation Plan for the 2020 plan year.

If Mr. Pennypacker elects continued health and/or dental insurance coverage, the Company will reimburse Mr. Pennypacker for the monthly cost of such coverage through the end of the Severance Pay Period, with the Company’s reimbursement obligation subject to early termination if Mr. Pennypacker is offered health insurance from a new employer prior to the end of the Severance Pay Period.

The Agreement also includes a release and customary covenants restricting Mr. Pennypacker from disclosing confidential information, from competing with the Company’s business and from soliciting employees of the Company and its subsidiaries.

The foregoing description of the Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Agreement, which is attached hereto as Exhibit 10 and is incorporated herein by reference.

Item 6.  Exhibits

Exhibit No.	Description	Filed/Furnished Herewith

10	Severance and General Release Agreement, executed August 5, 2020, by and between The Manitowoc Company, Inc. and Barry L. Pennypacker.	X	(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

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

Date: August 6, 2020	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principle Executive Officer)

/s/ David J. Antoniuk
David J. Antoniuk
Senior Vice President and Chief Financial Officer
(Principle Financial Officer)

/s/ Brian P. Regan
Brian P. Regan
Vice President and Corporate Controller (Principle Accounting Officer)