Form 10-Q
period 2020-09-30
MANITOWOC CO INC
filed 2020-11-05
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of September 30, 2020, the registrant had 34,558,608 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2020 and 2019

(Unaudited)

($ in millions, except per share and average share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$355.6	$448.0	$1,013.1	$1,370.7
Cost of sales	290.5	359.6	836.4	1,106.9
Gross profit	65.1	88.4	176.7	263.8
Operating costs and expenses:
Engineering, selling and administrative expenses	49.5	54.8	155.1	164.7
Amortization of intangible assets	—	—	0.2	0.2
Restructuring expense	3.9	1.1	5.6	8.3
Total operating costs and expenses	53.4	55.9	160.9	173.2
Operating income	11.7	32.5	15.8	90.6
Other income (expense):
Interest expense	(7.3)	(7.2)	(21.7)	(25.6)
Amortization of deferred financing fees	(0.4)	(0.4)	(1.1)	(1.2)
Loss on debt extinguishment	—	—	—	(25.0)
Other income (expense) - net	2.6	(3.8)	(4.3)	8.8
Total other income (expense)	(5.1)	(11.4)	(27.1)	(43.0)
Income (loss) before income taxes	6.6	21.1	(11.3)	47.6
Provision for income taxes	7.0	3.1	9.6	10.3
Net income (loss)	$(0.4)	$18.0	$(20.9)	$37.3

Per Share Data
Basic income (loss) per common share	$(0.01)	$0.51	$(0.60)	$1.05

Diluted income (loss) per common share	$(0.01)	$0.51	$(0.60)	$1.05

Weighted average shares outstanding - basic	34,538,814	35,348,597	34,730,623	35,527,971
Weighted average shares outstanding - diluted	34,538,814	35,458,956	34,730,623	35,686,831

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2020 and 2019

(Unaudited)

($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(0.4)	$18.0	$(20.9)	$37.3
Other comprehensive income (loss), net of income tax
Unrealized gain (loss) on derivatives, net of income tax	—	(1.3)	0.1	(0.6)
Employee pension and postretirement benefit income (expense), net of income tax	(0.5)	0.4	1.3	1.4
Foreign currency translation adjustments	15.5	(13.9)	10.5	(15.2)
Total other comprehensive income (loss), net of income tax	15.0	(14.8)	11.9	(14.4)
Comprehensive income (loss)	$14.6	$3.2	$(9.0)	$22.9

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2020 and December 31, 2019

(Unaudited)

($ in millions, except per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$101.1	$199.3
Accounts receivable, less allowances of $8.4 and $7.9, respectively	184.1	168.3
Inventories — net	526.7	461.4
Notes receivable — net	14.3	17.4
Other current assets	32.3	26.0
Total current assets	858.5	872.4

Property, plant and equipment — net	281.3	289.9
Operating lease right-of-use assets	41.7	47.6
Goodwill	233.2	232.5
Other intangible assets — net	118.8	116.3
Other non-current assets	57.4	59.0
Total assets	$1,590.9	$1,617.7
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$342.2	$340.8
Short-term borrowings and current portion of long-term debt	3.7	3.8
Product warranties	46.1	47.2
Customer advances	23.1	25.8
Other liabilities	22.8	23.3
Total current liabilities	437.9	440.9
Non-Current Liabilities:
Long-term debt	306.8	308.4
Operating lease liabilities	32.4	37.6
Deferred income taxes	7.5	5.5
Pension obligations	84.8	86.4
Postretirement health and other benefit obligations	15.4	16.4
Long-term deferred revenue	28.8	30.3
Other non-current liabilities	47.6	46.3
Total non-current liabilities	523.3	530.9
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (authorized 3,500,000 shares of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 34,558,608 and 35,374,537 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	594.9	592.2
Accumulated other comprehensive loss	(109.1)	(121.0)
Retained earnings	215.1	236.2
Treasury stock, at cost (6,235,375 and 5,419,446 shares, respectively)	(71.6)	(61.9)
Total stockholders' equity	629.7	645.9
Total liabilities and stockholders' equity	$1,590.9	$1,617.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(Unaudited)

($ in millions)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$(20.9)	$37.3
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation	27.3	26.3
Amortization of intangible assets	0.2	0.2
Amortization of deferred financing fees	1.1	1.2
Loss on debt extinguishment	—	25.0
Gain on sale of property, plant and equipment	—	(3.5)
Other	5.5	8.7
Changes in operating assets and liabilities:
Accounts receivable	(13.9)	(184.2)
Inventories	(55.3)	(87.4)
Notes receivable	6.2	(0.5)
Other assets	(7.1)	14.8
Accounts payable	(5.2)	(37.4)
Accrued expenses and other liabilities	(8.8)	1.6
Net cash used for operating activities	(70.9)	(197.9)

Cash Flows from Investing Activities:
Capital expenditures	(15.3)	(22.4)
Proceeds from sale of property, plant and equipment	0.2	17.2
Cash receipts on sold accounts receivable	—	126.3
Net cash provided by (used for) investing activities	(15.1)	121.1

Cash Flows from Financing Activities:
Proceeds from revolving credit facility	50.0	131.4
Payments on revolving credit facility	(50.0)	(131.4)
Payments on long-term debt	—	(276.6)
Proceeds from long-term debt	—	300.0
Other debt - net	(2.7)	(2.8)
Debt issuance costs	—	(8.3)
Exercises of stock options	0.1	0.2
Common stock repurchases	(12.0)	(7.4)
Net cash provided by (used for) financing activities	(14.6)	5.1

Effect of exchange rate changes on cash and cash equivalents	2.4	(1.1)

Net decrease in cash and cash equivalents	(98.2)	(72.8)
Cash and cash equivalents at beginning of period	199.3	140.3
Cash and cash equivalents at end of period	$101.1	$67.5

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and nine months ended September 30, 2020 and 2019

(Unaudited)

($ in millions, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$596.0	$588.8	$592.2	$584.8
Stock options exercised and issuance of other stock awards	(0.6)	—	(2.7)	(2.1)
Stock-based compensation	(0.5)	2.2	5.4	8.3
Balance at end of period	$594.9	$591.0	$594.9	$591.0
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(124.1)	$(116.2)	$(121.0)	$(116.6)
Other comprehensive income (loss)	15.0	(14.8)	11.9	(14.4)
Balance at end of period	$(109.1)	$(131.0)	$(109.1)	$(131.0)
Retained Earnings
Balance at beginning of period	$215.5	$208.9	$236.2	$189.6
Adoption of accounting standards update	—	—	(0.2)	—
Net income (loss)	(0.4)	18.0	(20.9)	37.3
Balance at end of period	$215.1	$226.9	$215.1	$226.9
Treasury Stock
Balance at beginning of period	$(72.1)	$(62.2)	$(61.9)	$(56.9)
Stock options exercised and issuance of other stock awards	0.5	—	2.3	2.1
Common stock repurchases	—	—	(12.0)	(7.4)
Balance at end of period	$(71.6)	$(62.2)	$(71.6)	$(62.2)
Total equity	$629.7	$625.1	$629.7	$625.1

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2020 and 2019

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations, comprehensive income and equity for the three and nine months ended September 30, 2020 and 2019, the cash flows for the same nine-month periods and the financial position at September 30, 2020 and December 31, 2019, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2019. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All amounts, except share and per share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

Impact of COVID-19 Pandemic

There is considerable uncertainty regarding the future impact and expected duration of the COVID-19 pandemic which could include restrictions on the Company’s access to its facilities or on its support operations or workforce, or similar limitations impacting its customers, dealers and suppliers. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s third quarter financial results, including, but not limited to, impairment of goodwill and other long-lived assets, income tax provision, recoverability of inventory and hedge accounting with respect to forecasted future transactions.

2.  Recent Accounting Changes and Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 “Income Taxes (“Topic 740”) (“ASU 2019-12”).” ASU 2019-12 simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for annual periods beginning after December 15, 2020. The adoption of ASU 2019-12 will not have a material impact on the Company’s condensed consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles – Goodwill and Other – Internal-use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”).” The amendments in ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard was effective for annual periods beginning after December 15, 2019. The adoption of ASU 2018-15 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (“ASU 2016-13”),” which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The new guidance is applicable to financial assets measured at amortized cost, net investments in leases and certain off-balance sheet credit exposures. The standard was effective for annual periods beginning after December 15, 2019. The adoption of ASU 2016-13 resulted in a $0.2 million reduction in beginning retained earnings and a corresponding reduction in accounts receivable on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2020. There was no material impact to the Company’s Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows.

3. Revenues

The Company records deferred revenue when cash payments are received in advance of satisfying the performance obligation. The table below shows the change in the customer advances balance for the three and nine months ended September 30, 2020 and 2019 which are included in current liabilities in the Condensed Consolidated Balance Sheets.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$15.8	$10.6	$25.8	$9.6
Cash received in advance of satisfying performance obligation	26.9	25.4	71.7	75.6
Revenue recognized	(19.8)	(26.1)	(73.9)	(75.5)
Currency translation	0.2	(0.2)	(0.5)	—
Balance at end of period	$23.1	$9.7	$23.1	$9.7

Disaggregation of the Company’s revenue sources are disclosed in Note 17, “Segments.”

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2020 and December 31, 2019, by level within the fair value hierarchy. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of September 30, 2020
	Level 1	Level 2	Level 3	Total	Recognized Location
Forward currency exchange contracts	$—	$0.1	$—	$0.1	Other current assets

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total	Recognized Location
Forward currency exchange contracts	$—	$0.1	$—	$0.1	Other current assets
Forward currency exchange contracts	—	0.1	—	0.1	Accounts payable and accrued expenses

The fair value of the senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $310.5 million as of September 30, 2020. See Note 11, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. The Company estimates the fair value of its 2026 Notes based on quoted market prices; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt approximate fair value, without being discounted as of September 30, 2020 and December 31, 2019, due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive loss. These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to these types of transactions during the three and nine months ended September 30, 2020 and 2019, respectively.

The Company had FX Forward Contracts with an aggregate notional amount of $2.2 million and $32.6 million outstanding as of September 30, 2020 and December 31, 2019, respectively. The aggregate notional amount outstanding as of September 30, 2020 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. As of September 30, 2020 and December 31, 2019, the net fair value of these contracts was a net current asset of $0.1 million and a net zero balance, respectively. There was $0.1 million and zero unrealized gains, net of income tax, recorded in accumulated other comprehensive loss as of September 30, 2020 and December 31, 2019, respectively.

The following table provides the amount of gain or loss recorded in the Condensed Consolidated Statement of Operations for FX Forward Contracts for the three and nine months ended September 30, 2020 and September 30, 2019.

		Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized Location	2020	2019	2020	2019
Designated	Cost of sales	$—	$0.9	$0.3	$2.4
Non-Designated	Other income (expense) - net	$(0.1)	$0.3	$(0.5)	$(1.9)

6.  Inventories

The components of inventories as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
Raw materials	$134.6	$156.3
Work-in-process	123.8	116.3
Finished goods	321.6	239.4
Total inventories	580.0	512.0
Excess and obsolete inventory reserve	(53.3)	(50.6)
Inventories — net	$526.7	$461.4

7.  Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other non-current assets on the Condensed Consolidated Balance Sheets. Current and long-term notes receivable balances primarily relate to the Company’s captive finance entity in China. As of September 30, 2020, the Company had current and long-term notes receivable in the amount of $14.3 million and $13.1 million, respectively. As of December 31, 2019, the Company had current and long-term notes receivable in the amount of $17.4 million and $16.3 million, respectively.

8.  Property, Plant and Equipment

The components of property, plant and equipment as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
Land	$23.9	$24.0
Building and improvements	201.1	197.3
Machinery, equipment and tooling	282.3	274.2
Furniture and fixtures	19.5	18.5
Computer hardware and software	118.2	119.3
Rental cranes	79.9	77.7
Construction in progress	11.2	11.2
Total cost	736.1	722.2
Less accumulated depreciation	(454.8)	(432.3)
Property, plant and equipment — net	$281.3	$289.9

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

The changes in the carrying amount of goodwill as of September 30, 2020 and December 31, 2019 are summarized as follows:

	Americas	MEAP	Consolidated
Balance as of January 1, 2019	$166.5	$66.3	$232.8
Foreign currency impact	—	(0.3)	(0.3)
Balance as of December 31, 2019	166.5	66.0	232.5
Foreign currency impact	—	0.7	0.7
Balance as of September 30, 2020	$166.5	$66.7	$233.2

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite lived intangible assets:
Customer relationships	$9.8	$(8.5)	$1.3	$10.0	$(8.5)	$1.5
Patents	30.2	(29.4)	0.8	29.5	(28.7)	0.8
Total	40.0	(37.9)	2.1	39.5	(37.2)	2.3
Indefinite lived intangible assets:
Trademarks and tradenames	97.6	—	97.6	95.3	—	95.3
Distribution network	19.1	—	19.1	18.7	—	18.7
Total	116.7	—	116.7	114.0	—	114.0
Total other intangible assets	$156.7	$(37.9)	$118.8	$153.5	$(37.2)	$116.3

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended September 30, 2020 and 2019 was zero. Amortization expense for the nine months ended September 30, 2020 and 2019 was $0.2 million.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company considered the impact of the COVID-19 pandemic on each of the Company’s definite lived intangible assets and long-lived assets. The Company determined there was not a triggering event during the third quarter of 2020.

10.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020	December 31, 2019
Trade accounts payable	$181.8	$187.1
Employee-related expenses	36.2	56.6
Accrued vacation	23.8	20.2
Miscellaneous accrued expenses	100.4	76.9
Total accounts payable and accrued expenses	$342.2	$340.8

11.  Debt

Outstanding debt as of September 30, 2020 and December 31, 2019 is summarized as follows:

	September 30, 2020	December 31, 2019
Borrowings under senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2026	300.0	300.0
Other	14.5	16.7
Deferred financing costs	(4.0)	(4.5)
Total debt	310.5	312.2
Short-term borrowings and current portion of long-term debt	(3.7)	(3.8)
Long-term debt	$306.8	$308.4

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

As of September 30, 2020, the Company had other indebtedness outstanding of $14.5 million that had a weighted-average interest rate of approximately 3.96%. This debt includes balances on local credit lines and other financing arrangements.

As of September 30, 2020 and December 31, 2019 the Company had no borrowings on the ABL Revolving Credit Facility. During the quarter ended September 30, 2020, the highest daily borrowing under the ABL Revolving Credit Facility was $50.0 million and the average amount borrowed was $25.5 million, while the average annual interest rate was 1.71%. The interest rate spread of the ABL Revolving Credit Facility fluctuates based on excess availability. As of September 30, 2020, the spreads for LIBOR and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $258.2 million, which represents revolver borrowing capacity of $261.2 million less U.S. letters of credit outstanding of $3.0 million.

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

As of September 30, 2020, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

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

The Company has two non-U.S. accounts receivable financing programs with maximum availability of €55.0 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold receivables are collected. During the nine months ended September 30, 2020, the Company sold receivables and received cash of €103.5 million. The Company also has one U.S. accounts receivable financing program with maximum availability of $35.0 million. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with Topic 860.

13.  Income Taxes

For the three months ended September 30, 2020 and 2019, the Company recorded a provision for income taxes of $7.0 million and $3.1 million, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded a provision for income taxes of $9.6 million and $10.3 million, respectively. The year-over-year increase in the Company’s provision for income taxes for the three months ended September 30, 2020 primarily relates to additional tax expense in foreign jurisdictions. The decrease in the Company’s tax expense for the nine months ended September 30, 2020 relative to the prior year relates primarily to the year-to-date discrete tax benefit recorded. This was partially offset by additional tax expense in foreign jurisdictions.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allowed the Company to implement certain U.S. tax planning strategies which resulted in the Company filing an amended 2018 tax return during the quarter ended June 30, 2020 and recognized a net tax benefit of $3.7 million for the nine months ended September 30, 2020.

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

The Company’s unrecognized tax benefits, excluding interest and penalties, were $22.7 million and $11.5 million as of September 30, 2020 and December 31, 2019, respectively. The increase primarily relates to $10.9 million from the uncertainty of a portion of the U.S. federal tax planning strategies implemented as a result of the CARES Act recorded year-to-date. It is reasonably possible that the Company will reverse a portion of its unrecognized tax benefits in the future. Such changes will be reflected in the Company’s income tax provision and could have a material effect on financial results.

14.  Net Income (Loss) Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic weighted average common shares outstanding	34,538,814	35,348,597	34,730,623	35,527,971
Effect of dilutive securities	—	110,359	—	158,860
Diluted weighted average common shares outstanding	34,538,814	35,458,956	34,730,623	35,686,831

Equity incentive instruments for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Due to the net loss incurred during the three and nine months ended September 30, 2020, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the diluted weighted average common shares outstanding for those periods. Anti-dilutive equity instruments of 1,528,910 and 1,544,379 common shares were excluded from diluted weighted average common shares outstanding for the three and nine months ended September 30, 2019, respectively.

No cash dividends were declared or paid during the three and nine months ended September 30, 2020 and 2019.

15.  Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

As of September 30, 2020, the Company has authorization from the Board of Directors to purchase up to $30.0 million of the Company’s common stock at management’s discretion. During the nine months ended September 30, 2020, the Company repurchased 1,061,711 of the Company’s common shares for $12.0 million under this authorization. As a result of the COVID-19 pandemic, the Company suspended its share repurchase program to preserve its liquidity and manage cash flows. As of September 30, 2020, the Company has $10.6 million remaining under this authorization.

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the three months ended September 30, 2020 and 2019 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of June 30, 2019	$0.4	$(35.2)	$(81.4)	$(116.2)
Other comprehensive loss before reclassifications	(2.2)	—	(13.9)	(16.1)
Amounts reclassified from accumulated other comprehensive loss	0.9	0.4	—	1.3
Net other comprehensive income (loss)	(1.3)	0.4	(13.9)	(14.8)
Balance as of September 30, 2019	$(0.9)	$(34.8)	$(95.3)	$(131.0)

Balance as of June 30, 2020	$0.1	$(38.1)	$(86.1)	$(124.1)
Other comprehensive income (loss) before reclassifications	—	(1.1)	15.5	14.4
Amounts reclassified from accumulated other comprehensive loss	—	0.6	—	0.6
Net other comprehensive income (loss)	—	(0.5)	15.5	15.0
Balance as of September 30, 2020	$0.1	$(38.6)	$(70.6)	$(109.1)

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the nine months ended September 30, 2020 and 2019 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2018	$(0.3)	$(36.2)	$(80.1)	$(116.6)
Other comprehensive income (loss) before reclassifications	(3.0)	0.2	(15.2)	(18.0)
Amounts reclassified from accumulated other comprehensive loss	2.4	1.2	—	3.6
Net other comprehensive income (loss)	(0.6)	1.4	(15.2)	(14.4)
Balance as of September 30, 2019	$(0.9)	$(34.8)	$(95.3)	$(131.0)

Balance as of December 31, 2019	—	(39.9)	(81.1)	(121.0)
Other comprehensive income (loss) before reclassifications	(0.2)	(0.1)	10.5	10.2
Amounts reclassified from accumulated other comprehensive loss	0.3	1.4	—	1.7
Net other comprehensive income	0.1	1.3	10.5	11.9
Balance as of September 30, 2020	$0.1	$(38.6)	$(70.6)	$(109.1)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019		Recognized Location
Losses on cash flow hedges
FX Forward Contracts	$—	$(0.9)	$(0.3)	$(2.4)		Cost of sales
Total before income taxes	—	(0.9)	(0.3)	(2.4)
Income tax provision	—	—	—	—
Total, net of income taxes	$—	$(0.9)	$(0.3)	$(2.4)
Amortization of pension and postretirement items
Actuarial losses	$(1.2)	$(1.1)	$(3.4)	$(3.3)	(a)	Other income (expense) - net
Amortization of prior service cost	0.6	0.7	2.0	2.1	(a)	Other income (expense) - net
Total before income taxes	(0.6)	(0.4)	(1.4)	(1.2)
Income tax provision	—	—	—	—
Total, net of income taxes	$(0.6)	$(0.4)	$(1.4)	$(1.2)

Total reclassifications for the period, net of income taxes	$(0.6)	$(1.3)	$(1.7)	$(3.6)

(a)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 21, “Employee Benefit Plans,” for further details).

16.  Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2020 is included in the Company’s 2019 Annual Report on Form 10-K. The total number of shares of the Company’s common stock available for awards under the Company’s 2013 Omnibus Incentive Plan (“2013 Plan”) is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of September 30, 2020 is 4,726,107 shares.

During the three months ended September 30, 2020, the Company recorded stock-based compensation (income) expense of $(0.5) million of which $2.0 million of expense was recorded in engineering, selling and administrative expense and $2.5 million of income was recorded in restructuring expense in the Condensed Consolidated Statement of Operations. During the nine months ended September 30, 2020, the Company recorded stock-based compensation of $5.4 million, of which $7.9 million of expense was recorded in engineering, selling and administrative expense and $2.5 million of income was recorded in restructuring expense in the Condensed Consolidated Statement of Operations. Income recorded in restructuring expense was primarily related to the forfeiture of grants associated with employee separation agreements. Stock-based compensation for the three and nine months ended September 30, 2019 was $2.2 million and $8.3 million, respectively, which was recorded in engineering, selling and administrative expense in the Condensed Consolidated Statement of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 Plan.

No options to acquire shares of common stock were granted to employees during the three months ended September 30, 2020 and 2019. Options to acquire 250,432 and 210,243 shares of common stock were granted to employees during the nine months ended September 30, 2020 and 2019, respectively. The options granted become exercisable in three annual increments over a three-year period beginning on the grant date and expire 10 years subsequent to the grant date.

During the three months ended September 30, 2020 and 2019, no restricted stock units were granted to employees. A total of 305,519 and 178,371 restricted stock units, respectively, were granted to employees during the nine months ended September 30, 2020 and 2019, respectively. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date.

No performance shares were granted to employees during the three months ended September 30, 2020 and 2019. A total of 328,310 and 228,037 performance shares were granted during the nine months ended September 30, 2020 and 2019, respectively. Performance shares vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance shares granted in 2020 are based on the 3-year average of the Company’s adjusted EBITDA percentage from continuing operations from 2020 to 2022 with a +/-20% modifier based on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted. The performance goals for the performance shares granted in 2019 are based 50% on total shareholder return relative to a defined peer group of companies during the three-year performance period and 50% on the Company’s adjusted EBITDA percentage from continuing operations in 2021. Depending on the foregoing factors, the number of shares earned could range from zero to two times the amount of performance shares outstanding on the vesting date.

No equity compensation awards were granted to directors during the three months ended September 30, 2020 and 2019. A total of 77,608 and 50,673 equity compensation awards were granted to directors during the nine months ended September 30, 2020 and 2019, respectively. The 2020 and 2019 equity compensation awards vested immediately upon the grant date.

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

The following table shows information by reportable segment for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Sales
Americas	$150.7	$251.0	$456.5	$721.7
EURAF	154.7	139.2	413.1	476.0
MEAP	50.2	57.8	143.5	173.0
Total	$355.6	$448.0	$1,013.1	$1,370.7
Segment Operating Income
Americas	$7.5	$34.5	$21.4	$85.4
EURAF	7.3	1.9	2.5	7.0
MEAP	7.8	5.9	20.7	18.3
Total	$22.6	$42.3	$44.6	$110.7
Depreciation
Americas	$3.8	$3.7	$11.8	$10.8
EURAF	4.1	3.9	11.8	11.3
MEAP	0.5	0.5	1.5	1.9
Corporate	0.8	0.8	2.2	2.3
Total	$9.2	$8.9	$27.3	$26.3
Capital Expenditures
Americas	$0.9	$5.3	$2.4	$11.3
EURAF	5.6	6.2	12.0	8.6
MEAP	0.8	1.2	0.9	2.5
Corporate	—	—	—	—
Total	$7.3	$12.7	$15.3	$22.4

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment operating income	$22.6	$42.3	$44.6	$110.7
Unallocated corporate expenses	(7.2)	(9.8)	(25.1)	(20.0)
Unallocated restructuring expense	(3.7)	—	(3.7)	(0.1)
Total operating income (loss)	$11.7	$32.5	$15.8	$90.6

Net sales by geographic area for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$135.2	$226.6	$411.4	$644.3
Europe	150.8	134.8	403.8	458.0
Other	69.6	86.6	197.9	268.4
Total net sales	$355.6	$448.0	$1,013.1	$1,370.7

Net sales by product for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cranes	$275.4	$365.4	$783.5	$1,116.9
Aftermarket parts and other*	80.2	82.6	229.6	253.8
Total net sales	$355.6	$448.0	$1,013.1	$1,370.7

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

As of September 30, 2020, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of September 30, 2020, the largest self-insured retention level for new occurrences currently maintained by the Company is $2.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves, recorded within other liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 were $12.2 million and $12.8 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

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

As of September 30, 2020 and December 31, 2019, the Company had reserved $59.8 million and $60.6 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve legal matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 19, “Guarantees,” for further information.

During the nine months ended September 30, 2019, the Company settled a legal matter resulting in a net $24.4 million gain. The Company recorded this settlement by recognizing income of $15.5 million in other income (expense) - net and a benefit of $8.9 million in engineering, selling and administrative expenses in the Condensed Consolidated Statements of Operations.

It is reasonably possible that the estimates for warranty costs, product liability, environmental remediation, asbestos-related claims and other various legal matters may change based upon new information that may arise or matters that are beyond the scope of the Company’s historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes.

19.  Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with Accounting Standards Codification Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of September 30, 2020 and December 31, 2019 was $32.8 million and $34.1 million, respectively.  The total amount of buyback commitments given by the Company and outstanding as of September 30, 2020 and December 31, 2019 was $23.6 million and $17.3 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2030. The Company also has various loss guarantees with maximum liabilities of $26.2 million and $11.3 million as of September 30, 2020 and December 31, 2019, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its standard warranty period at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of September 30, 2020 and December 31, 2019 was $7.2 million and $8.3 million, respectively. Below is a table summarizing the warranty activity for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$60.1	$51.3	$60.6	$47.8
Accruals for warranties issued during the period	8.2	8.9	24.3	29.0
Settlements made (in cash or in kind) during the period	(9.6)	(9.4)	(26.2)	(25.9)
Currency translation	1.1	(0.9)	1.1	(1.0)
Balance at end of period	59.8	49.9	59.8	49.9
Long-term warranty reserve	(13.7)	(8.5)	(13.7)	(8.5)
Product warranties	$46.1	$41.4	$46.1	$41.4

20.  Restructuring

During the three months ended September 30, 2020 and 2019, the Company recorded $3.9 million and $1.1 million of restructuring expense, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded $5.6 million and $8.3 million of restructuring expense, respectively. Restructuring expense for the three months ended September 30, 2020 primarily related to costs associated with headcount reductions in North America, partially offset by $2.5 million of income related to the forfeiture of equity compensation awards associated with employee separation agreements. Expenses for the nine months ended September 30, 2020 related primarily to costs associated with headcount reductions in Europe and North America, partially offset by $2.5 million of income primarily related to the forfeiture of equity compensation awards associated with employee separation agreements. Expenses for the three months ended September 30, 2019 related primarily to costs associated with headcount reductions in Europe. Expenses for the nine months ended September 30, 2019 related primarily to costs associated with headcount reductions in India, Europe and North America.

The following is a rollforward of the Company's restructuring accrual, which is included within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Balance at beginning of period	$1.9	$3.1	$2.0	$3.1
Restructuring expenses*	6.4	1.1	8.1	8.3
Use of reserve	(2.1)	(1.9)	(3.9)	(9.1)
Reserve reclassification	—	—	—	—
Currency translation	—	(0.1)	—	(0.1)
Balance at end of period	$6.2	$2.2	$6.2	$2.2

*Restructuring expense within the rollforward excludes income recorded related to the forfeiture of equity compensation awards associated with employee separation agreements which was recorded directly to restructuring expense in the Condensed Consolidated Statement of Operations and, therefore, did not impact the restructuring accrual.

21.  Employee Benefit Plans

The Company provides certain pension, health care and death benefits to eligible retirees and their dependents. The funding mechanism for such benefits varies based on the country where the plan is located and the related plan. Eligibility for pension coverage is based on retirement qualifications for each of the related plans. Healthcare benefits may be subject to deductibles, co-payments and other limitations. The Company reserves the right to modify benefits unless prohibited by country specific laws or regulations.

The components of periodic benefit cost for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30, 2020			Three Months Ended September 30, 2019
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$—	$—	$0.5	$0.1
Interest cost of projected benefit obligations	1.0	0.4	0.1	1.3	0.5	0.1
Expected return on plan assets	(1.3)	(0.3)	—	(1.1)	(0.3)	—
Amortization of prior service cost	—	—	(0.6)	—	—	(0.7)
Amortization of actuarial net loss	0.8	0.4	—	0.8	0.3	—
Net periodic benefit cost	$0.5	$1.0	$(0.5)	$1.0	$1.0	$(0.5)

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$1.5	$0.1	$—	$1.5	$0.3
Interest cost of projected benefit obligations	3.0	1.2	0.3	3.9	1.5	0.5
Expected return on plan assets	(3.9)	(0.7)	—	(3.3)	(0.9)	—
Amortization of prior service cost	—	—	(2.0)	—	—	(2.1)
Amortization of actuarial net loss	2.2	1.2	—	2.4	0.9	—
Net periodic benefit cost	$1.3	$3.2	$(1.6)	$3.0	$3.0	$(1.3)

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

Cautionary Statements Regarding Forward-Looking Information

All of the statements in this Quarterly Report on Form 10-Q, other than historical facts, are forward-looking statements, including, without limitation, the statements made in the “Management's Discussion and Analysis of Financial Condition and Results of Operations.” As a general matter, forward-looking statements are those focused upon anticipated events or trends, expectations and beliefs relating to matters that are not historical in nature. The words “could,” “should,” “feel,” “anticipate,” “aim,” “preliminary,” “expect,” “believe,” “estimate,” “intend,” “intent,” “plan,” “will,” “foresee,” “project,” “forecast,” or the negative thereof or variations thereon, and similar expressions identify forward-looking statements.

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

COVID-19 Update

The Company continues to operate all its facilities across the globe with special preventative measures designed to mitigate the spread of COVID-19. Despite all facilities being operational, the Company has experienced a decline in demand for its products due to COVID-19. The Company has and will continue to manage the demand decline with rolling shutdowns and reduced work schedules as needed within its facilities. In addition, future outbreaks or government mandates in response to COVID-19 could result in plant shutdowns or other actions that limit productivity or prevent the Company from delivering finished products. The Company expects the reduced demand, primarily driven by the Americas segment, and production slowdowns to have an adverse effect on financial results for the remainder of 2020. Additionally, while the Company’s supply chain has recovered to meet current demand, uncertainty related to future impacts from the COVID-19 pandemic, including recent government actions in Europe, on the Company’s global supplier network could have an adverse effect on financial results for the remainder of 2020.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Dollar Change	Percentage Change	2020	2019	Dollar Change	Percentage Change
Net Sales
Americas	$150.7	$251.0	$(100.3)	(40.0)%	$456.5	$721.7	$(265.2)	(36.7)%
EURAF	154.7	139.2	15.5	11.1%	413.1	476.0	(62.9)	(13.2)%
MEAP	50.2	57.8	(7.6)	(13.1)%	143.5	173.0	(29.5)	(17.1)%

Segment Operating Income
Americas	$7.5	$34.5	$(27.0)	(78.3)%	$21.4	$85.4	$(64.0)	(74.9)%
EURAF	7.3	1.9	5.4	284.2%	2.5	7.0	(4.5)	(64.3)%
MEAP	7.8	5.9	1.9	32.2%	20.7	18.3	2.4	13.1%

Americas

Americas net sales decreased 40.0% for the three months ended September 30, 2020 to $150.7 million from $251.0 million for the three months ended September 30, 2019. The decrease was primarily from lower crane shipments due to a lower shippable backlog. The lower shippable backlog was due to lower orders in the first half of the year as a result of a decline in demand in the region primarily from the COVID-19 pandemic.

Americas operating income decreased $27.0 million for the three months ended September 30, 2020 to $7.5 million from $34.5 million for the three months ended September 30, 2019. The decrease was primarily due to the decrease in net sales.

Americas net sales decreased 36.7% for the nine months ended September 30, 2020 to $456.5 million from $721.7 million for the nine months ended September 30, 2019. The decrease was primarily from lower crane shipments due to lower demand primarily from the COVID-19 pandemic.

Americas operating income decreased $64.0 million for the nine months ended September 30, 2020 to $21.4 million from $85.4 million for the nine months ended September 30, 2019. The decrease was primarily due to lower net sales and additional expenses related to the triennial ConExpo tradeshow held in March 2020. This was partially offset by $4.3 million of lower other engineering, selling and administrative expenses and $1.8 million of lower restructuring expense.

EURAF

EURAF net sales increased 11.1% for the three months ended September 30, 2020 to $154.7 million from $139.2 million for the three months ended September 30, 2019. The increase was primarily due to the timing of crane shipments as a result of the impact of the COVID-19 pandemic and $6.4 million from favorable changes in foreign currency exchange rates.

EURAF operating income increased $5.4 million for the three months ended September 30, 2020 to $7.3 million from $1.9 million for the three months ended September 30, 2019. This was primarily due to the increase in net sales.

EURAF net sales decreased 13.2% for the nine months ended September 30, 2020 to $413.1 million from $476.0 million for the nine months ended September 30, 2019. The decrease was primarily due to lower crane shipments as a result of the COVID-19 pandemic and $0.3 million from unfavorable changes in foreign currency exchange rates.

EURAF operating income decreased $4.5 million for the nine months ended September 30, 2020 to $2.5 million from $7.0 million for the nine months ended September 30, 2019. The decrease was primarily due to the decrease in net sales and $9.9 million of period costs recognized in the first half of the year from underutilized manufacturing facilities due to the COVID-19 pandemic. This was partially offset by $8.0 million of lower engineering, selling and administrative expenses and $2.4 million of lower restructuring expenses.

MEAP

MEAP net sales decreased 13.1% for the three months ended September 30, 2020 to $50.2 million from $57.8 million for the three months ended September 30, 2019. The decrease was primarily due to lower crane shipments within the commercial construction end market. This was partially offset by approximately $1.3 million in favorable changes in foreign currency exchange rates.

MEAP operating income increased $1.9 million for the three months ended September 30, 2020 to $7.8 million from $5.9 million for the three months ended September 30, 2019. The increase was primarily due to favorable product mix and $1.7 million in lower engineering, selling and administrative expenses, which was partially offset by the decrease in net sales.

MEAP net sales decreased 17.1% for the nine months ended September 30, 2020 to $143.5 million from $173.0 million for the nine months ended September 30, 2019. The decrease was primarily due to lower shipments of cranes due to the COVID-19 pandemic. MEAP net sales were also unfavorably impacted by approximately $1.5 million from changes in foreign currency exchange rates.

MEAP operating income increased $2.4 million for the nine months ended September 30, 2020 to $20.7 million from $18.3 million for the nine months ended September 30, 2019. The increase was primarily due to $5.1 million in lower engineering, selling and administrative expenses in addition to $2.2 million in lower restructuring expense. This was partially offset by the decrease in net sales.

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	% Change	2020	2019	% Change
Net sales	$355.6	$448.0	(20.6)%	$1,013.1	$1,370.7	(26.1)%
Gross profit	65.1	88.4	(26.4)%	176.7	263.8	(33.0)%
Gross profit %	18.3%	19.7%		17.4%	19.2%
Engineering, selling and administrative expenses	49.5	54.8	(9.7)%	155.1	164.7	(5.8)%
Restructuring expense	3.9	1.1	254.5%	5.6	8.3	(32.5)%
Interest expense	7.3	7.2	1.4%	21.7	25.6	(15.2)%
Loss on debt extinguishment	—	—	*	—	25.0	*
Other income (expense) - net	2.6	(3.8)	(168.4)%	(4.3)	8.8	(148.9)%
Provision for income taxes	7.0	3.1	125.8%	9.6	10.3	(6.8)%
*Measure not meaningful

Net Sales, Orders and Backlog

Net sales for the three months ended September 30, 2020 decreased 20.6% to $355.6 million from $448.0 million in the same period in 2019. The decrease was primarily from lower crane shipments due to a lower shippable backlog. The lower shippable backlog was due to lower orders in the first half of the year as a result of a decline in demand from the COVID-19 pandemic. This was partially offset by $7.4 million from favorable changes in foreign currency exchange rates.

Net sales for the nine months ended September 30, 2020 decreased 26.1% to $1,013.1 million from $1,370.7 million for the same period in 2019. The decrease was primarily from lower crane shipments due to lower demand primarily from the COVID-19 pandemic. Net sales were unfavorably impacted by $2.2 million from unfavorable changes in foreign currency exchange rates.

Orders for the three months ended September 30, 2020 increased 10.5% to $389.9 million from $352.8 million for the same period in 2019. The increase in orders was primarily attributable to higher demand within the Americas and MEAP segments. Orders were favorably impacted by $6.2 million from favorable changes in foreign currency exchange rates.

As of September 30, 2020, total backlog was $464.8 million, a 0.4% decrease from the September 30, 2019 backlog of $466.5 million. Backlog was unfavorably impacted by a decline in demand in the Americas segment primarily due to the impact of the COVID-19 pandemic, partially offset by higher backlog in the EURAF and MEAP segments and $15.3 million from favorable changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended September 30, 2020 was $65.1 million, a decrease of $23.3 million compared to $88.4 million for the same period in 2019. This decrease was primarily due to the decrease in net sales. Gross profit was also impacted by $1.5 million from favorable changes in foreign currency exchange rates.

Gross profit percentage decreased in the three months ended September 30, 2020 to 18.3% from 19.7% in the same period in 2019 primarily due to lower production levels from reduced demand due to the COVID-19 pandemic.

Gross profit for the nine months ended September 30, 2020 was $176.7 million, a decrease of $87.1 million compared to $263.8 million for the same period in 2019. This decrease was primarily due to the decrease in net sales and period costs from underutilized manufacturing facilities due to the COVID-19 pandemic. Gross profit was also unfavorably impacted by $0.4 million from unfavorable changes in foreign currency exchange rates.

Gross profit percentage decreased in the nine months ended September 30, 2020 to 17.4% from 19.2% in the same period in 2019 primarily due to the underutilization of the Company’s manufacturing facilities from the COVID-19 pandemic.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses decreased 9.7% to $49.5 million for the three months ended September 30, 2020 compared to $54.8 million for the same period in 2019. The decrease was primarily due to lower short-term incentive compensation costs, reduced discretionary spending and a decrease in wages and benefits due to headcount reductions primarily in North America. Engineering, selling and administrative expenses were unfavorably impacted by $1.0 million from changes in foreign currency exchange rates.

Engineering, selling and administrative expenses decreased 5.8% to $155.1 million for the nine months ended September 30, 2020 compared to $164.7 million for the same period in 2019. The decrease was primarily due to lower short-term incentive compensation costs, reduced discretionary spending and a decrease in wages and benefits due to cost reductions primarily in North America. This was partially offset by a $8.9 million benefit recorded in 2019 related to the settlement of a legal matter. Engineering, selling and administrative expenses were also favorably impacted by $0.8 million from changes in foreign currency exchange rates.

Restructuring Expense

During the three months ended September 30, 2020 and 2019, the Company recorded $3.9 million and $1.1 million of restructuring expense, respectively. Restructuring expense for the three months ended September 30, 2020 related primarily to costs associated with headcount reductions in North America. Restructuring expense for the three months ended September 30, 2019 related primarily to costs associated with headcount reductions in Europe.

During the nine months ended September 30, 2020 and 2019, the Company recorded $5.6 million and $8.3 million of restructuring expense, respectively. Restructuring expense for the nine months ended September 30, 2020 related primarily to costs associated with headcount reductions in Europe and North America. Restructuring expense for the nine months ended September 30, 2019 related primarily to costs associated with headcount reductions in India, Europe and North America.

Interest Expense

Interest expense for the three months ended September 30, 2020 remained flat year-over-year.

Interest expense was $21.7 million during the nine months ended September 30, 2020 and $25.6 million during the nine months ended September 30, 2019. This decrease was primarily due to a reduction of the average effective interest rate from 10.4% for the nine months ended September 30, 2019 to 8.8% for the nine months ended September 30, 2020. The decrease in the average effective interest rate was primarily due to the refinancing of the Company’s senior secured high yield notes that occurred in the first quarter of 2019 as well as the reduction in interest rates on the Company’s variable rate debt.

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

Other Income (Expense) - Net

Other income (expense) - net was $2.6 million during the three months ended September 30, 2020 and $(3.8) million for the same period in 2019. Other income (expense) – net during the three months ended September 30, 2020 was primarily composed of $3.4 million of net foreign currency gains partially offset by $0.4 million of pension benefit and postretirement health costs. Other income (expense) – net during the three months ended September 30, 2019 was primarily composed of $6.2 million of net foreign currency losses and $1.0 million of pension benefit and postretirement health costs. This was partially offset by a $3.5 million gain on the sale of the Company’s Manitowoc, Wisconsin manufacturing facility during the period.

Other income (expense) - net was $(4.3) million during the nine months ended September 30, 2020 and $8.8 million for the same period in 2019. Other income (expense) – net during the nine months ended September 30, 2020 was primarily composed of $2.6 million of net foreign currency losses and $1.2 million of pension benefit and postretirement health costs. Other income (expense) – net during the nine months ended September 30, 2019 was primarily composed of a $15.5 million benefit related to the settlement of a legal matter and a $3.5 million gain on the sale of the Company’s Manitowoc, Wisconsin manufacturing facility. This was partially offset by $3.1 million of pension benefit and postretirement health costs and $7.2 million of net foreign currency losses.

Income Taxes

For the three months ended September 30, 2020 and 2019, the Company recorded a provision for income taxes of $7.0 million and $3.1 million, respectively.  The year-over-year increase in the Company’s provision for income taxes primarily relates to additional tax expense in certain foreign jurisdictions. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to the results of foreign operations that are subject to income taxes at different statutory rates.

For the nine months ended September 30, 2020 and 2019, the Company recorded a provision for income taxes of $9.6 million and $10.3 million, respectively. The decrease in the Company’s tax expense relates primarily to the year-to-date discrete tax benefit recorded as a result of the CARES Act, which was partially offset by additional tax expense in certain foreign jurisdictions. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to the results of foreign operations that are subject to income taxes at different statutory rates.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
Net cash used for operating activities	$(70.9)	$(197.9)
Net cash provided by (used for) investing activities	(15.1)	121.1
Net cash provided by (used for) financing activities	(14.6)	5.1
Cash and cash equivalents	101.1	67.5

Cash Flows From Operating Activities

Cash flows used for operating activities for the nine months ended September 30, 2020 were $70.9 million and were primarily driven by a net increase in working capital of $84.1 million. The increase in working capital was primarily due to an increase in inventory of $55.3 million from December 31, 2019 and payments of incentive compensation earned in the prior year. This was partially offset by a net $13.2 million which is composed of a net loss of $20.9 million less $34.1 million of adjustments to reconcile net loss to operating cash flows from operating activities.

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

Cash Flows From Investing Activities

Cash flows used for investing activities were $15.1 million for the nine months ended September 30, 2020 and consisted of $15.3 million of capital expenditures, partially offset by $0.2 million in proceeds from sales of property, plant and equipment.

Cash flows provided by investing activities were $121.1 million for nine months ended September 30, 2019 and consisted of $126.3 million of cash collections on accounts receivable sold to the prior accounts receivable securitization program and proceeds from sales of property, plant and equipment of $17.2 million. This was partially offset by capital expenditures of $22.4 million.

Cash Flows From Financing Activities

Cash flows used for financing activities were $14.6 million for the nine months ended September 30, 2020 and consisted primarily of $12.0 million of repurchases of the Company’s common stock and $2.7 million of payments on other debt.

Cash flows provided by financing activities were $5.1 million for the nine months ended September 30, 2019 and consisted of $300.0 million of proceeds from long-term debt and $131.4 million of proceeds from borrowings under the ABL Revolving Credit Facility. This was partially offset by payments of $276.6 million to terminate the Prior 2021 Notes, $131.4 million of payments on the ABL Revolving Credit Facility, $8.3 million of debt issuance costs on the ABL Revolving Credit Facility and 2026 Notes and $7.4 million from the repurchase of common stock.

Liquidity and Capital Resources

The Company’s liquidity position as of September 30, 2020, December 31, 2019 and September 30, 2019 is summarized as follows:

	September 30, 2020	December 31, 2019	September 30, 2019
Cash and cash equivalents	$101.1	$199.3	$67.5
Revolver borrowing capacity	261.2	210.4	253.8
Other debt availability	37.4	38.8	37.1
Less: Borrowings on revolver	—	—	—
Less: Borrowings on other debt	—	—	—
Less: Outstanding letters of credit	(3.0)	(4.0)	(4.0)
Total liquidity	$396.7	$444.5	$354.4

Outlook

The Company continues to assess its business operations to ensure its liquidity is sufficient to meet expected working capital and other ongoing operational needs for the subsequent twelve months. The Company has and continues to preserve its liquidity in response to the COVID-19 pandemic by managing its cash flow, such as reducing discretionary spending, suspending its share repurchase program and reducing capital expenditures. In addition, the Company suspended 2020 base salary increases for its employees and executive officers. Globally, the Company has made use of available government subsidies and other programs to aid with liquidity and employee retention and will continue to review additional programs as they become available.

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

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe and China. There are six facilities, of which four are denominated in Euros totaling €20.0 million, one denominated in U.S. dollars totaling $9.5 million and one denominated in Chinese Yuan totaling ¥30.0 million. Total availability as of September 30, 2020 for the six overdraft facilities is $37.4 million.

Debt

Outstanding debt as of September 30, 2020 and December 31, 2019 is summarized as follows:

	September 30, 2020	December 31, 2019
Senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2026	300.0	300.0
Other debt	14.5	16.7
Deferred financing costs	(4.0)	(4.5)
Total debt	310.5	312.2
Short-term borrowings and current portion of long-term debt	(3.7)	(3.8)
Long-term debt	$306.8	$308.4

Both the ABL Revolving Credit Facility and 2026 Notes include customary covenants and events of default. Refer to Note 11, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of covenants for the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

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

The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA and to adjusted operating income for the three and nine months ended September 30, 2020 and 2019 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve
	2020	2019	2020	2019	Months
Net income (loss)	$(0.4)	$18.0	$(20.9)	$37.3	$(11.7)
Interest expense and amortization of deferred financing fees	7.7	7.6	22.8	26.8	30.2
Provision for income taxes	7.0	3.1	9.6	10.3	11.7
Depreciation expense	9.2	8.9	27.3	26.3	36.0
Amortization of intangible assets	—	—	0.2	0.2	0.3
EBITDA	23.5	37.6	39.0	100.9	66.5
Restructuring expense	3.9	1.1	5.6	8.3	7.1
Loss on debt extinguishment	—	—	—	25.0	—
Other non-recurring charges (1)	—	0.3	—	0.3	2.8
Other (income) expense - net (2)	(2.6)	3.8	4.3	(8.8)	3.4
Adjusted EBITDA	24.8	42.8	48.9	125.7	79.8
Depreciation expense	(9.2)	(8.9)	(27.3)	(26.3)	(36.0)
Amortization of intangible assets	—	—	(0.2)	(0.2)	(0.3)
Adjusted operating income	15.6	33.9	21.4	99.2	43.5
Restructuring expense	(3.9)	(1.1)	(5.6)	(8.3)	(7.1)
Other non-recurring charges	—	(0.3)	—	(0.3)	(2.8)
Operating income	$11.7	$32.5	$15.8	$90.6	$33.6

Adjusted EBITDA margin percentage	7.0%	9.6%	4.8%	9.2%	5.4%
Adjusted operating income margin percentage	4.4%	7.6%	2.1%	7.2%	2.9%

(1)

Other non-recurring charges for the trailing twelve months includes losses from a long-term note receivable resulting from the 2014 divesture of the Company’s Chinese joint venture recorded in the fourth quarter of 2019. Other non-recurring charges for the three and nine months ended September 30, 2019 includes other charges included in engineering, selling and administrative expenses.

(2)

Other (income) expense - net includes the settlement of a legal matter in 2019, along with net foreign currency gains (losses), other components of net periodic pension costs and other miscellaneous items recorded in 2020 and 2019.

The Company uses adjusted operating cash flows and free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. Adjusted operating cash flows is defined as cash flows provided by (used for) operating activities plus cash receipts on sold accounts receivable and other one-time items. Free cash flows is defined as adjusted operating cash flows less capital expenditures. Adjusted operating cash flows and free cash flows for the three and nine months ended September 30, 2020 and 2019 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net cash provided by (used for) operating activities	$27.8	$37.5	$(70.9)	$(197.9)
Cash receipts on sold accounts receivable	—	—	—	126.3
Net payments on accounts receivable securitization program	—	—	—	75.0
Adjusted operating cash flows	27.8	37.5	(70.9)	3.4
Capital expenditures	(7.3)	(12.7)	(15.3)	(22.4)
Free cash flows	$20.5	$24.8	$(86.2)	$(19.0)

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

Date: November 5, 2020	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principle Executive Officer)

/s/ David J. Antoniuk
David J. Antoniuk
Executive Vice President and Chief Financial Officer
(Principle Financial Officer)

/s/ Brian P. Regan
Brian P. Regan
Vice President and Corporate Controller (Principle Accounting Officer)