Form 10-K
period 2020-12-31
MANITOWOC CO INC
filed 2021-02-12
CIK 61986

*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The Aggregate Market Value on June 30, 2020, of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $367.3 million based on the closing per share price of $10.88 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2021, the most recent practicable date, was 34,580,888.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

THE MANITOWOC COMPANY, INC.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2020

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

•	changes in raw material and commodity prices;
•	geographic factors and political and economic conditions and risks;
•	the ability to capitalize on key strategic opportunities and the ability to implement Manitowoc’s long-term initiatives;
•	government approval and funding of projects and the effect of government-related issues or developments;
•	unanticipated changes in the capital and financial markets;
•	unanticipated changes in revenues, margins and costs;
•	the ability to increase operational efficiencies across Manitowoc and to capitalize on those efficiencies;
•	the ability to significantly improve profitability;
•	the ability to focus on customers, new technologies and innovation;
•	uncertainties associated with new product introductions, the successful development and market acceptance of new and innovative products that drive growth;
•

issues relating to the ability to timely and effectively execute on manufacturing strategies, including issues relating to plant closings, new plant start-ups, and/or consolidations of existing facilities and operations, and the ability to achieve the expected benefits from such actions, as well as general efficiencies and capacity utilization of the Company’s facilities;

•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies and options;
•	the ability to generate cash and manage working capital consistent with Manitowoc’s stated goals;
•	the ability to convert orders and order activity into sales and the timing of those sales;
•	the ability to direct resources to those areas that will deliver the highest returns;
•	unexpected issues associated with the availability and viability of suppliers;

•	the Company’s ability to attract and retain qualified personnel;
•	the replacement cycle of technologically obsolete products;
•	natural disasters, other weather events, epidemics, pandemics and other public health crises disrupting commerce in one or more regions of the world;
•	the ability of Manitowoc's customers to receive financing;
•	the ability to focus and capitalize on product quality and reliability;
•	risks associated with manufacturing or design defects;
•	unexpected issues associated with the quality of materials, components and products sourced from third parties and the ability to successfully resolve those issues;
•	changes in laws throughout the world;
•	failure to comply with regulatory requirements related to the products the Company sells;
•	risks associated with data security and technological systems and protections;
•	the inability to defend against potential infringement claims on intellectual property rights;
•	impairment of goodwill and/or intangible assets;
•	foreign currency fluctuation and its impact on reported results;
•	potential delays or failures to implement specific initiatives within the Company’s restructuring programs;
•	the ability to complete and appropriately integrate acquisitions, divestitures, strategic alliances, joint ventures or other significant transactions;
•	issues related to workforce reductions and potential subsequent rehiring;
•	the ability to sell products through distributors and other third parties;
•	work stoppages, labor negotiations, labor rates and temporary labor costs;
•	risks associated with high debt leverage;
•	unanticipated issues affecting the effective tax rate for the year;
•	acts of terrorism; and
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

PART I

Item 1. BUSINESS

General

The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) was founded in 1902 and has over a 118-year tradition of providing high-quality, customer-focused products and support services to its markets.  Manitowoc is one of the world's leading providers of engineered lifting solutions. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, and supports comprehensive product lines of mobile telescopic cranes, tower cranes, lattice-boom crawler cranes and boom trucks under the Grove, Manitowoc, National Crane, Potain and Shuttlelift brand names. The Company has three reportable segments, the Americas segment, Europe and Africa (“EURAF”) segment and Middle East and Asia Pacific (“MEAP”) segment. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Note 17, “Segments” for additional information.

Unless otherwise indicated, references to Manitowoc, the Company, we, our and us refer to The Manitowoc Company, Inc. and its consolidated subsidiaries.

The Manitowoc Way

Manitowoc’s culture is built around our Vision:  Manitowoc plays an integral role in building physical communities for future generations. Integral to this vision is our Mission to develop reliable and innovative lifting solutions backed by expert service and support. Our Core Values are the guiding principles of our employees to ensure that we meet our Vision and Mission. These Core Values include (1) doing what is right; (2) working as a team; (3) delivering results, and (4) acting as a role model.

Encompassing these core values, The Manitowoc Way is our business system for executing our Vision and Mission.  The Manitowoc Way is our continuous improvement system – focused on delivering value to our customers, shareholders, and employees.  Customers are the priority of The Manitowoc Way as we build strong relationships by listening to them, understanding their needs and quickly responding with creative products and services.  Employee commitment to our Core Values, Vision and Mission enables us to use shareholder invested resources to create a stronger organization. The Manitowoc Way empowers employees to develop innovative products and services that meet the needs of our customers.

The Manitowoc Way has played a critical role in Manitowoc’s success over the last five years to build a sustainable, stand-alone crane company, helping us to significantly reduce our cost basis.  As we transition to a strategy based on growth, The Manitowoc Way will remain our guiding force for building processes that enhance our new production development; sales strategies; service and rental operations; and acquisition integration.

Products & Services

We design, manufacture and distribute a diversified line of crawler-mounted lattice-boom cranes, which we sell under the Manitowoc brand name. We also design and manufacture an expansive line of top-slewing and self-erecting tower cranes, which we sell under the Potain brand name. We design and manufacture mobile hydraulic cranes, which we sell under the Grove, Shuttlelift and National Crane brand names. We also provide crane product parts and services and crane rebuilding, remanufacturing and training services. In addition, we recently started to expand our tower crane rental fleet in Europe to directly serve our customers in the region. Our crane products are used in a wide variety of applications throughout the world, including energy production/distribution and utility, petrochemical and industrial, infrastructure, such as road, bridge and airport construction, as well as commercial and residential construction.

We sell our entire product offering and full line of services in most regions of the world. Moreover, we report under a geographic reporting structure to better align with the location of our customers and the unique market dynamics of each geographic region. The main products we sell are:

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

Tower cranes.   Under the Potain brand name, we design, manufacture, market, rent and sell tower cranes primarily used in the commercial and residential construction end markets. Tower cranes offer the ability to lift and distribute material at the point of use, more quickly and accurately than other types of lifting machinery, without utilizing substantial square footage on the ground. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self-erecting and special cranes for large building projects.

Top-slewing tower cranes are the most traditional form of tower cranes and have a tower and multi-sectioned horizontal jib. These cranes rotate from the top of their mast and can increase in height with the project. These cranes are generally sold to medium to large building and construction groups, as well as to rental companies. There are three styles of Top-Slewing Tower Cranes:  Hammerhead/cathead; Topless; and Luffing Jib. These cranes are produced in France, Portugal, India and China.

Self-erecting tower cranes are bottom-slewing cranes which have a counterweight located at the bottom of the mast and are able to be erected, used and dismantled on job sites without assist cranes. Self-erecting tower cranes are mounted on axles or transported on a trailer. The lower segment of the range unfolds in four sections, two for the mast and two for the jib. Self-erecting cranes rotate from the bottom of their mast and are utilized primarily in low to medium rise construction and residential applications. Self-erecting tower cranes are produced in France and Italy.

Mobile hydraulic cranes.   Under the Grove, Shuttlelift and National Crane brand names, we design, manufacture, market and sell mobile hydraulic cranes utilized in industrial, commercial, construction and maintenance applications. Mobile hydraulic cranes consist of a telescopic boom mounted on a carrier with the ability to easily move in or between job sites, with some permitted on public roadways. We currently offer the following six types of mobile hydraulic cranes: rough-terrain, all-terrain, truck-mounted, telescopic crawler, industrial and boom truck.

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

Telescopic crawler cranes consist of a telescopic boom superstructure mounted on a crawler crane chassis. These cranes are purchased as complete units from a strategic manufacturing partner and sold under the Grove brand name.

Industrial cranes are designed primarily for plant maintenance, storage yard and material handling applications. These cranes allow for lifting and carrying loads on a smooth, flat surface. These cranes are manufactured in the U.S. and sold under the Grove and Shuttlelift brand names.

We offer our hydraulic boom truck products under the National Crane brand name. A boom truck is a hydraulically powered telescopic crane mounted on a conventional truck chassis. Hydraulic boom trucks are used primarily for lifting material on a job site. These cranes are produced in the U.S.

Customers. We did not have any customers that individually comprise more than 10% of our consolidated net sales in the years ended December 31, 2020, 2019 and 2018.

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

We train employees dedicated to leading the implementation of The Manitowoc Way, a business system that seeks to enhance customers' experiences with our products and services. Our team is comprised of individuals with diverse backgrounds in operations, quality, lean principles, finance, product and process engineering. The Manitowoc Way includes lean tools to eliminate waste from processes to provide better value for customers, and is used to assess customer satisfaction and implements measures to improve the customer experience. The Manitowoc Way improvement projects have contributed to manufacturing efficiency gains, materials management improvements, steady quality improvements and reduction of lead times, as well as enabling us to free up manufacturing space.

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

Patents, Trademarks, and Licenses

We utilize patent rights to protect our intellectual property and our position as a leading provider of engineered lift solutions. We hold numerous patents across the world pertaining to our products and also have pending applications for additional patents. In addition, we have various registered and unregistered trademarks, copyrights and licenses. We believe our patents, trademarks and copyrights are adequately protected in customary fashions under applicable laws. We actively enforce our patents, trademarks and copyrights.

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

Products	Primary Competitors
Tower Cranes	Benazzato; Cattaneo; Comansa; FM Gru; Jaso; Liebherr; Raimondi; Saez; Sany; Terex Comedil/Peiner; Vicario; Wolffkran; Yongmao; XCMG; and Zoomlion

Mobile Telescopic Cranes	Altec; Broderson; Elliott; Hitachi Sumitomo; Kobelco; Liebherr; Link-Belt; Manitex; Sany; Sumitomo/Link-Belt; Tadano-Demag; Terex; XCMG; and Zoomlion

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

Human Capital Management

As of December 31, 2020, we employed approximately 4,200 people worldwide, of which approximately 1,200 were employed in the United States and 3,000 were employed outside the United States. A large majority of our European employees belong to various European trade unions. Additionally, we have one trade union in China and one trade union in India. We have no trade unions in North America.

Health and Safety: The health and safety of our employees is our number one priority. To track the health and safety performance across our global manufacturing locations we utilize a mixture of leading and lagging indicators.  The two lagging indicators we focus on is the Recordable Injury Rate (“RIR”) and Loss Time Injury Frequency Rate (“LTIF”).  These are calculated in line with the United States Department of Labor Occupational Safety and Health Administration standards.  In 2020, our year end RIR was 1.34 whereas the industry average was 4.1 and our LTIF stood at 0.87 versus the industry average of 0.9.  In 2020, we recorded zero fatalities within our operations. In addition to our focus on lagging indicators, we also have developed pro-active programs to track our leading indicators. Our leading indicators include reporting of “near misses” and daily hazard observations through our “SLAM” (Stop-Look-Assess-Manage) and “Interactive Observation” Programs. In 2020, we recorded 26,975 SLAMs and Interactive Observations which had a positive effect on our RIR and LTIF helping our workforce to identify hazards and implement mitigation measures to avoid injury or loss.

Diversity: We strive to create diverse and inclusive workplaces where all our team members can perform to their full potential. We place particular emphasis on developing our people and building a deep and diverse talent pool to ensure Manitowoc’s sustained success over the long-term. As stewards of our diversity and inclusion initiatives, our leadership team takes a proactive approach to build and develop a diverse pipeline of talent. Formed in 2019, the Future Leader Mentoring Program is an 18-month program partnering our key talent with executive leadership, to develop talent and identify our future leaders from within the enterprise. The first wave of this program was designed to accelerate the development of female leaders in the organization, increase retention, and create a strong pool of talent to take on more prominent roles in the future.

Training and Talent Development: We provide all Manitowoc employees with a wide range of professional development opportunities throughout their careers.  Programs designed to help our employees effectively perform their duties include our training courses in: environmental health and safety, welding apprenticeships, sales skills development, Lean manufacturing methodologies, The Manitowoc Way and corporate compliance (ethics & code of conduct, diversity & inclusion, insider training and workplace harassment).  The Company also provides tuition reimbursement and routinely invests in seminars, conferences, and other training or continuing education for our employees.  Additionally, the CEO and EVP, Human Resources conduct annual global succession planning meetings with senior leadership and the board of directors to review the Company’s top talent.  We have implemented several programs to support the ongoing development of the Company’s top talent including: a mentorship program which includes a focus on developing female leaders, a supervisor leadership development program and ongoing individual development programs designed to build the leadership capabilities of our existing and future leaders.

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

Risks Relating to Our Business, Operations and Industry

The coronavirus (COVID-19) pandemic has had, and will continue to have, a negative impact on our business, financial condition, cash flows, results of operations and supply chain.

The COVID-19 pandemic has resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our dealers and suppliers. We have significant operations worldwide, including in the United States, France, Germany, Portugal, Italy and China and each of these countries have been affected by the pandemic and have taken measures to try to contain it, resulting in disruptions at some of our manufacturing facilities and support operations. There is still uncertainty regarding the full impact and duration of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our customers, dealers and suppliers.

The COVID-19 pandemic has significantly increased economic and demand uncertainty and has caused an economic slowdown that may continue. The pandemic has also weakened demand for our products and services, which has resulted in a decline in sales and customer orders, and it remains uncertain what impact this weakened demand will have on future sales and customer orders once conditions further improve.  The pandemic could also continue and/or expand the disruption to our supply chain.

The COVID-19 pandemic has led to disruption and volatility in the global capital markets, which may adversely affect our and our customers’ and suppliers’ liquidity, cost of capital and ability to access the capital markets. As a result, the pandemic could adversely affect our liquidity as well as the ability of our customers to perform, including in making timely payments to us, which could further adversely impact our business, financial condition, cash flows and results of operations.

The COVID-19 pandemic has had, and will continue to have, a negative impact on our business, financial condition, cash flows, results of operations and supply chain, although the full extent is still uncertain. As the pandemic continues to evolve, the extent of the impact on our business, financial condition, cash flows, results of operations and supply chain will depend on future developments, including, but not limited to, the duration of the pandemic (including any continuing relapses), the actions to contain the virus and/or treat its impact, restrictions on travel, the duration, timing and severity of the impact on customer demand, and how quickly and to what extent normal economic and operating conditions can resume, all of which are highly uncertain and cannot be predicted.

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

Sales of our products are cyclical and/or are otherwise sensitive to volatile or variable factors. A downturn or weakness in overall economic activity, including as a result of the COVID-19 pandemic, or fluctuations in those other factors can have a material adverse effect on us.

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, demand for our products is cyclical and is impacted by the strength of the economy, generally, the availability of financing and other factors, including crude oil prices, that may have an effect on the level of construction activity on an international, national or regional basis, each of which are negatively impacted by the COVID-19 pandemic. During periods of expansion in construction activity, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products, and challenging conditions can continue well beyond the end of such periods. Furthermore, any future economic recession may impact leveraged companies, such as Manitowoc, more than competing companies with less leverage and may have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for our products also depend in part on federal, state, local and foreign governmental spending and appropriations, including infrastructure, security and defense outlays. Reductions in governmental spending can reduce demand for our products, which in turn, can negatively affect our performance. Our sales depend in part upon our customers’ replacement or repair cycles. Adverse economic conditions, including as a result of the COVID-19 pandemic, have caused and may continue to cause customers to forego or postpone new purchases in favor of repairing existing machinery.

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

We use large amounts of steel, among other items, in the manufacture of our products. Occasionally, market prices of some of our key raw materials increase significantly, including as a result of tariffs or other trade barriers. If in the future we are not able to reduce product costs in other areas or pass raw material price increases on to our customers, our margins could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers - including those due to capacity constraints, labor disputes, impaired financial condition of suppliers, epidemics, pandemics like COVID-19, other infectious diseases, weather emergencies or other natural disasters - may impair our ability to satisfy our customers and could adversely affect our financial performance.

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

We have incurred and may continue to incur additional expenses and delays due to interruptions at our manufacturing facilities as a result of the COVID-19 pandemic, and in the future we may also incur additional expenses and delays due to technical problems or other interruptions at our manufacturing facilities.

Disruptions in operations due to the COVID-19 pandemic, technical problems or other interruptions, such as floods, fire, natural disasters, epidemics, pandemics or other public health crises, have and in the future may adversely affect the manufacturing capacity of our facilities. Such interruptions have caused, and in the future could cause, delays in production and cause us to incur additional expenses such as charges for expedited deliveries for products that are delayed. Additionally, our customers may have the ability to cancel purchase orders in the event of any delays in production and may decrease future orders if delays are persistent. Additionally, to the extent that such disruptions do not result from damage to our physical property, these may not be covered by our business interruption insurance. Any such disruptions may adversely affect our business, operations, and financial results.

An inability to successfully manage information systems, or to adequately maintain these systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation.

In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. We depend on our information systems to successfully manage our business. We have taken steps to maintain adequate data security by implementing cyber security technologies, internal controls, and network and data center resiliency and recovery processes. However, any inability to successfully manage these systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business.

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

For the years ended December 31, 2020, 2019, and 2018, approximately 61%, 53% and 57%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the Company’s international sales is part of our growth strategy. Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:

•	less flexible employee relationships which can be difficult and expensive to terminate;
•	labor unrest;
•	political and economic instability (including war and acts of terrorism);
•	inadequate infrastructure for our operations (i.e., lack of adequate power, water, transportation and raw materials);
•	health concerns and related government actions (including as a result of pandemics like COVID-19);
•	risk of governmental expropriation of our property;
•	less favorable, or relatively undefined, intellectual property laws;
•	unexpected changes in regulatory requirements and laws;
•	longer customer payment cycles and difficulty in collecting trade accounts receivable;
•	export duties, tariffs, import controls and trade barriers (including quotas);
•	adverse trade policies or adverse changes to any of the policies of either the United States or any of the foreign jurisdictions in which we operate;
•	adverse changes in tax rates or regulations;
•	legal or political constraints on our ability to maintain or increase prices;
•	burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues;
•	inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and
•	economies that are emerging or developing, that may be subject to greater currency volatility, negative growth, high inflation, limited availability of foreign exchange and other risks.

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

We sell a portion of our products through third parties such as distributors, agents and channel partners (collectively referred to as distributors). Using third parties for distribution exposes us to many risks, including competitive pressure, concentration risk, credit risk, and compliance risks. Distributors may sell products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a product, and the loss of these distributors (including as a result of the COVID-19 pandemic) could negatively impact our sales. Distributors may face financial difficulties, including bankruptcy, as a result of many factors including the COVID-19 pandemic, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

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

As of December 31, 2020, we employed approximately 4,200 people worldwide, of which approximately 1,200 were employed in the United States and 3,000 employed outside the United States. A large majority of our European employees belong to various European trade unions. Additionally, we have one trade union in China and one trade union in India. We have no trade unions in North America.

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

Our inability to recover from natural or man-made disasters or public health crises like COVID-19 could adversely affect our business.

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural or manmade disasters, epidemics, pandemics like COVID-19 or other public health crises, national emergencies, significant labor strikes, work stoppages, the effects of climate change, political unrest, war or terrorist activities that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase components and raw materials and information technology and other services from numerous suppliers, and, even if our facilities were not directly affected by such events, we have been and in the future could be affected by interruptions at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. We cannot be assured that we will have insurance to adequately compensate us for any of these events.

If we fail to identify, manage, complete and appropriately integrate acquisitions, strategic alliances, joint ventures or other significant transactions, as well as identify and execute strategic divestitures, it may adversely affect our future results.

We may pursue acquisitions of, or strategic alliances, joint ventures or other significant transactions with, companies that are complementary to our business, as well as strategic divestitures of product lines or other assets. In order to pursue this strategy successfully, we must identify attractive acquisition, strategic alliance, joint venture or divestiture opportunities, successfully complete the transaction, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to identify or complete appealing acquisition, strategic alliance or joint venture opportunities given the intense competition for these transactions. Even if we identify and complete suitable corporate transactions, we may not be able to successfully address inherent risks in a timely manner, or at all. These inherent risks include, among other things: failure to achieve all or any projected synergies, performance targets or other anticipated benefits of the acquisition, strategic alliance, joint venture or divestiture; failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; substantial unanticipated integration costs; loss of key employees, including those of an acquired business; diversion of management’s attention from other business concerns; failure to retain the customers of the acquired business; additional debt and/or assumption of known or unknown liabilities; potential dilutive issuances of equity securities; and a write-off of goodwill, customer lists, other intangibles and amortization of expenses. If we fail to successfully integrate an acquisition, we may not realize all or any of the anticipated benefits of the acquisition, and our future results of operations could be adversely affected.

Financial Risks

Some of our customers may not be able to obtain financing with third parties to purchase our products, and we may incur expenses associated with our assistance to customers in securing third-party financing.

A portion of our sales are financed by third-party finance companies on behalf of our customers. The availability of financing from third parties is affected by general economic conditions (including the uncertain negative impact on economic conditions as a result of COVID-19), the creditworthiness of our customers and the estimated residual value of our equipment. In certain transactions, we provide residual value guarantees and buyback commitments to our customers or to third-party financial institutions. Deterioration in the credit quality of our customers or the overall health of the finance industry (including as a result of the COVID-19 pandemic) could negatively impact our customers’ ability to obtain the resources needed to make purchases of our equipment or their ability to obtain third-party financing. In addition, if the actual value of the equipment for which we have provided a residual value guaranty declines below the amount of our guaranty, we may incur additional costs, which may negatively impact our financial condition, results of operations and cash flows.

Our goodwill and other intangible assets represent a material amount of our total assets; as a result, impairments have had, and future impairment may have, a material adverse effect on our results of operations.

As of December 31, 2020, goodwill and other intangible assets totaled $356.7 million, or about 22% of our total assets. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance were to fall below current projections or if there are material changes to management’s assumptions, including as a result of the COVID-19 pandemic, we could be required to recognize additional non-cash charges to operating earnings for goodwill and/or other intangible asset impairment. Goodwill or intangible asset impairments have had, and any future impairments may have, a material adverse effect on our results of operations.

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

As of December 31, 2020, our total consolidated debt was $310.9 million as compared to consolidated debt of $312.2 million as of December 31, 2019.

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

Additionally, on March 25, 2019, we and certain of our subsidiaries (the “Loan Parties”) entered into a credit agreement (the “ABL Credit Agreement”) with JP Morgan Chase Bank, N.A. as administrative and collateral agent, and certain financial institutions party thereto as lenders, providing for a senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”) of up to $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority bases, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of five years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to our German subsidiary that is a borrower under the ABL Revolving Credit Facility.

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

The agreements governing our debt include covenants that restrict, among other matters, our ability to incur additional debt, pay dividends on or repurchase our equity, make certain investments, and consolidate, merge or transfer all or substantially all of our assets. Certain of our debt facilities require or will require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions, as a result of various factors including the COVID-19 pandemic. Adhering to these covenants may also require that we take disadvantageous actions, including reducing spending on marketing, advertising and new product innovation, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flows from operations to the payment of principal and interest on our indebtedness. Our leverage could also put us at a disadvantage compared to any competitors that are less leveraged. We cannot be certain that we will meet any future financial tests or that the lenders would waive any such failure to meet those tests. See additional discussion in Note 11, “Debt,” to our Consolidated Financial Statements.

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

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2020, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $106.6 million (“unfunded status”), as compared to $106.5 million as of December 31, 2019. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

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

Legal and Regulatory Risks

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Manitowoc maintains leased and owned manufacturing, warehouse, field testing and office facilities throughout the world. The Company’s corporate office is located in Milwaukee, Wisconsin. The Company believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Manitowoc management continually monitors the Company’s capacity needs and makes adjustments as dictated by market and other conditions.

The following table provides information about material facilities owned or leased by the Company as of December 31, 2020.

Facility Location	Type of Facility
Milwaukee, Wisconsin	Global Headquarters
Americas
Shady Grove, Pennsylvania	Manufacturing/Office
EURAF
Wilhelmshaven, Germany	Manufacturing/Office
Niella Tanaro, Italy	Manufacturing/Office
Moulins, France	Manufacturing/Office
Charlieu, France	Manufacturing/Office
Saint Pierre de Chandieu, France	Warehouse/Office
Baltar, Portugal	Manufacturing/Office
MEAP
Zhangjiagang, China	Manufacturing/Office

Item 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation incidental to its business, as well as other litigation of a non-material nature in the ordinary course of business. See Note 18, “Commitments and Contingencies,” to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Each of the following executive officers of the Company has been elected by the Board of Directors. The information presented below is as of February 12, 2021.

Name	Age	Position With The Registrant	Principal Position Held Since
Aaron H. Ravenscroft	42	President and Chief Executive Officer	2020
David J. Antoniuk	63	Executive Vice President and Chief Financial Officer	2016
Leslie L. Middleton	51	Executive Vice President Mobile Cranes	2020
Thomas L. Doerr, Jr.	45	Executive Vice President, General Counsel and Secretary	2017
Terrance L. Collins	56	Executive Vice President, Human Resources	2018

The following paragraphs provide further information as to our executive officers’ duties and their employment history:

Aaron H. Ravenscroft has served as President and Chief Executive Officer since August 2020. Mr. Ravenscroft joined the Company as Executive Vice President of Mobile Cranes in March 2016. In September 2017, Mr. Ravenscroft was promoted to Executive Vice President of Cranes and oversaw the entire operational activities of the Company’s regional business structure. Prior to joining Manitowoc, Mr. Ravenscroft served as Regional Managing Director of the North American Minerals business for the Weir Group (2013-2016), an engineered products company, President of Process & Flow Control Group of Robbins & Myers (2011-2013), a manufacturer of engineered equipment, and Regional Vice President of Industrial Products Group for Gardner Denver, Inc. (2008-2011). Prior to that, he held a series of positions with increasing responsibility at Westinghouse Air Brake Technologies and Janney Montgomery Scott.

David J. Antoniuk has served as Executive Vice President and Chief Financial Officer since November 2020. Prior to his current role, Mr. Antoniuk served as Senior Vice President and Chief Financial Officer of Manitowoc since May 2016, responsible for directing teams in accounting, financial reporting, investor relations, global tax, information services and treasury. Prior to joining Manitowoc, Mr. Antoniuk served as Vice President and Chief Financial Officer at Colorcon, Inc. (2015-2016), and Vice President and Corporate Controller at Gardner Denver (2005-2014). Prior to Gardner Denver, Mr. Antoniuk served as the Vice President Finance and Chief Financial Officer at Davis-Standard Corporation and in positions of increasing responsibility at, Pirelli Cables, Johnson & Johnson and KPMG.

Leslie L. Middleton has served as Executive Vice President Mobile Cranes since November 2020. Mr. Middleton joined Manitowoc in February 2016 with responsibility for the Americas business and has been instrumental in optimizing operations, developing and implementing lean strategies, increasing the velocity of new product development and delivering growth initiatives in the region. Prior to joining Manitowoc, Mr. Middleton served as a Managing Director U.S. Minerals and Executive Vice President Operations at Weir Minerals North America (2014-2016), Vice President and General Manager of Gardner Denver (2009-2013), Director of Manufacturing at Magnet Schultz of America (2004-2009) and Director of Manufacturing and Performance Systems at Vapor Corporation (1995-2004).

Thomas L. Doerr, Jr. has served as Executive Vice President, General Counsel and Secretary since November 2020. Prior to his current role, Mr. Doerr has served as Senior Vice President, General Counsel and Secretary of Manitowoc since November 2017. Prior to Manitowoc, Mr. Doerr served as Vice President, General Counsel and Secretary for Jason Industries, Inc., a manufacturer in the finishing, components, seating, and automotive acoustics markets (2015-2017). Prior to joining Jason, Mr. Doerr was Associate General Counsel for Manitowoc where he was responsible for overseeing the legal matters for Manitowoc’s crane segment. Mr. Doerr originally joined Manitowoc in 2006 as legal counsel; in 2008 he expatriated to London, England, and in 2009 to Lyon, France where he was serving as Assistant General Counsel – International and responsible for all legal matters for both Manitowoc’s crane segment and Manitowoc’s foodservice segment in Europe, Middle East, Africa and Asia Pacific. After spending four years abroad, Mr. Doerr moved back to the United Sates and assumed global legal responsibility for Manitowoc’s crane segment. Prior to joining Manitowoc, Mr. Doerr was most recently with the law firm von Briesen & Roper, s.c.

Terrance L. Collins has served as Executive Vice President, Human Resources since November 2020. Prior to his current role, Mr. Collins served as Senior Vice President Human Resources and Administration of Manitowoc since April 2018, responsible for the strategic development and execution of the Company’s human resources function globally including; talent acquisition, talent development, diversity and inclusion, employee engagement, compensation and benefits programs, employee and labor relations, HR information systems and HR administration and compliance. Prior to joining Manitowoc, Mr. Collins served as Chief Administrative Officer at FDH Velocitel (2014-2018), Senior Vice President, Human Resources at Zebra Technologies (2013-2014) and Vice President, Human Resources at IDEX Corporation (2006-2013). Prior to IDEX, Mr. Collins served in senior leadership positions at AmSan LLC and U.S. Foodservice, Inc.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MTW. The number of shareholders of record of common stock as of December 31, 2020 was 570.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s 2026 Notes and the Company’s ABL Revolving Credit Facility described below. For the years ended December 31, 2020 and 2019, no cash dividends were declared or paid.

The Company’s ABL Revolving Credit Facility and Indenture governing the 2026 Notes defines certain payments the Company can make, such as the purchase or retirement of Company stock, prepayment of debt principal and distribution of dividends to holders of Company stock as “Restricted Payments.” These Restricted Payments may be constrained by a provision requiring a minimum fixed charge coverage ratio after giving effect to the Restricted Payments under the ABL Credit Agreement and a provision requiring a minimum consolidated total debt ratio under the 2026 Notes indenture. See additional disclosure in Note 11, “Debt,” to the Company’s Consolidated Financial Statements.

See Part III, Item 12 of this Annual Report on Form 10-K for certain information regarding the Company’s equity compensation plans.

Comparison of Cumulative Five Year Total Return
$300
$250
$200
$150
$100
$50
$0
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
The Manitowoc Company, Inc.
S&P 500 Index
S&P 600 Industrial Machinery Index

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2016	2017	2018	2019	2020
The Manitowoc Company, Inc.	69.23%	64.46%	(62.46)%	18.48%	(23.94)%
S&P 500 Index	11.96%	21.83%	(4.38)%	31.49%	18.40%
S&P 600 Industrial Machinery Index	36.69%	22.17%	(16.96)%	25.80%	13.87%

	Indexed Returns
	Years Ending December 31,
	2015	2016	2017	2018	2019	2020
The Manitowoc Company, Inc.	100.00	169.23	278.33	104.50	123.81	94.17
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P 600 Industrial Machinery Index	100.00	136.69	167.00	138.68	174.46	198.67

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

	2020	2019	2018	2017	2016
Net sales	$1,443.4	$1,834.1	$1,846.8	$1,581.3	$1,613.1
Gross Profit	254.7	344.1	328.1	281.9	253.3
Total operating costs and expenses (1)	216.1	235.7	347.4	273.5	396.3
Operating income (loss)	38.6	108.4	(19.3)	8.4	(143.0)
Total other expense	(40.6)	(49.4)	(52.4)	(47.9)	(125.1)
Income (loss) from continuing operations before income taxes	(2.0)	59.0	(71.7)	(39.5)	(268.1)
Provision (benefit) for income taxes	17.1	12.4	(4.8)	(49.5)	100.5
Net income (loss) from continuing operations	(19.1)	46.6	(66.9)	10.0	(368.6)
Discontinued operations: (2)
Loss from discontinued operations, net of income taxes	—	—	(0.2)	(0.6)	(7.2)
Net income (loss)	$(19.1)	$46.6	$(67.1)	$9.4	$(375.8)
Basic net income (loss) per common share:
Net income (loss) from continuing operations	$(0.55)	$1.31	$(1.88)	$0.28	$(10.70)
Net loss from discontinued operations	—	—	(0.01)	(0.02)	(0.21)
Basic net income (loss) per share	$(0.55)	$1.31	$(1.89)	$0.26	$(10.91)
Diluted net income (loss) per common share:
Net income (loss) from continuing operations	$(0.55)	$1.31	$(1.88)	$0.28	$(10.70)
Net loss from discontinued operations	—	—	(0.01)	(0.02)	(0.21)
Diluted net income (loss) per share	$(0.55)	$1.31	$(1.89)	$0.26	$(10.91)
Cash dividends per share	$—	$—	$—	$—	$—
Average shares outstanding:
Basic	34,691,063	35,487,358	35,513,162	35,111,594	34,441,777
Diluted	34,691,063	35,641,800	35,513,162	35,854,902	34,441,777
PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment - net	$294.3	$289.9	$288.9	$303.7	$308.8
Capital expenditures	26.3	35.1	31.7	28.9	45.9
Depreciation	37.2	35.0	36.1	38.1	45.6
TOTAL ASSETS	$1,603.5	$1,617.7	$1,541.9	$1,607.8	$1,517.8
CAPITALIZATION
Current and long-term debt	$310.9	$312.2	$273.1	$274.9	$281.5
Total stockholders' equity	643.5	645.9	601.3	677.5	590.5

Notes to the table above:

(1)	During 2018, the Company recorded an $82.2 million goodwill impairment charge in the EURAF segment.
(2)	Discontinued operations represent the results of operations, and subsequent adjustments related to Manitowoc’s former food service business through the March 4, 2016 spin-off.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview: Manitowoc is a leading provider of engineered lifting solutions, including lattice-boom cranes, tower cranes, mobile hydraulic cranes and boom trucks. The Company has three reportable segments, the Americas segment, EURAF segment, and MEAP segment. The segments were identified using the “management approach,” which designates the internal organization that is used by the CEO, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In Management’s Discussion and Analysis, unless otherwise indicated, references to “Manitowoc” and the “Company” refer to The Manitowoc Company, Inc. and its consolidated subsidiaries.

All dollar amounts are in millions throughout the tables included in Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Segment Operating Performance

	2020	Change	2019	Change	2018
Net Sales
Americas	$626.1	(35.4)%	$969.7	9.9%	$882.7
EURAF	598.7	(7.2)%	644.9	(5.2)%	680.6
MEAP	218.6	(0.4)%	219.5	(22.6)%	283.5

Segment Operating Income (Loss)
Americas	$32.1	(71.7)%	$113.4	92.9%	$58.8
EURAF	12.0	215.8%	3.8	105.6%	(68.2)
MEAP	30.4	34.5%	22.6	(28.3)%	31.5

Americas

Americas net sales decreased 35.4% in 2020 to $626.1 million from $969.7 million in 2019. The decrease was primarily related to lower crane shipments as a result of entering the year with lower backlog coupled with the impacts from the COVID-19 pandemic, which significantly reduced demand in most of the Company’s end markets.

Americas operating income decreased 71.7% in 2020 to $32.1 million from $113.4 million in 2019. This change was mainly due to the decrease in net sales and under absorption of facility costs. This was partially offset by decreases of $4.3 million in engineering, selling and administrative expenses and $1.8 million in restructuring expense. Lower engineering, selling and administrative expenses were driven by lower discretionary spend in response to the COVID-19 pandemic.

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

EURAF

EURAF net sales decreased 7.2% in 2020 to $598.7 million from $644.9 million in 2019. The decrease was primarily related to lower crane shipments as a result of the COVID-19 pandemic, which significantly reduced demand in most of the Company’s end markets. This was partially offset by $10.4 million from favorable changes in foreign currency exchange rates.

EURAF operating income increased in 2020 to $12.0 million from $3.8 million in 2019. The increase was primarily related to favorable sales mix, $6.6 million of lower engineering, selling and administrative expenses and $2.6 million of lower restructuring expense. Lower engineering, selling and administrative expenses were driven by lower discretionary spend in response to the COVID-19 pandemic. This was partially offset by the decrease in net sales. In addition, operating income was impacted by $1.4 million from favorable changes in foreign currency exchange rates.

EURAF net sales decreased 5.2% in 2019 to $644.9 million from $680.6 million in 2018. The decrease was primarily due to $34.7 million from unfavorable changes in foreign currency exchange rates.

EURAF operating income increased in 2019 to income of $3.8 million from a loss of $68.2 million in 2018. This change was mainly due to a goodwill impairment charge of $82.2 million recorded in 2018. Excluding this item, operating income decreased $10.2 million. This decrease was primarily due to a $2.0 million increase in restructuring expense and $2.3 million of incremental trade show costs in 2019. This was also impacted unfavorably by $4.3 million from changes in foreign currency exchange rates.

MEAP

MEAP net sales decreased 0.4% in 2020 to $218.6 million from $219.5 million in 2019. Net sales were impacted favorably by project driven demand in the Middle East, offset by lower crane shipments as a result of the COVID-19 pandemic. MEAP net sales were favorably impacted by $2.4 million from changes in foreign currency exchange rates.

MEAP operating income increased 34.5% in 2020 to $30.4 million from $22.6 million in 2019. The increase was primarily due to $7.1 million of lower engineering, selling and administrative expenses and $1.9 million of lower restructuring expense compared to 2019. Lower engineering, selling and administrative expenses were driven by lower discretionary spend in response to the COVID-19 pandemic.

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

Results of Operations for the Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018	2020 to 2019 % Change	2019 to 2018 % Change
Orders	$1,511.4	$1,638.6	$1,910.7	(7.8)%	(14.2)%
Backlog	543.2	475.1	670.6	14.3%	(29.2)%
Net sales	1,443.4	1,834.1	1,846.8	(21.3)%	(0.7)%
Gross profit	254.7	344.1	328.1	(26.0)%	4.9%
Gross profit %	17.6%	18.8%	17.8%
Engineering, selling and administrative expenses	208.8	225.6	251.6	(7.4)%	(10.3)%
Asset impairment expense	—	—	82.6	*	*
Restructuring expense	7.0	9.8	12.9	(28.6)%	(24.0)%
Interest expense	29.1	32.7	39.1	(11.0)%	(16.4)%
Loss on debt extinguishment	—	25.0	—	*	*
Other income (expense) - net	(10.0)	9.8	(11.5)	202.0%	185.2%
Provision (benefit) for income taxes	17.1	12.4	(4.8)	(37.9)%	358.3%
*Measure not meaningful

Orders and Backlog

Orders for the year ended December 31, 2020 decreased 7.8% to $1,511.4 million from $1,638.6 million for the same period in 2019. The decrease was primarily related to lower crane demand in most end markets as a result of the COVID-19 pandemic, partially offset by favorable changes in foreign currency exchange rates of $14.2 million.

The year-end backlog includes accepted orders that have been placed on a production schedule that are expected to be shipped and billed primarily within one year. The Company’s backlog as of December 31, 2020, 2019, and 2018, was $543.2 million, $475.1 million and $670.6 million, respectively. The Company’s backlog at the end of 2020 increased from the end of 2019 primarily due to the timing of shipments and $20.9 million from favorable changes in foreign currency exchange rates.

Net Sales

Consolidated net sales decreased 21.3% in 2020 compared to 2019. The decrease was primarily related to lower crane shipments as a result of entering the year with lower backlog in the Americas segment as well as the impacts from the COVID-19 pandemic, which significantly reduced demand in most of the Company’s end markets. This was partially offset by $12.4 million from favorable changes in foreign currency exchange rates.

Consolidated net sales decreased 0.7% in 2019 compared to 2018. The decrease was primarily due to $44.3 million of unfavorable changes in foreign currency exchange rates and lower shipments of cranes for the energy end market in the MEAP segment. This was partially offset by an increase in crane shipments primarily in North America.

Gross Profit

Gross profit for the year ended December 31, 2020 decreased 26.0% to $254.7 million compared to $344.1 million for the year ended December 31, 2019. This decrease was primarily due to the decrease in net sales and an increase in costs due to under absorption of facility costs from lower utilization of the Company’s manufacturing facilities due to the COVID-19 pandemic. Gross profit was favorably impacted by $3.0 million from changes in foreign currency exchange rates.

Gross profit percentage decreased in 2020 to 17.6% from 18.8% in 2019 primarily due to under absorption of facility costs from lower utilization of the Company’s manufacturing facilities due to the COVID-19 pandemic.

Gross profit for the year ended December 31, 2019 increased by 4.9% to $344.1 million compared to $328.1 million for the year ended December 31, 2018. This increase was mainly due to favorable price realization and mix. This was partially offset by $10.8 million from unfavorable changes in foreign currency exchange rates.

As a result of favorable price realization and mix, gross profit percentage increased in 2019 to 18.8% from 17.8% in 2018.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses for the year ended December 31, 2020 decreased $16.8 million to $208.8 million. The decrease was primarily due to lower short-term incentive compensation costs, reduced discretionary spending in response to the COVID-19 pandemic and a decrease in compensation and benefits due to cost reduction actions primarily in North America. This was partially offset by a $8.9 million benefit recorded in 2019 related to the settlement of a legal matter. Engineering, selling and administrative expenses were also unfavorably impacted by $1.1 million from changes in foreign currency exchange rates.

Engineering, selling and administrative expenses for the year ended December 31, 2019 decreased $26.0 million to $225.6 million. The decrease was primarily due to the settlement of a legal matter, which included a $8.9 million recovery of legal fees expensed in previous periods, $6.8 million from favorable changes in foreign currency exchange rates and cost reduction actions.

Asset Impairment Expense

There were no asset impairments for the years ended December 31, 2020 and 2019.

Asset impairment expense for the year ended December 31, 2018 totaled $82.6 million. This was primarily related to a $82.2 million goodwill impairment charge recorded in the EURAF reporting unit.

Restructuring Expense

Restructuring expense for the year ended December 31, 2020 totaled $7.0 million compared to $9.8 million in 2019. Expenses in 2020 related primarily to costs associated with headcount reductions in Europe and North America, partially offset by $2.5 million of income from the forfeiture of equity compensation awards associated with employee separation agreements.

Restructuring expense for the year ended December 31, 2019 totaled $9.8 million compared to $12.9 million in 2018. Expenses for 2019 related primarily to severance costs for headcount reductions in Europe, North America and India. Expenses for 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler production to Shady Grove, PA and costs associated with headcount reductions in Europe.

Interest Expense

Interest expense for the year ended December 31, 2020 totaled $29.1 million versus $32.7 million for the year ended December 31, 2019. This decrease was primarily due to a reduction of the average effective interest rate from 10.1% in 2019 to 9.0% in 2020. The decrease in the average effective interest rate was primarily due to the refinancing of the Company’s senior secured high yield notes that occurred in the first quarter of 2019 as well as the reduction in interest rates on the Company’s variable rate debt.

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

Other income (expense) – Net

Other income (expense) - net for the year ended December 31, 2020 was $10.0 million of expense and was primarily composed of $3.9 million of net foreign currency losses, $3.7 million charge related to the settlement of a legal matter and $1.6 million of pension benefit costs.

Other income (expense) - net for the year ended December 31, 2019 was $9.8 million of income and was primarily composed of a $15.5 million benefit related to a settlement of a legal matter and a $3.5 million gain on the sale of the Company’s Manitowoc, Wisconsin manufacturing facility. This was partially offset by $4.4 million of pension benefit costs and $5.5 million of net foreign currency losses.

Other income (expense) - net for the year ended December 31, 2018 was $11.5 million of expense and was primarily composed of a $4.5 million non-cash pension settlement charge, $5.0 million of pension benefit costs and $2.8 million of net foreign currency losses. This was partially offset by $1.2 million of gains related to the sale of property, plant and equipment.

Income Taxes

Due to the Company’s historic losses, impacts from U.S. tax reform and full valuation allowances, the effective annual tax rate is not a meaningful measure of the Company’s cash tax position or performance of the business.

The 2020 effective tax rate was favorably impacted primarily by the passing of The Coronavirus Aid, Relief and Economic Security Act (“CARES”) by $3.7 million that allowed the Company to implement certain U.S. tax planning strategies. The rate was unfavorably impacted primarily by additional valuation allowances recorded during the year and the jurisdictional mix of the financial results.

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

See further detail at Note 13, “Income Taxes” to the Consolidated Financial Statements.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net cash used for operating activities of continuing operations	$(35.1)	$(53.3)	$(512.8)
Net cash used for operating activities of discontinued operations	—	—	(0.2)
Net cash used for operating activities	$(35.1)	$(53.3)	$(513.0)
Net cash provided by (used for) investing activities	$(25.8)	$108.4	$534.4
Net cash provided by (used for) financing activities	$(14.8)	$3.7	$(1.3)
Cash and cash equivalents	$128.7	$199.3	$140.3

Cash Flows From Operating Activities

Cash flows used for operating activities in 2020 were $35.1 million and were primarily driven by increases in working capital. Working capital increases were primarily from higher accounts receivable and lower accounts payable and accrued expenses and other liabilities.

Cash flows used for operating activities in 2019 were $53.3 million and were primarily driven by trade receivables sold to the prior accounts receivable securitization program resulting in $126.3 million of cash flows being reported in cash provided by investing activities and $75.0 million of purchases of accounts receivable previously sold to the prior accounts receivable securitization program. This was partially offset by a $116.5 million increase in net income excluding adjustments to reconcile net income (loss) to operating cash flows from operating activities, a $31.5 million net reduction in working capital since December 31, 2018 and $24.4 million of net cash received from the settlement of a legal matter.

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

Cash Flows From Investing Activities

Cash flows used for investing activities were $25.8 million in 2020. Cash flows used for investing activities in 2020 consisted of $26.3 million of capital expenditures offset by $0.5 million of cash proceeds on the sale of property, plant and equipment.

Cash flows provided by investing activities were $108.4 million in 2019. Cash flows provided by investing activities in 2019 primarily consisted of $126.3 million of cash collections on accounts receivable sold to the Company’s securitization program and $17.2 million of cash proceeds on the sale of property, plant and equipment. This was partially offset by capital expenditures of $35.1 million.

Cash flows provided by investing activities were $534.4 million in 2018. Cash flows provided by investing activities in 2018 primarily consisted of $553.1 million of cash collections on accounts receivable sold to the Company’s securitization program and $13.0 million of cash proceeds on the sale of property, plant and equipment. This was partially offset by capital expenditures of $31.7 million.

Cash Flows From Financing Activities

Cash flows used for financing activities during 2020 totaled $14.8 million and consisted primarily of $12.0 million for the repurchase of the Company’s common stock and $2.9 million of payments on other debt.

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

Liquidity and Capital Resources

Liquidity

The Company’s debt position at various times increases our vulnerability to general adverse industry and economic conditions, and could result in a meaningful portion of our cash flows from operations being used for payment of interest on our debt. This could potentially limit the Company’s ability to respond to market conditions or take advantage of future business opportunities. The Company’s ability to service its debt is dependent upon many factors, some of which are not subject to its control, such as general economic, financial, competitive, legislative and regulatory factors. In addition, the Company’s ability to borrow additional funds under its revolving credit facility in the future will depend on the Company meeting the financial covenants contained in the ABL Revolving Credit Facility, even after taking into account such new borrowings.

The Company’s revolving credit facility, or other future facilities, may be used for working capital requirements, capital expenditures, funding future acquisitions (within the Company’s debt limitations), and other operating, investing and financing needs. The Company believes that its available cash, availability under its ABL Revolving Credit Facility, cash generated from future operations and access to public debt and equity markets will be adequate to fund its capital and debt financing requirements for the foreseeable future.

The Company’s liquidity positions as of December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Cash and cash equivalents	$128.7	$199.3
Revolver borrowing capacity	243.8	210.4
Other debt availability	42.2	38.8
Less: Borrowings on revolver	—	—
Less: Borrowings on other debt	—	—
Less: Outstanding letters of credit	(3.0)	(4.0)
Total liquidity	$411.7	$444.5

The Company continues to assess its business operations to ensure its liquidity is sufficient to meet expected working capital and other ongoing operational needs for the subsequent twelve months. The Company has and continues to preserve its liquidity in response to the COVID-19 pandemic by managing its cash flow, such as reducing discretionary spending, suspending its share repurchase program and reducing capital expenditures. Globally, the Company has made use of available government subsidies and other programs to aid with liquidity and employee retention and will continue to review additional programs if and when they become available.

Cash Sources

The Company has historically relied primarily on cash flows from operations, borrowings under revolving credit facilities, issuances of notes and other forms of debt financing as its sources of cash.

The maximum availability under the Company’s current ABL Revolving Credit Facility is $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of five years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility.

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe and China. There are six facilities, of which four are denominated in Euros totaling €23.0 million, one denominated in U.S. dollars totaling $9.5 million and one denominated in Chinese Yuan totaling ¥30.0 million. Total availability as of December 31, 2020 for the six overdraft facilities is $42.2 million with zero outstanding.

Debt

On March 25, 2019, the Company and certain of its subsidiaries entered into an indenture with U.S. Bank National Association as trustee and notes collateral agent, pursuant to which the Company issued $300.0 million aggregate principal amount of the 2026 Notes with an annual coupon rate of 9.000%. Interest on the 2026 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. The 2026 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility or that guarantees certain other debt of the Company or a guarantor. The 2026 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of the Company and of the guarantors that secure obligations under the ABL Revolving Credit Facility.

Additionally, on March 25, 2019, the Loan Parties (i.e. the Company and certain subsidiaries of the Company) entered into the ABL Credit Agreement with JP Morgan Chase Bank, N.A as administrative and collateral agent, and certain financial institutions party thereto as lenders, providing for the ABL Revolving Credit Facility of up to $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of five years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility.

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

As of December 31, 2020, the Company had $14.7 million outstanding of other indebtedness with a weighted-average interest rate of approximately 4.1%. This debt includes balances on local credit lines and capital lease obligations.

As of December 31, 2020, the Company had no borrowings outstanding under the ABL Revolving Credit Facility. During the year ended December 31, 2020, the highest daily borrowing under the ABL Revolving Credit Facility was $50.0 million and the average borrowing was $13.3 million, while the weighted-average annual interest rate was 1.77%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of December 31, 2020, the spreads for LIBOR and Eurodollar, and Alternative Base Rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $240.8 million, which represents revolver borrowing capacity of $243.8 million less U.S. letters of credit outstanding of $3.0 million.

The aggregate scheduled maturities of outstanding debt obligations in subsequent years are as follows:

Year
2021	$10.5
2022	2.5
2023	1.0
2024	—
2025	—
Thereafter	300.7
Total	$314.7

•

The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2020 as shown on the Consolidated Balance Sheet and in Note 11, “Debt” to the Consolidated Financial Statements due to  $3.8 million of deferred financing costs related to the 2026 Notes.

As of December 31, 2020, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

Other Financing Arrangements

The Company has two non-U.S. accounts receivable financing programs with maximum availability of €55.0 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold receivables are collected. During the year ended December 31, 2020, the Company sold receivables and received cash of €161.0 million. The Company also has one U.S. accounts receivable financing program with maximum availability of $35.0 million. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with Accounting Standards Codification Topic 860, “Transfers and Servicing,” (“Topic 860”).

See further details at Note 12, “Accounts Receivable Securitization and Other Financing Arrangements” to the Consolidated Financial Statements.

Capital Expenditures

The Company funds capital expenditures that are intended to:

•	improve the cost structure of the Company’s business,
•	invest in new processes, products and technology and
•	maintain high-quality production standards.

The Company spent a total of $26.3 million during 2020 for capital expenditures. For the year ended December 31, 2020, depreciation was $37.2 million.

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A.   Our ABL Revolving Credit Facility and indenture governing the 2026 Notes require us to comply with certain financial ratios and tests. We were in compliance with these covenants as of December 31, 2020, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the ABL Revolving Credit Facility. Further, such acceleration would constitute an event of default under the indenture governing our 2026 Notes and other debt and could trigger cross default provisions in other agreements.

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

The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA and to adjusted operating income and operating income (loss) is as follows:

	Year Ended December 31,
	2020	2019	2018
Net income (loss) from continuing operations	$(19.1)	$46.6	$(66.9)
Interest expense and amortization of deferred financing fees	30.6	34.2	40.9
Provision (benefit) for income taxes	17.1	12.4	(4.8)
Depreciation expense	37.2	35.0	36.1
Amortization of intangible assets	0.3	0.3	0.3
EBITDA	66.1	128.5	5.6
Restructuring expense	7.0	9.8	12.9
Asset impairment expense	—	—	82.6
Loss on debt extinguishment	—	25.0	—
Other non-recurring charges (1)	—	3.1	3.6
Other (income) expense - net (2)	10.0	(9.8)	11.5
Adjusted EBITDA	83.1	156.6	116.2
Depreciation expense	(37.2)	(35.0)	(36.1)
Amortization of intangible assets	(0.3)	(0.3)	(0.3)
Adjusted operating income	45.6	121.3	79.8
Restructuring expense	(7.0)	(9.8)	(12.9)
Asset impairment expense	—	—	(82.6)
Other non-recurring charges (1)	—	(3.1)	(3.6)
Operating income (loss)	$38.6	$108.4	$(19.3)

(1)

Other non-recurring charges in 2019 and 2018 includes losses from a long-term note receivable resulting from the 2014 divesture of the Company’s Chinese joint venture recorded in 2019 and 2018 and other non-recurring charges included in engineering, selling and administrative expenses in the Consolidated Statement of Operations.

(2)

Other (income) expense – net includes net foreign currency gains (losses), other components of net periodic pension costs, pension settlement charges, settlements of legal matters and other miscellaneous items.

The Company uses adjusted operating cash flows and free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. Adjusted operating cash flows is defined as cash flows provided by (used for) operating activities of continuing operations plus cash receipts on sold accounts receivable and other one-time items. Free cash flows are defined as adjusted operating cash flows less capital expenditures. The reconciliation of cash flows used for operating activities of continuing operations to adjusted operating cash flows and further to free cash flows for the year ended December 31, 2020, 2019 and 2018 are summarized as follows:

	Year Ended December 31,
	2020	2019	2018
Net cash used for operating activities of continuing operations	$(35.1)	$(53.3)	$(512.8)
Cash receipts on sold accounts receivable	—	126.3	553.1
Net payments (borrowings) on accounts receivable securitization program	—	75.0	(43.2)
Adjusted operating cash flows	(35.1)	148.0	(2.9)
Capital expenditures	(26.3)	(35.1)	(31.7)
Free cash flows	$(61.4)	$112.9	$(34.6)

Off-Balance Sheet Arrangements

Our disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•	We have disclosed in Note 19, “Guarantees,” to the Consolidated Financial Statements our buyback commitments.
•	We have disclosed our accounts receivable securitization arrangement in Note 12, “Accounts Receivable Securitization and Other Factoring Arrangements” to the Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments

A summary of our significant contractual obligations as of December 31, 2020 is as follows:

	Total Committed	2021	2022	2023	2024	2025	Thereafter
Debt (including capital lease obligations)	$314.7	$10.5	$2.5	$1.0	$—	$—	$300.7
Interest on long-term debt (including capital lease obligations)	141.5	27.1	27.0	27.0	27.0	27.0	6.4
Operating leases	57.4	13.0	11.6	9.3	6.6	4.4	12.5
Purchase obligations	555.1	413.6	141.5	—	—	—	—
Total committed	$1,068.7	$464.2	$182.6	$37.3	$33.6	$31.4	$319.6

•

Unrecognized tax benefits totaling $20.1 million as of December 31, 2020, excluding related interest and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 13, “Income Taxes,” to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under Accounting Standards Codification (“ASC”) Topic 740 “Income Taxes.”

•

The table of contractual maturities above does not agree to the Company’s total debt as of December 31, 2020 as shown on the Consolidated Balance Sheet and in Note 11, “Debt,” to the Consolidated Financial Statements due to $3.8 million of deferred financing costs related to the 2026 Notes.

As of December 31, 2020, the Company had outstanding letters of credit that totaled $3.0 million. The Company also had buyback commitments with a balance outstanding of $31.7 million as of December 31, 2020. This amount is not reduced for amounts the Company would recover from the repossession and subsequent resale of collateral.

The Company maintains defined benefit pension plans for some of the Company’s employees and retirees. The Board of Directors has established the Retirement Plan Committee to manage the operations and administration of all benefit plans and related trusts.  For further information see Note 21, “Employee Benefit Plans,” to the Consolidated Financial Statements.

In 2020, cash contributions by the Company to defined benefit pension plans were $13.1 million, and the Company estimates that its contributions in 2021 will be approximately $8.8 million. Cash contributions to the Company’s 401(k) plan were $5.9 million in 2020.

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

Interest Rate Risk

The Company is exposed to fluctuating interest rates for certain of its debt. At any time, the Company could be party to various interest rate swaps in connection with its fixed or floating rate debt. No interest rate swaps were entered into or outstanding during 2020 and 2019.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products. The Company’s business is subject to the effect of changing raw material costs caused by movements in underlying commodity prices. The Company has established programs to manage the negotiations of commodity prices. From time to time the Company may use commodity financial instruments to hedge commodity prices. No commodity financial instruments were entered into or outstanding during 2020 and 2019.

Currency Risk

The Company has manufacturing, sales and distribution facilities around the world, and therefore, makes investments and enters into transactions denominated in various currencies, which introduces transactional currency exchange risk.

To mitigate transactional currency exchange risk, the Company, from time-to-time, enters into foreign exchange contracts to 1) reduce the earnings and cash flows impact on non-functional currency denominated receivables and payables and 2) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time it recognizes a particular purchase or sale transaction. Gains and losses resulting from hedging instruments either impact the Company’s Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged. The maturities of these foreign exchange contracts coincide with the expected underlying settlement date of the related cash inflow or outflow. The hedges of anticipated transactions are designated as cash flow hedges under the guidance of ASC No. 815 “Derivatives and Hedging.”  As of December 31, 2020, the Company was party to foreign currency forward contracts with a notional value of $9.3 million, all of which are carried on the Company’s balance sheet at fair value. As of December 31, 2020, a 10% increase or decrease in the exchange rate in the Company’s portfolio of foreign currency contracts would have increased or decreased the Company’s unrealized losses by $0.9 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged.

Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end. Results of operations are translated into U.S. dollars at an average exchange rate for the period. The resulting translation adjustments are recorded in stockholders’ equity as other comprehensive income (loss). The cumulative translation adjustment recorded in accumulated other comprehensive loss as of December 31, 2020 was a loss of $49.6 million.

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

•	Crane Sales

Crane sales are primarily generated through the sale of new and used cranes. Contracts with customers are generally in the form of a purchase order. Based on the nature of the Company’s contracts, the Company does not have any significant financing terms. Contracts may have variable consideration in the form of early pay discounts or rebates. Revenue is earned under these contracts when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier or acceptance through an independent inspection company that acts as an agent of the customer.

From time to time, the Company enters into agreements where the customer has the right to exercise a put option requiring the Company to buyback a crane at an agreed upon price. The Company evaluates each agreement at the inception of the order to determine if the customer has a significant economic incentive to exercise that right. If it is determined that the customer has a significant economic incentive to exercise that right, the agreement is accounted for as a lease in accordance with ASC Topic 842 - “Leases.” If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the asset is transferred to the customer.

Given the nature of the Company’s products, the customer may request that the product be held until a delivery location is identified. Under these “bill and hold” arrangements, sales are recognized when all of the following criteria are met: 1) the reason for the bill-and-hold arrangement is substantive, 2) the product is separately identified as belonging to the customer, 3) the product is ready for transfer to the customer and 4) the Company does not have the ability to use the product or direct it to another customer.

•	Aftermarket Part Sales

Aftermarket part sales are generated through the sale of new and used parts to end customers and distributors. Aftermarket parts revenue is recognized when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier. Customers generally have a right of return which the Company estimates using historical information. The amount of estimated returns is deducted from net sales.

•	Other Sales

The Company’s other sales consist primarily of sales from:

o	Repair and field service work; and
o	Training and technical publications.

As it relates to the Company’s other sales, the Company’s performance obligations generally relate to performing specific agreed upon services. Sales are earned upon the completion of those services.

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

Goodwill, Other Intangible Assets and Other Long-Lived Assets - The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles - Goodwill and Other.”  Under ASC Topic 350-10, goodwill is not amortized; instead, the Company performs an annual impairment review. The date for the annual impairment review is October 31, or more frequently if events or changes in circumstances indicate that the assets might be impaired. To perform its goodwill impairment review, the Company uses a fair-value method, primarily the income approach, based on the present value of expected future cash flows. Goodwill impairment is determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. To perform its indefinite lived intangible assets impairment test, the Company uses a fair-value method, based on a relief of royalty valuation approach. Management’s judgments and assumptions about the amounts of those cash flows and the discount rates are inputs to these analyses. The estimated fair value is then compared with the carrying amount of the reporting unit or indefinite lived intangible asset and are subject to a write-down to the extent that the carrying amount exceeds the estimated fair value.

The Company has three reporting units: Americas, EURAF and MEAP.

As of October 31, 2020, the Company performed its annual goodwill and indefinite-lived assets impairment tests, and based on those results, no impairments were indicated. The valuation of the goodwill is particularly sensitive to management’s assumptions of revenue growth rates and projected operating income, and an unfavorable change in those assumptions could put goodwill at risk for impairment in future periods.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite lived intangible assets are also subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. If an indicator of impairment is identified, the Company would use the income approach, which is based on the present value of expected future cash flows.

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

•

Expected Return on Plan Assets – The Company’s expected return on plan assets assumptions are based on the Company’s expectation of the long-term average rate of return on assets in the pension funds, which is reflective of the current and projected asset mix of the funds and considers the historical returns earned on the funds, net of estimated fees.

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

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions when appropriate. As required by GAAP, the effects of the modifications are recorded currently or amortized over future periods. The Company has developed the assumptions with the assistance of its independent actuaries and other relevant sources, and believes the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows. Refer to Note 21, “Employee Benefit Plans” to the Consolidated Financial Statements, for a summary of the impact of a 0.50% change in the discount rate and rate of return on plan assets would have on the Company’s financial statements.

Product Liability – The Company is subject, in the normal course of business, to product liability lawsuits. To the extent permitted under applicable laws, the Company’s exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits. The Company’s reserve is based upon two estimates. First, the Company tracks the population of all outstanding product liability cases to determine an appropriate case reserve for each based upon its best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, the Company determines the amount of additional reserve required to cover incurred, but not reported, product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as “IBNR”). The Company has established a position within the actuarially determined range, which it believes is the best estimate of the IBNR liability.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Manitowoc Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Manitowoc Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(c) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Test

As described in Notes 2 and 9 to the consolidated financial statements, the Company’s consolidated goodwill balance was $235.1 million as of December 31, 2020. Management tests for impairment of goodwill annually in the fourth quarter. To test goodwill, management estimates the fair values of its reporting units using the present value of future cash flows approach, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. A considerable amount of management judgment and assumptions are required in performing the impairment tests as it relates to revenue growth rates and projected operating income.

The principal considerations for our determination that performing procedures relating to the goodwill impairment test is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting units and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and projected operating income.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill test, including controls over the determination of the fair value of the reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value of the reporting units, (ii) evaluating the appropriateness of the method, (iii) testing the completeness, accuracy, and relevance of underlying data, and (iv) evaluating the reasonableness of the significant assumptions related to revenue growth rates and projected operating income. Evaluating management’s assumptions related to the revenue growth rates and projected operating income involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 12, 2021

We have served as the Company’s auditor since 1995.

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

Millions of dollars, except per share data	2020	2019	2018
Net sales	$1,443.4	$1,834.1	$1,846.8
Cost of sales	1,188.7	1,490.0	1,518.7
Gross profit	254.7	344.1	328.1
Operating costs and expenses:
Engineering, selling and administrative expenses	208.8	225.6	251.6
Asset impairment expense	—	—	82.6
Amortization of intangible assets	0.3	0.3	0.3
Restructuring expense	7.0	9.8	12.9
Total operating costs and expenses	216.1	235.7	347.4
Operating income (loss)	38.6	108.4	(19.3)
Other income (expense):
Interest expense	(29.1)	(32.7)	(39.1)
Amortization of deferred financing fees	(1.5)	(1.5)	(1.8)
Loss on debt extinguishment	—	(25.0)	—
Other income (expense) — net	(10.0)	9.8	(11.5)
Total other expense	(40.6)	(49.4)	(52.4)
Income (loss) from continuing operations before income taxes	(2.0)	59.0	(71.7)
Provision (benefit) for income taxes	17.1	12.4	(4.8)
Net income (loss) from continuing operations	(19.1)	46.6	(66.9)
Discontinued operations:
Loss from discontinued operations, net of income taxes of $0.0, $0.0 and $0.0, respectively	—	—	(0.2)
Net income (loss)	$(19.1)	$46.6	$(67.1)
Per Share Data
Basic net income (loss) per common share:
Net income (loss) from continuing operations	$(0.55)	$1.31	$(1.88)
Loss from discontinued operations	—	—	(0.01)
Basic net income (loss) per share	$(0.55)	$1.31	$(1.89)
Diluted net income (loss) per common share:
Net income (loss) from continuing operations	$(0.55)	$1.31	$(1.88)
Loss from discontinued operations	—	—	(0.01)
Diluted net income (loss) per share	$(0.55)	$1.31	$(1.89)

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2020, 2019 and 2018

Millions of dollars	2020	2019	2018
Net income (loss)	$(19.1)	$46.6	$(67.1)
Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on derivatives, net of income tax	—	0.3	(0.4)
Employee pension and postretirement benefit income (expense), net of income tax	(8.0)	(3.7)	8.9
Foreign currency translation adjustments	31.5	(1.0)	(27.7)
Total other comprehensive income (loss), net of income tax	23.5	(4.4)	(19.2)
Comprehensive income (loss)	$4.4	$42.2	$(86.3)

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2020 and 2019

Millions of dollars, except share amounts	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$128.7	$199.3
Accounts receivable, less allowances of $8.5 and $7.9, respectively	215.1	168.3
Inventories — net	473.1	461.4
Notes receivable — net	13.6	17.4
Other current assets	35.5	26.0
Total current assets	866.0	872.4
Property, plant and equipment — net	294.3	289.9
Operating lease right-of-use assets	37.9	47.6
Goodwill	235.1	232.5
Other intangible assets — net	121.6	116.3
Other non-current assets	48.6	59.0
Total assets	$1,603.5	$1,617.7
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$329.4	$340.8
Short-term borrowings and current portion of long-term debt	10.5	3.8
Product warranties	50.2	47.2
Customer advances	25.5	25.8
Other liabilities	20.2	23.3
Total current liabilities	435.8	440.9
Non-Current Liabilities:
Long-term debt	300.4	308.4
Operating lease liabilities	28.4	37.6
Deferred income taxes	5.9	5.5
Pension obligations	89.3	86.4
Postretirement health and other benefit obligations	14.0	16.4
Long-term deferred revenue	32.4	30.3
Other non-current liabilities	53.8	46.3
Total non-current liabilities	524.2	530.9
Commitments and contingencies (Note 18)
Total stockholders' equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 34,580,638 and 35,374,537 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	595.1	592.2
Accumulated other comprehensive loss	(97.5)	(121.0)
Retained earnings	216.9	236.2
Treasury stock, at cost (6,213,345 and 5,419,446 shares, respectively)	(71.4)	(61.9)
Total stockholders’ equity	643.5	645.9
Total liabilities and stockholders' equity	$1,603.5	$1,617.7

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

Millions of dollars	2020	2019	2018
Cash Flows From Operating Activities
Net income (loss)	$(19.1)	$46.6	$(67.1)
Adjustments to reconcile net income (loss) to cash used for operating activities of continuing operations:
Asset impairment expense	—	—	82.6
Loss from discontinued operations, net of income taxes	—	—	0.2
Depreciation expense	37.2	35.0	36.1
Amortization of intangible assets	0.3	0.3	0.3
Amortization of deferred financing fees	1.5	1.5	1.8
Deferred income tax (benefit) - net	4.8	1.5	(11.1)
Loss on early extinguishment of debt	—	25.0	—
Loss (gain) on sale of property, plant and equipment	—	(3.5)	0.9
Stock-based compensation expense and other	6.5	10.1	7.4
Changes in operating assets and liabilities, excluding the effects of business divestitures:
Accounts receivable	(37.7)	(124.2)	(553.4)
Inventories	8.3	(18.3)	(72.7)
Notes receivable	7.4	2.9	18.6
Other assets	(3.5)	23.9	2.7
Accounts payable	(20.1)	(59.7)	56.5
Accrued expenses and other liabilities	(20.7)	5.6	(15.6)
Net cash used for operating activities of continuing operations	(35.1)	(53.3)	(512.8)
Net cash used for operating activities of discontinued operations	—	—	(0.2)
Net cash used for operating activities	(35.1)	(53.3)	(513.0)
Cash Flows From Investing Activities
Capital expenditures	(26.3)	(35.1)	(31.7)
Proceeds from sale of property, plant and equipment	0.5	17.2	13.0
Cash receipts on sold accounts receivable	—	126.3	553.1
Net cash provided by (used for) investing activities	(25.8)	108.4	534.4
Cash Flows From Financing Activities
Proceeds from revolving credit facility	50.0	139.7	—
Payments on revolving credit facility	(50.0)	(139.7)	—
Payments on long-term debt	—	(276.6)	(3.8)
Proceeds from long-term debt	—	300.0	—
Other debt - net	(2.9)	(4.4)	—
Debt issuance costs	—	(8.3)	—
Exercises of stock options including windfall tax benefits	0.1	0.4	2.5
Common stock repurchases	(12.0)	(7.4)	—
Net cash provided by (used for) financing activities	(14.8)	3.7	(1.3)
Effect of exchange rate changes on cash	5.1	0.2	(2.8)
Net increase (decrease) in cash and cash equivalents	(70.6)	59.0	17.3
Cash and cash equivalents at beginning of period	199.3	140.3	123.0
Cash and cash equivalents at end of period	$128.7	$199.3	$140.3
Supplemental Cash Flow Information
Interest paid	$28.8	$36.0	$36.8
Income taxes paid	13.6	10.5	2.6

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Equity

For the years ended December 31, 2020, 2019 and 2018

Millions of dollars, except shares amounts	2020	2019	2018
Common Stock - Par Value
Balance at beginning of year	$0.4	$0.4	$0.4
Balance at end of year	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of year	$592.2	$584.8	$577.6
Stock options exercised and issuance of other stock awards	(3.1)	(2.1)	(1.0)
Stock-based compensation	6.0	9.5	8.2
Balance at end of year	$595.1	$592.2	$584.8
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(121.0)	$(116.6)	$(97.4)
Other comprehensive income (loss)	23.5	(4.4)	(19.2)
Balance at end of year	$(97.5)	$(121.0)	$(116.6)
Retained Earnings
Balance at beginning of year	$236.2	$189.6	$256.7
Adoption of accounting standards update	(0.2)	—	—
Net income (loss)	(19.1)	46.6	(67.1)
Balance at end of year	$216.9	$236.2	$189.6
Treasury Stock
Balance at beginning of year	$(61.9)	$(56.9)	$(59.8)
Stock options exercised and issuance of other stock awards	2.5	2.4	2.9
Common stock repurchases	(12.0)	(7.4)	—
Balance at end of year	$(71.4)	$(61.9)	$(56.9)
Total equity	$643.5	$645.9	$601.3

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Company and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc” and the “Company”) was founded in 1902 and has over a 118-year tradition of providing high-quality, customer-focused products and support services to its markets. Manitowoc is one of the world’s leading providers of engineered lifting solutions. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, and supports comprehensive product lines of mobile hydraulic cranes, tower cranes, lattice-boom crawler cranes, and boom trucks under the Grove, Manitowoc, National Crane, Potain and Shuttlelift brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure and residential construction end markets. Additionally, the Company leverages its installed base of approximately 152,000 cranes to provide aftermarket parts and services to enable its customers to manage their fleets more effectively and improve their return on investment. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc’s aftermarket support operations provide the Company with a consistent stream of recurring revenue. The Company also recently started to expand its tower crane rental fleet in Europe to directly serve its customers in the region. Manitowoc is a Wisconsin corporation and its principal executive offices are located at 11270 West Park Place Suite 1000, Milwaukee, Wisconsin 53224.

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

Impact of COVID-19 Pandemic

During 2020 and continuing into 2021, the Company has been, and continues to be, impacted by the COVID-19 pandemic. There is considerable uncertainty regarding the impact and duration of the COVID-19 pandemic in 2021 which could include additional or new restrictions on the Company’s access to its facilities or on its support operations or workforce, or similar limitations impacting its customers, dealers and suppliers. This uncertainty could have an impact in future periods on certain estimates used in the preparation of the Company’s year-end financial results, including, but not limited to, impairment of goodwill and other long-lived assets, income tax provision and recoverability of inventory.

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

Property, Plant and Equipment Property, plant and equipment are stated at cost. Expenditures for maintenance, repairs and minor renewals are charged against earnings as incurred. Expenditures for major renewals and improvements that substantially extend the capacity or useful life of an asset are capitalized and depreciated over the remaining estimated useful life. The cost and accumulated depreciation for property, plant and equipment sold, retired or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in earnings. Property, plant and equipment are depreciated over the asset’s estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Property, plant and equipment are depreciated over the following estimated useful lives:

Years
Building and improvements	2 - 43
Machinery, equipment and tooling	3 - 18
Furniture and fixtures	3 - 10
Computer hardware and software	2 - 10
Rental cranes	5 - 15

Property, plant and equipment also includes cranes accounted for as operating leases. Equipment accounted for as operating leases includes rental cranes leased directly to the customer and cranes for which the Company has assisted in the financing arrangement, whereby the Company has made a buyback commitment in which the customer at the time of the order had a significant economic incentive to exercise. Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life. Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement to the buyback amount at the end of the lease period. The amount of buyback and rental equipment included in property, plant and equipment amounted to $59.9 million and $51.2 million, net of accumulated depreciation, as of December 31, 2020 and 2019, respectively.

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

Warranties Estimated manufacturing warranty costs are recorded in cost of sales at the time of sale of the warranted products based on historical warranty experience for the related product or estimates of projected costs due to specific warranty issues on new products. These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances or actual experience. When a customer purchases an extended warranty, revenue associated with the extended warranty is deferred and recognized over the life of the extended warranty period. Costs during the extended warranty period are expensed as incurred.

Product Liabilities The Company records product liability reserves for its self-insured portion of any outstanding product liability cases when losses are probable and reasonably estimable. The reserve is based upon two estimates. First, the Company tracks the population of all outstanding product liability cases to determine an appropriate case reserve for each based upon the Company’s best judgment with the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case. Second, the Company determines the amount of additional reserve required to cover incurred, but not reported, product liability obligations and to account for possible adverse development of the established case reserves utilizing actuarially developed estimates.

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

Stock-Based Compensation The Company recognizes expense net of estimated future forfeitures for all stock-based compensation on a straight-line basis over the vesting period of the entire award. Estimated future forfeitures are based on the Company’s historical experience. Stock-based compensation plans are described more fully in Note 16, “Stock-Based Compensation.”

Research and Development Research and development costs are charged to expense as incurred and amounted to $30.6 million, $31.1 million and $35.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. Research and development costs include salaries, materials, contractor fees and other administrative costs.

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

Net Income (Loss) Per Share Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year or period. The calculation of diluted net income (loss) per share reflects the effect of all potential dilutive shares that were outstanding during the respective periods, unless the effect of doing so would be antidilutive. The Company uses the treasury stock method to calculate the effect of outstanding stock-based compensation awards.

Comprehensive Income (Loss) Comprehensive income (loss) includes, in addition to net income (loss), other items that are reported as direct adjustments to Manitowoc stockholders’ equity. These items are foreign currency translation adjustments, employee postretirement benefit adjustments and the change in fair value of certain derivative instruments.

Recent Accounting Changes and Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 “Income Taxes (“Topic 740”) (“ASU 2019-12”).” ASU 2019-12 simplifies accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance, including the recognition of deferred taxes for goodwill, the allocation of taxes to members of a consolidated group and requiring that an entity reflect the effect of enacted changes in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The standard is effective for annual periods beginning after December 15, 2020. The adoption of ASU 2019-12 will not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles – Goodwill and Other – Internal-use Software (Subtopic 250-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract (“ASU 2018-15”).” The amendments in ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard was effective for annual periods beginning after December 15, 2019. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (“ASU 2016-13”),” which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable supportable forecasts. The new guidance is applicable to financial assets measured at amortized cost, net investments in leases and certain off-balance sheet credit exposures. The standard was effective for annual periods beginning after December 15, 2019. The adoption of ASU 2016-13 resulted in a $0.2 million reduction in beginning retained earnings and a corresponding reduction in accounts receivable on the Company’s Consolidated Balance Sheets as of December 31, 2020. There was no material impact to the Company’s Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

3. Sales

Significant Accounting Policy

Sales are recognized when obligations under the terms of a contract with the Company’s customer are satisfied; generally this occurs with the transfer of control of the Company’s cranes or aftermarket parts or completion of performance of services. Sales are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company recognizes sales for extended warranties over the life of the extended warranty period.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, and are collected by the Company from a customer, are excluded from sales.

Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are categorized as a fulfillment cost and are included in cost of sales on the Consolidated Statement of Operations.

Performance Obligations

The following is a description of principle activities from which the Company generates sales. Disaggregation of the Company’s revenue sources are disclosed in Note 17, “Segments.”

Crane Sales

Crane sales are primarily generated through the sale of new and used cranes. Contracts with customers are generally in the form of a purchase order. Based on the nature of the Company’s contracts, the Company does not have any significant financing terms. Contracts may have variable consideration in the form of early pay discounts or rebates, however variable consideration is not material to the overall contract with the customer. Sales are earned under these contracts when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier or acceptance through an independent inspection company that acts as an agent of the customer.

From time to time, the Company enters into agreements where the customer has the right to exercise a put option requiring the Company to buyback a crane at an agreed upon price. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise that right. If it is determined that the customer has a significant economic incentive to exercise that right, the agreement is accounted for as a lease in accordance with ASC Topic 842 “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the asset is transferred to the customer. Refer to Note 19, “Guarantees” for additional information.

Given the nature of the Company’s products, the customer may request that the product be held until a delivery location is identified. Under these “bill and hold” arrangements, sales are recognized when all of the following criteria are met: 1) the reason for the bill-and-hold arrangement is substantive, 2) the product is separately identified as belonging to the customer, 3) the product is ready for transfer to the customer, and 4) the Company does not have the ability to use the product or direct it to another customer.

Aftermarket Part Sales

Aftermarket part sales are generated through the sale of new and used parts to end customers and distributors. Aftermarket parts sales are recognized when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier. Customers generally have a right of return which the Company estimates using historical information. The amount of estimated returns is deducted from net sales.

Other Sales

The Company’s other sales consist primarily of sales from:

•	Repair and field service work; and
•	Training and technical publications.

The Company’s performance obligations for other sales generally relates to performing specific agreed upon services. Sales are earned upon the completion of those services.

Customer Advances

The Company records deferred revenue when cash payments are received in advance of performance, including amounts which are refundable. The table below shows the change in the customer advances balance for the year ended December 31, 2020 and 2019 which are included in current liabilities in the Consolidated Balance Sheets.

	2020	2019
Balance at beginning of period	$25.8	$9.6
Cash received in advance of satisfying performance obligation	108.0	112.2
Revenue recognized	(108.5)	(96.3)
Currency translation	0.2	0.3
Balance at end of period	$25.5	$25.8

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

The following tables set forth the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2020 and 2019 by level within the fair value hierarchy.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total	Recognized Location
Forward currency exchange contracts	$—	$—	$—	$—	Other current assets
Forward currency exchange contracts	$—	$—	$—	$—	Accounts payable and accrued expenses

	Fair Value as of December 31, 2019
	Level 1	Level 2	Level 3	Total	Recognized Location
Forward currency exchange contracts	$—	$0.1	$—	$0.1	Other current assets
Forward currency exchange contracts	$—	$0.1	$—	$0.1	Accounts payable and accrued expenses

The fair value of the senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $324.9 million as of December 31, 2020.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of December 31, 2020 due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to these types of transactions during the years ended December 31, 2020, 2019 and 2018.

The Company had FX Forward Contracts with an aggregate notional amount of $9.3 million and $32.6 million outstanding as of December 31, 2020 and 2019, respectively. The aggregate notional amount outstanding as of December 31, 2020 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. As of December 31, 2020 and 2019, the net fair value of these contracts was a net zero balance. Net unrealized gains (losses), net of income tax, recorded in accumulated other comprehensive income (loss) were zero as of December 31, 2020 and 2019.

The gains or losses recorded in the Consolidated Statement of Operations for FX Forward Contracts for the years ended December 31, 2020 and 2019 are summarized as follows:

	Recognized Location	2020	2019	2018
Designated	Cost of sales	$0.3	$3.1	$5.0
Non-Designated	Other income (expense) - net	0.6	3.9	(1.9)

6. Inventories

The components of inventories as of December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Raw materials	$114.9	$156.3
Work-in-process	105.5	116.3
Finished goods	305.8	239.4
Total inventories	526.2	512.0
Excess and obsolete inventory reserve	(53.1)	(50.6)
Inventories — net	$473.1	$461.4

7. Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of the amounts due. Long-term notes receivable are included within other non-current assets on the Consolidated Balance Sheet. Current and long-term notes receivable balances primarily relate to the Company's captive finance entity in China. As of December 31, 2020, the Company had current and long-term notes receivable in the amounts of $13.6 million and $12.7 million, respectively. As of December 31, 2019, the Company had current and long-term notes receivable in the amounts of $17.4 million and $16.3 million, respectively.

8. Property, Plant and Equipment

The components of property, plant and equipment as of December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Land	$20.3	$24.0
Building and improvements	203.7	197.3
Machinery, equipment and tooling	292.6	274.2
Furniture and fixtures	21.0	18.5
Computer hardware and software	119.3	119.3
Rental cranes	90.2	77.7
Construction in progress	9.0	11.2
Total cost	756.1	722.2
Less accumulated depreciation	(461.8)	(432.3)
Property, plant and equipment — net	$294.3	$289.9

The Company recorded no asset impairment charges for the year ended December 31, 2020 and 2019.

Assets Held for Sale

During 2020, the Company recorded $3.3 million in assets held for sale related to the Fanzeres, Portugal manufacturing building and land.

During 2019, the Company sold the Manitowoc, Wisconsin manufacturing buildings and land previously classified as assets held for sale, which resulted in a $3.5 million gain recorded within other income (expense) – net on the Consolidated Statements of Operations.

9. Goodwill and Other Intangible Assets

The Company performs its annual goodwill and indefinite lived assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the first quarter of 2020, the Company considered the decline in its market capitalization due to the COVID-19 pandemic as an interim triggering event. The Company’s interim test results as of March 31, 2020 indicated that the fair values of all reporting units exceeded their carrying values and thus, no impairment of goodwill existed. The Company again tested goodwill for impairment in the fourth quarter as part of its annual testing, and based on the results of that test, no impairment was indicated. As the Company is unable to predict future impacts of the COVID-19 pandemic, including a more prolonged and/or severe pandemic than anticipated, or future changes in management’s judgements and assumptions used to assess the fair value of the reporting units, which would result in a non-cash impairment charge in the future, it will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired.

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

The changes in carrying amount of goodwill for the years ended December 31, 2020 and 2019 are as follows:

	Americas	MEAP	Consolidated
Balance as of January 1, 2019	$166.5	$66.3	$232.8
Foreign currency impact	—	(0.3)	(0.3)
Net balance as of December 31, 2019	166.5	66.0	232.5
Foreign currency impact	—	2.6	2.6
Net balance as of December 31, 2020	$166.5	$68.6	$235.1

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$9.9	$(8.6)	$1.3	$10.0	$(8.5)	$1.5
Patents	31.0	(30.3)	0.7	29.5	(28.7)	0.8
Total	40.9	(38.9)	2.0	39.5	(37.2)	2.3
Indefinite lived intangible assets:
Trademarks and tradenames	100.0	—	100.0	95.3	—	95.3
Distribution network	19.6	—	19.6	18.7	—	18.7
Total	119.6	—	119.6	114.0	—	114.0
Total other intangible assets	$160.5	$(38.9)	$121.6	$153.5	$(37.2)	$116.3

Amortization of intangible assets for the years ended December 31, 2020, 2019 and 2018 was $0.3 million, $0.3 million and $0.3 million, respectively. Excluding the impact of any future acquisitions, divestitures or impairments, the Company anticipates amortization will be approximately $0.3 million per year through 2022.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company considered the impact of the COVID-19 pandemic on each of the Company’s indefinite lived intangible assets, definite lived intangible assets and long-lived assets. The Company determined there was not a triggering event during the year ended December 31, 2020.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Trade accounts payable	$178.1	$187.1
Employee-related expenses	38.5	56.6
Accrued vacation	22.4	20.2
Miscellaneous accrued expenses	90.4	76.9
Total accounts payable and accrued expenses	$329.4	$340.8

11. Debt

Outstanding debt as of December 31, 2020 and 2019 is summarized as follows:

	2020	2019
Borrowing under senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2026	300.0	300.0
Other	14.7	16.7
Deferred financing costs	(3.8)	(4.5)
Total debt	310.9	312.2
Short-term borrowings and current portion of long-term debt	(10.5)	(3.8)
Long-term debt	$300.4	$308.4

On March 25, 2019, the Company and certain of its subsidiaries entered into an indenture with U.S. Bank National Association as trustee and notes collateral agent, pursuant to which the Company issued $300.0 million aggregate principal amount of the 2026 Notes with an annual coupon rate of 9.000%. Interest on the 2026 Notes is payable in cash semi-annual in arrears on April 1 and October 1 of each year. The 2026 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility (as defined below) or that guarantees certain other debt of the Company or a guarantor. The 2026 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of the Company and of the guarantors that secure obligations under the ABL Revolving Credit Facility.

Additionally, on March 25, 2019, the Company and certain subsidiaries of the Company (the “Loan Parties”) entered into a credit agreement (the “ABL Credit Agreement”) with JP Morgan Chase Bank, N.A. as administrative and collateral agent, and certain financial institutions party thereto as lenders, providing for a senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”) of up to $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of five years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility.

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

As of December 31, 2020, the Company had outstanding $14.7 million of other indebtedness that has a weighted-average interest rate of approximately 4.1%. This debt includes balances on local credit lines and other financing arrangements obligations.

As of December 31, 2020, the Company had no borrowings outstanding under the ABL Revolving Credit Facility and no borrowings under the Prior ABL Facility as of December 31, 2019. During the year ended December 31, 2020, the highest daily borrowing under the ABL Revolving Credit Facility was $50.0 million and the average borrowing was $13.3 million, while the weighted-average annual interest rate was 1.77%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. As of December 31, 2020, the spreads for LIBOR and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $240.8 million, which represents revolver borrowing capacity of $243.8 million less U.S. letters of credit outstanding of $3.0 million.

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

The aggregate scheduled future maturities of outstanding debt obligations as of December 31, 2020 is as follows:

Year
2021	$10.5
2022	2.5
2023	1.0
2024	—
2025	—
Thereafter	300.7
Total	$314.7

•	The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2020 as shown on the Consolidated Balance Sheet due to $3.8 million of deferred financing costs.

As of December 31, 2020, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

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

Trade accounts receivables sold to the Purchaser and being serviced by the Company totaled zero and $149.0 million as of December 31, 2020 and 2019, respectively. Cash proceeds received from customers related to the receivables previously sold for the years ended December 31, 2020 and 2019 were zero and $182.8 million, respectively.

Proceeds received from the sale of trade receivables under the program were included in cash flows from operating activities; whereas cash collections related to the deferred purchase price were classified as cash flows from investing activities in the accompanying Consolidated Statements of Cash Flows.

The Company has two non-U.S. accounts receivable financing programs with maximum availability of €55 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold are collected. During the year ended December 31, 2020, the Company sold receivables and received cash of €161.0 million. The Company also has one U.S. accounts receivable financing program with maximum availability of $35.0 million. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with Topic 860.

13. Income Taxes

Income (loss) from continuing operations before income taxes for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

	2020	2019	2018
Income (loss) from continuing operations before income taxes:
U.S.	$(51.6)	$(10.0)	$(76.4)
Non-U.S.	49.6	69.0	4.7
Total	$(2.0)	$59.0	$(71.7)

Income tax provision (benefit) for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

	2020	2019	2018
Current:
U.S. federal and state	$(4.3)	$(0.7)	$(7.3)
Non-U.S.	16.6	11.6	13.6
Total current	$12.3	$10.9	$6.3
Deferred:
U.S. federal and state	$0.3	$0.2	$(6.2)
Non-U.S.	4.5	1.3	(4.9)
Total deferred	$4.8	$1.5	$(11.1)
Income tax provision (benefit)	$17.1	$12.4	$(4.8)

The calculated U.S. federal income tax amount at the statutory rate of 21% is reconciled to the Company’s income tax provision (benefit) for the years ended December 31, 2020, 2019 and 2018. The Company updated 2019 and 2018 from the previously presented rate-based reconciliation.

	2020	2019	2018
U.S. federal income tax at statutory rate	$(0.4)	$12.4	$(15.1)
U.S. state income tax provision	1.9	(0.1)	(3.1)
Manufacturing & research incentives	(0.8)	(3.0)	(1.7)
Taxes on non-U.S. income which differ from the U.S. statutory rate	—	(2.6)	2.3
Adjustments for unrecognized tax benefits	10.7	(1.3)	(6.9)
Adjustments for valuation allowances	22.2	4.5	1.3
U.S. tax reform	(14.6)	4.0	(1.8)
Goodwill impairment	—	—	17.6
Other items	(1.9)	(1.5)	2.6
Income tax provision (benefit)	$17.1	$12.4	$(4.8)

The U.S. Tax Cuts and Jobs Act (the “Tax Reform Act”) provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits through the year ended December 31, 2017. The Transition Tax, which was completed in 2018, resulted in recording a total Transition Tax obligation of $57.2 million, however there was no U.S. cash tax impact due to net operating loss utilization.

Beginning in 2018, the Tax Reform Act included two new U.S. corporate tax provisions, the global intangible low-taxed income (“GILTI”) and the base-erosion and anti-abuse tax (“BEAT”) provisions. The GILTI provision requires the Company to include in its U.S. income tax return non-U.S. subsidiary earnings in excess of an allowable return on the non-U.S. subsidiary’s tangible assets. Upon adoption, the Company elected to treat GILTI as a period cost. During 2020, final regulations were issued under Internal Revenue Code Section 951A relating to the treatment of income that is subject to a high rate of tax under the GILTI regime. Final regulations are effective for 2021 and the Company has elected to apply them to 2020 and 2019. While GILTI resulted in an inclusion of non-U.S. earnings of $0.0, $22.7 and $19.0 million, for the years ended December 31, 2020, 2019 and 2018, respectively, due to the Company’s net operating losses and valuation allowance, there was no net impact to the consolidated financial statements.

The BEAT provision in the Tax Reform Act eliminates the deduction of certain base-erosion payments made to related non-U.S. corporations, and imposes a minimum tax if the amount is greater than the regular tax. The Company evaluated the BEAT provisions, resulting in no net financial statement impact for the years ended December 31, 2020, 2019 and 2018.

As of each reporting date, the Company's management considers new evidence, both positive and negative, that could impact management's view related to future realization of deferred tax assets.

The Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act allowed the Company to implement certain U.S. tax planning strategies which resulted in the Company filing an amended 2018 tax return during 2020 and recognizing a net income tax benefit of $3.7 million for the year ended December 31, 2020.

The Company has recorded valuation allowances on the deferred tax assets for certain of the legal entities in Brazil, China, Germany, India, U.K., and the U.S. as it is more likely than not that they will not be utilized. During 2018, the Company partially released the valuation allowance in the U.K. resulting in a $12.3 million income tax benefit. The 2018 income tax provision was impacted by a net increase of $ 1.3 million primarily related to additional valuation allowances recorded in the U.S., partially offset by the U.K. valuation allowance release. The 2019 and 2020 income tax provisions were impacted by a net increase of $ 4.5 million and $22.2 million respectively, related to additional valuation allowances recorded in the various jurisdictions.

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

For 2020, there were no significant items included in other items in the reconciliation of the U.S. federal statutory rate table. For 2019, the only significant item included in other items was the favorable resolution of the German income tax audit. For 2018, the only significant item included in other items was the $1.7 million of deferred taxes related to the impact of updating the Company’s permanent reinvestment of foreign earnings assertion.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

	2020	2019
Non-current deferred income tax assets (liabilities):
Inventories	$22.8	$24.3
Accounts receivable	(2.7)	(3.7)
Property, plant and equipment	(17.2)	(8.2)
Intangible assets	(36.0)	(34.1)
Deferred employee benefits	34.7	39.8
Product warranty reserves	9.3	8.6
Product liability reserves	2.0	3.0
Tax credits	7.7	5.4
Loss and other tax attribute carryforwards	142.6	125.7
Deferred revenue	3.9	5.8
Other	18.0	11.9
Total non-current deferred income tax assets	185.1	178.5
Less valuation allowance	(171.4)	(157.1)
Net deferred income tax assets, non-current	$13.7	$21.4

The net deferred tax assets reflected in the Consolidated Balance Sheets for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Long-term income tax assets, included in other non-current assets	$19.6	$26.9
Long-term deferred income tax liability	(5.9)	(5.5)
Net deferred income tax asset	$13.7	$21.4

With the enactment of the Tax Reform Act, the Company believes that its offshore cash can be accessed in a more tax efficient manner. In 2018, the Company updated its assertion that foreign earnings are permanently reinvested such that jurisdictions where cash can be tax efficiently repatriated are no longer permanently reinvested. As of December 31, 2020, $0.9 million of deferred taxes were provided on approximately $239.4 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. As of December 31, 2019, $1.8 million of deferred taxes were provided on approximately $255.3 million of unremitted earnings of Non-U.S. subsidiaries that may be remitted to the U.S. As of December 31, 2020, the Company has approximately $463.0 million of additional unremitted earnings of non-U.S. subsidiaries for which it has not currently provided deferred taxes. These earnings, if repatriated to the U.S., would not result in a material income tax expense.

The Company has approximately $148.2 million of U.S. federal loss carryforwards, which are available to reduce future U.S. federal tax liabilities. $24.4 million of the federal net operating loss carryforward expire in 2036 and the remaining $123.8 million is not subject to any time restrictions for future use.  However, utilization of these indefinite lived loss carryforwards is annually limited to 80% of adjusted taxable income.  The carryforward is offset by a valuation allowance.

The Company has approximately $728.2 million of U.S. state net operating loss carryforwards, which are available to reduce future U.S. state tax liabilities. These U.S. state net operating loss carryforwards expire at various times through 2040. The Company has recorded a full valuation allowance related to the U.S. state net operating losses.

The Company has approximately $303.6 million of non-U.S. loss carryforwards, which are available to reduce future non-U.S. tax liabilities. Substantially all of the non-U.S. loss carryforwards are not subject to any time restrictions on their future use, and $165.6 million are offset by a valuation allowance.

The Company or one of its subsidiaries files income tax returns in the U.S. federal, U.S. state and non-U.S. jurisdictions. The following table provides the open tax years for which the Company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. federal	2016 — 2020
China	2010 — 2020
France	2017 — 2020
Germany	2015 — 2020

Among other regular and ongoing examinations by U.S. federal, U.S. state and non- U.S. jurisdictions globally, the Company agreed to the results of a Mutually Agreed upon Procedure for 2006 with the Italian tax authorities. There have been no significant developments with respect to the Company’s ongoing tax audits in other jurisdictions.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of December 31, 2020, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cashflows. However, the final determination with respect to any tax audits, and any related litigation, could be materially different from the Company’s estimates and/or from its historical income tax provisions and accruals and could have a material effect on operating results and/or cashflows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties, and/or interest assessments.

During the years ended December 31, 2020, 2019 and 2018, the Company recorded a change to gross unrecognized tax benefits including interest and penalties of $5.5 million, $1.7 million, and $7.6 million, respectively.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized benefit for income taxes in the Consolidated Statements of Operations of $(3.1) million, $(0.3) million, and $(1.0) million, respectively, for net reductions to interest and penalties related to uncertain tax liabilities. As of December 31, 2020, 2019, and 2018, the Company has accrued interest and penalties of $3.3 million and $6.4 million, and $6.7 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Balance at beginning of year	$11.5	$12.8	$19.5
Additions for tax positions of current year	0.3	0.5	0.3
Additions for tax positions of prior years	10.9	0.3	0.5
Reductions for tax positions of prior years	(0.4)	—	(1.7)
Reductions based on settlements with tax authorities	(2.1)	(0.6)	(0.6)
Reductions for lapse of statute of limitations	(0.1)	(1.5)	(5.2)
Balance at end of year	$20.1	$11.5	$12.8

The increase in unrecognized tax benefits primarily relates to $10.9 million from the uncertainty of a portion of the U.S. federal tax planning strategies implemented as a result of the CARES Act.

Approximately $15.4 million, $7.2 million, and $7.2 million of the Company’s unrecognized tax benefits as of December 31, 2020, 2019, and 2018, respectively, would impact the effective tax rate.

During the next twelve months, the unrecognized tax benefits are not expected to significantly increase or decrease because the Company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.

14. Net Income (Loss) Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted earnings per share:

	2020	2019	2018
Basic weighted average common shares outstanding	34,691,063	35,487,358	35,513,162
Effect of dilutive securities - stock awards	—	154,442	—
Diluted weighted average common shares outstanding	34,691,063	35,641,800	35,513,162

Equity incentive instruments for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 1,527,645 common shares were excluded from the computation of diluted net earnings per share for the years ended December 31, 2019. Due to the net loss during the years ended December 31, 2020 and 2018, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for this period.

15. Equity

Authorized capitalization consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of December 31, 2020, the Company has authorization to purchase up to $30.0 million of the Company’s common stock at management’s discretion. As a result of the COVID-19 pandemic, the Company suspended its share repurchase program in the first quarter of 2020 to preserve its liquidity and manage cash flows. Prior to the suspension of the share repurchase program, the Company repurchased 1,061,711 of the Company’s common shares for $12.0 million under this authorization. As of December 31, 2020, the Company has $10.6 million remaining under this authorization.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s 2026 Notes and the Company’s ABL Revolving Credit Facility. No cash dividends were declared or paid in the years ended December 31, 2020, 2019, and 2018.

The components of accumulated other comprehensive loss as of December 31, 2020 and 2019 are as follows:

	2020	2019
Foreign currency translation, net of income tax provision of $4.6 and $0.0	$(49.6)	$(81.1)
Derivative instrument fair market value, net of income tax provision of $0.0 and $0.0	—	—
Employee pension and postretirement benefit adjustments, net of income benefit of $14.4 and $13.7	(47.9)	(39.9)
Total accumulated other comprehensive loss	$(97.5)	$(121.0)

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the years ended December 31, 2019 and 2020 are as follows:

	Gains (Losses) on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2018	$(0.3)	$(36.2)	$(80.1)	$(116.6)
Other comprehensive loss before reclassifications	(2.8)	(5.5)	(1.0)	(9.3)
Amounts reclassified from accumulated other comprehensive income	3.1	1.8	—	4.9
Net current period other comprehensive income (loss)	0.3	(3.7)	(1.0)	(4.4)
Balance as of December 31, 2019	—	(39.9)	(81.1)	(121.0)
Other comprehensive income (loss) before reclassifications	(0.3)	(9.9)	31.5	21.3
Amounts reclassified from accumulated other comprehensive income	0.3	1.9	—	2.2
Net current period other comprehensive income (loss)	—	(8.0)	31.5	23.5
Balance as of December 31, 2020	$—	$(47.9)	$(49.6)	$(97.5)

A reconciliation of the reclassifications out of accumulated other comprehensive loss, net of income taxes, for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	2020	2019	2018		Recognized Location
Losses on cash flow hedges
FX Forward Contracts	$(0.3)	$(3.1)	$(5.0)		Cost of sales
Total before income taxes	(0.3)	(3.1)	(5.0)
Income tax provision	—	—	—
Total, net of income taxes	$(0.3)	$(3.1)	$(5.0)
Amortization of pension and postretirement items
Actuarial losses	$(4.5)	$(4.6)	$(5.0)	(a)	Other expense - net
Amortization of prior service cost	2.6	2.8	2.7	(a)	Other expense - net
Pension settlement charge	—	—	(4.5)	(a)	Other expense - net
Total before income taxes	(1.9)	(1.8)	(6.8)
Income tax benefit	—	—	1.4
Total, net of income taxes	$(1.9)	$(1.8)	$(5.4)

Total reclassifications for the period, net of income taxes	$(2.2)	$(4.9)	$(10.4)

(a)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 21, “Employee Benefit Plans,” for further details).

16. Stock-Based Compensation

The Company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) was approved by shareholders on May 7, 2013 and replaced the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”). The 2013 Omnibus Plan also replaced the Company’s Short-Term Incentive Plan (the “STIP”) as of December 31, 2013. The 2003 Stock Plan and the STIP are referred to cumulatively as the “Prior Plans.”  No new awards may be granted under the Prior Plans after the respective termination dates, but the Prior Plans continue to govern awards outstanding issued thereunder; outstanding awards will continue in force and effect until vested, exercised or forfeited pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. The total number of shares of the Company’s common stock available for awards under the 2013 Omnibus Plan is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of December 31, 2020 is 4,691,191 shares.

The Company recognizes expense net of estimated future forfeitures for all stock-based compensation on a straight-line basis over the vesting period of the entire award. Estimated future forfeitures are based on the Company’s historical experience.

During the year ended December 31, 2020, the Company recorded stock-based compensation expense of $6.0 million of which $8.5 million of expense was included in engineering, selling and administrative expense and $2.5 million of income was included in restructuring expense in the Consolidated Statement of Operations. Income recorded in restructuring expense was primarily related to the forfeiture of grants associated with employee separation agreements. Total stock-based compensation expense recognized within engineering, selling and administrative expenses in the Consolidated Statements of Operations was $9.5 million and $7.5 million during the years ended December 31, 2019 and 2018, respectively. In 2018, the Company recognized $0.7 million of expense related to the modification of stock awards associated with employee severance which is included in restructuring expense in the Consolidated Statements of Operations.

Shares are issued out of treasury stock upon exercise for stock options and vesting of restricted stock units and performance share units.

Stock Options

Stock option grants to employees are exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date.

The Company granted stock options to employees to acquire 250,432, 210,243 and 187,484 shares of common stock during the years ended December 31, 2020, 2019 and 2018, respectively. Stock-based compensation expense is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The Company recognized $1.3 million, $2.7 million and $2.4 million of expense before income taxes associated with stock options during 2020, 2019 and 2018, respectively.

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2019	1,058,652	$21.82
Granted	250,432	12.37
Exercised	(11,250)	9.27
Forfeited	(220,714)	16.44
Cancelled	(9,240)	14.78
Options outstanding as of December 31, 2020	1,067,880	$20.91	$0.1

Options exercisable as of December 31, 2020	844,952	$21.94	$—

The Company uses the Black-Scholes valuation model to value stock options. The Company’s volatility assumption was based on a blend of its historical stock price and an average of historical stock prices of selected peers. The assumed risk-free rate was based on U.S. Treasury rates in effect at the time of grant with varying maturities weighted commensurately with the expected life assumption. The expected option life represents the period of time options are expected to be outstanding and is based on historical experience.

The weighted average fair value per share of options granted during the years ended December 31, 2020, 2019 and 2018 was $5.35, $8.07 and $15.66, respectively. The fair value of each option grant was estimated at the date of grant using the following assumptions:

	2020	2019	2018
Expected life (years)	6.5	6.5	6.5
Risk-free interest rate	1.2%	2.6%	2.8%
Expected volatility	42.3%	39.8%	43.7%
Expected dividend yield	—%	—%	—%

As of December 31, 2020, the Company has $0.8 million of unrecognized compensation expense before income tax related to stock options, which will be recognized over a weighted average period of 1.4 years.

Restricted Stock Units

The Company granted 333,269, 178,371 and 86,692 restricted stock units in 2020, 2019 and 2018, respectively. The Company recognized $3.5 million, $2.4 million and $1.5 million of compensation expense associated with restricted stock units during 2020, 2019 and 2018, respectively.

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

A summary of activity for restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2019	290,563	$22.55
Granted	333,269	11.64
Vested	(177,307)	21.66
Forfeited	(84,232)	14.27
Unvested as of December 31, 2020	362,293	$14.87

As of December 31, 2020, the Company has $2.6 million of unrecognized compensation expense before income tax related to restricted stock units which will be recognized over a weighted average period of 1.8 years.

Performance Share Units

The Company granted 328,310, 228,037 and 93,298 of performance share units in 2020, 2019 and 2018, respectively. The performance share units are earned based on service over the vesting period and on the extent to which performance goals are met over the applicable three-year performance period. The performance goals vary for performance share units each grant year. The Company recognized $0.2 million, $3.4 million and $2.5 million of compensation expense associated with performance share units during 2020, 2019 and 2018, respectively.

The performance share units granted in 2020 are earned based on the extent to which performance goals are met by the Company over a three-year period from January 1, 2020 to December 31, 2022. The performance goals for the performance share units granted in 2020 are based on the 3-year average of the Company’s adjusted EBITDA percentage from continuing operations from 2020 to 2022 with a +/-20% modifier based on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted. Depending on the forgoing factors, the number of shares earned could range from zero to two times the amount of performance share units outstanding on the vesting date.

The performance share units granted in 2019 are earned based on the extent to which performance goals are met by the Company over a three-year period from January 1, 2019 to December 31, 2021. The performance goals were based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on meeting targeted adjusted EBITDA margin at the end of the three-year period. Depending on the foregoing factors, the current number of shares awarded could range from zero to two times the amount of performance share units outstanding on the vesting date.

The performance share units granted in 2018 are earned based on the extent to which performance goals are met by the Company over a three-year period from January 1, 2018 to December 31, 2020. The performance goals were based fifty percent (50%) on total shareholder return relative to a peer group of companies over the three-year period and fifty percent (50%) on meeting targeted adjusted EBITDA margin at the end of the three-year period. Depending on the foregoing factors, the current number of shares awarded could range from zero to two times the amount of performance share units outstanding on the vesting date.

A summary of activity for performance share units is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2019	457,583	$26.25
Granted	328,310	12.67
Vested	(97,135)	26.11
Forfeited	(330,423)	21.05
Unvested as of December 31, 2020	358,335	$18.64

As of December 31, 2020, the Company has $2.2 million of unrecognized compensation expense before income tax related to performance share units which will be recognized over a weighted average period of 1.9 years.

The expense for the adjusted EBITDA performance share units is based on the fair value of the Company's shares as of the grant date which is the grant date closing stock price. For total shareholder return performance share units, the Company uses the Monte Carlo valuation model to determine fair value of the grants. The Company used an average of historical stock prices of selected peers for its volatility assumption. The assumed risk-free rates were based on three-year U.S. Treasury rates in effect at the time of grant. The fair value of each total shareholder return performance share unit was estimated at the date of grant using the following assumptions:

	2020	2019	2018
Correlation	32.2%	32.5%	29.5%
Risk-free interest rate	1.1%	2.5%	2.4%
Expected volatility	47.5%	47.0%	33.8%
Expected dividend yield	—%	—%	—%

Director Compensation Awards

A total of 77,608, 50,673 and 25,021 equity compensation awards were granted to directors in 2020, 2019, and 2018, respectively. The equity compensation awards vested immediately upon the grant date. The Company recognized $1.0 million, $1.0 million and $1.1 million of compensation expense associated with equity compensation awards to directors in 2020, 2019 and 2018, respectively. The expense is based on the fair value of the Company's shares as of the grant date which is the grant date closing stock price.

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

The following table shows information by reportable segment for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Net Sales
Americas	$626.1	$969.7	$882.7
EURAF	598.7	644.9	680.6
MEAP	218.6	219.5	283.5
Total	$1,443.4	$1,834.1	$1,846.8
Segment Operating Income (Loss)
Americas	$32.1	$113.4	$58.8
EURAF	12.0	3.8	(68.2)
MEAP	30.4	22.6	31.5
Total	$74.5	$139.8	$22.1
Depreciation
Americas	$15.7	$14.5	$14.0
EURAF	16.5	15.1	15.3
MEAP	2.1	2.4	3.7
Corporate	2.9	3.0	3.1
Total	$37.2	$35.0	$36.1
Capital Expenditures
Americas	$6.0	$13.2	$9.4
EURAF	19.0	19.0	16.3
MEAP	1.2	2.9	3.4
Corporate	0.1	—	2.6
Total	$26.3	$35.1	$31.7

A reconciliation of the Company’s segment operating income to operating income (loss) in the Consolidated Statement of Operations for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Segment operating income	$74.5	$139.8	$22.1
Unallocated corporate expenses	(32.2)	(31.3)	(37.5)
Unallocated restructuring expense	(3.7)	(0.1)	(3.9)
Total operating income (loss)	$38.6	$108.4	$(19.3)

Net sales and property, plant and equipment by geographic area as of and for the years ended December 31 are summarized as follows:

	Net Sales			Property, Plant and Equipment
	2020	2019	2018	2020	2019
United States	$564.9	$860.4	$796.9	$97.9	$109.3
Europe	585.4	619.8	659.9	167.8	150.4
Other	293.1	353.9	390.0	28.6	30.2
Total	$1,443.4	$1,834.1	$1,846.8	$294.3	$289.9

Net sales by product for the years ended December 31, 2020, 2019 and 2018 are summarized as follows:

	2020	2019	2018
New crane sales	$1,065.3	$1,423.2	$1,443.0
Used crane sales, aftermarket parts and other*	378.1	410.9	403.8
Total net sales	$1,443.4	$1,834.1	$1,846.8

* Other sales consist of miscellaneous services such as training and field service work.

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

As of December 31, 2020, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company’s self-insurance retention levels have fluctuated over the last 10 years.  As of December 31, 2020, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves are recorded as current liabilities in the Consolidated Balance Sheets as of December 31, 2020 and 2019 and were $9.2 million and $12.8 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of December 31, 2020 and 2019, the Company had reserved $63.2 million and $60.6 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 19, “Guarantees,” for further information.

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

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with Accounting Standards Codification Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of December 31, 2020 and 2019 was $35.9 million and $34.1 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of December 31, 2020 and 2019 was $31.7 million and $17.3 million, respectively. These amounts are not reduced for amounts the Company would recover from repossessing and subsequent resale of the units. The buyback commitments expire at various times through 2030. The Company also has various loss guarantees with maximum liabilities of $31.8 million and $11.3 million as of December 31, 2020 and 2019, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranty generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective product. The Company provides for an estimate of costs that may be incurred under its warranty at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of December 31, 2020 and 2019 was $6.2 million and $8.3 million, respectively. Below is a table summarizing the warranty activity for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Balance at beginning of period	$60.6	$47.8	$44.5
Accruals for warranties issued during the period	33.9	47.3	38.0
Settlements made (in cash or in kind) during the period	(33.6)	(34.2)	(33.8)
Currency translation	2.3	(0.3)	(0.9)
Balance at end of period	$63.2	$60.6	$47.8

Included in the balance at end of period as of December 31, 2020 and 2019 is $13.0 million and $13.4 million, respectively, of long-term warranty which is recorded in other non-current liabilities in the Consolidated Balance Sheets.

20. Restructuring

During the years ended December 31, 2020, 2019 and 2018, the Company incurred $7.0 million, $9.8 million and $12.9 million of restructuring expense, respectively. Expenses for 2020 related primarily to costs associated with headcount reductions in Europe and North America, partially offset by $2.5 million of income primarily related to the forfeiture of equity compensation awards associated with employee separation agreements. The costs for 2019 related primarily to severance costs for headcount reductions in Europe, North America and India. The costs for 2018 related primarily to severance costs for the departure of an executive officer, costs associated with training of skilled labor as a result of the transfer of crawler production to Shady Grove, PA and costs associated with headcount reductions in Europe. Restructuring expense for the years ended December 31, 2020, 2019 and 2018 included $2.2 million, zero and $2.0 million, respectively, of expense related to executive severance.

The following is a summary of the Company's restructuring activities for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Balance at beginning of period	$2.0	$3.3	$5.6
Restructuring expenses*	9.5	9.8	12.9
Use of reserve	(6.2)	(10.9)	(15.1)
Reserve reclassification	—	(0.2)	—
Currency translation	—	—	(0.1)
Balance at end of period	$5.3	$2.0	$3.3

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

The Company also has various other non-U.S. defined contribution plans that allow eligible employees to contribute a portion of their salary to the plans. In most cases, the Company provides a matching contribution to the funds. Company contributions to the plans are generally based upon formulas contained in the plans. Total costs incurred under the Non-U.S. defined contribution plans, and reported within the Consolidated Statement of Operations, were $1.7 million, $1.2 million and $1.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Manitowoc 401(k) Retirement Plan

The Manitowoc 401(k) Retirement Plan is a tax-qualified retirement plan that is available to substantially all U.S. employees of Manitowoc, its subsidiaries and related entities.

The Manitowoc 401(k) Retirement Plan allows employees to make both pre and after-tax elective deferrals, subject to certain limitations under the Internal Revenue Code of 1986, as amended (the “Tax Code”). The Company also has the right to make the following additional contributions: (1) a safe harbor matching contribution and (2) an additional contribution, which may or may not be made, at the full discretion of the Company and for which the value will be fully determined by the Company based on its performance. Each participant in the Manitowoc 401(k) Retirement Plan is allowed to direct the investment of that participant’s account among a diverse mix of investment funds, including a Company stock alternative. To the extent that any funds are invested in the Company’s stock, that portion of the Manitowoc 401(k) Retirement Plan is an employee stock ownership plan, as defined under the Tax Code (an “ESOP”).

The terms governing the retirement benefits under the Manitowoc 401(k) Retirement Plan are the same for the Company’s executive officers as they are for other eligible employees in the U.S.

Total costs incurred under this plan, and reported within the Consolidated Statement of Operations, were $5.9 million, $6.3 million and $6.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Manitowoc Deferred Compensation Plan

The Manitowoc Deferred Compensation Plan is a non-qualified supplemental deferred compensation plan for highly compensated and key management employees and for non-employee directors of the Company. The Company maintains the Manitowoc Deferred Compensation Plan to allow eligible individuals to save for retirement in a tax-efficient manner despite Tax Code restrictions that would otherwise impair their ability to do so under the Manitowoc 401(k) Retirement Plan. The Manitowoc Deferred Compensation Plan also assists the Company in retaining those key employees and directors.

The Manitowoc Deferred Compensation Plan accounts are credited with: (1) elective deferrals made at the request of the individual participant; and/or (2) an additional contribution from the Company for each individual participant, which may or may not be made, at the full discretion of the Company based on its performance. Although unfunded within the meaning of the Tax Code, the Manitowoc Deferred Compensation Plan utilizes a rabbi trust to hold assets intended to satisfy the Company’s corresponding future benefit obligations. Each participant in the Manitowoc Deferred Compensation Plan is credited with earnings based upon individual elections from a diverse mix of investment funds that are intended to reflect investment funds similar to those offered under the Manitowoc 401(k) Retirement Plan, including the Company’s stock. Participants do not receive preferential or above-market rates of return under the Manitowoc Deferred Compensation Plan.

The Company has two separate investment programs: Program A and B, which allows participants to direct deferrals and Company contributions and restricts the Company’s use and access to the funds, but are subject to the claims of the Company’s general creditors in rabbi trusts. Program A invests solely in the Company’s stock; dividends paid on the Company’s stock are automatically reinvested; and all distributions must be made in Company stock. Program B offers a variety of investment options but does not include Company stock as an investment option. All distributions from Program B must be made in cash. Participants cannot transfer assets between programs.

Program A is accounted for as a plan that does not permit diversification. As a result, the Company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock. The deferred compensation obligation is classified as an equity instrument. Changes in the fair value of the Company’s stock and the compensation obligation are not recognized. The asset and obligation for Program A were $0.6 million and $0.5 million as of December 31, 2020 and 2019, respectively.

Program B is accounted for as a plan that permits diversification. As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation. The assets, which are included in other non-current assets, and obligations, which are included in other non-current liabilities, were $9.0 million and $8.4 million as of December 31, 2020 and 2019, respectively. Total costs incurred under this plan, and reported within the Consolidated Statement of Operations, for the years ended December 31, 2020, 2019 and 2018 were $0.4 million, $0.5 million and $0.3 million, respectively.

Pension, Postretirement Medical and Other Benefit Plans

The Company provides certain pension, postretirement medical and other benefits (death benefits) for eligible retirees and their dependents. Certain pension benefits are funded, the postretirement medical benefits are not funded but are paid as incurred, and the death benefits are fully insured. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The healthcare benefits may be subject to deductibles, co-payment provisions, and other limitations. The Company has reserved the right to modify these benefits which have been frozen. As of December 31, 2010, all of the remaining U.S. defined benefit pension plans were merged into a single plan: the Manitowoc U.S. Pension Plan (“U.S. Pension Plans”). All merged plans had benefit accruals frozen prior to the merger of the plans.

In September 2018, the U.S. Pension Plans entered into and closed on a definitive agreement with an insurance company to purchase a group annuity contract to transfer $18.6 million of the Company’s outstanding pension benefit obligations related to certain U.S. retirees and beneficiaries. As a result of the transaction, the insurance company is required to pay and administer the retirement benefits owed to 622 retirees and beneficiaries of the U.S. Pension Plans starting on December 1, 2018. There was no change to their monthly benefit payment amounts. In connection with this transaction, the Company recognized a non-cash pension settlement charge of $4.5 million in other income (expense) net primarily related to the accelerated recognition of actuarial losses included in accumulated other comprehensive loss for the U.S. Pension Plans.

In addition to the U.S. Pension Plans, the Company also maintains defined benefit pension plans for various Non-US subsidiaries which are sponsored directly by the Company or its subsidiaries and offered only to employees or retirees of those subsidiaries (“Non-U.S. Pension Plans”). Certain Non-U.S. Pension Plans have frozen benefit accruals.

The components of periodic benefit costs for the years ended December 31, 2020, 2019 and 2018 are as follows:

	US Pension Plans			Non-US Pension Plans			Postretirement Medical and Other
	2020	2019	2018	2020	2019	2018	2020	2019	2018
Service cost - benefits earned during the year	$—	$—	$—	$2.1	$1.8	$1.8	$0.2	$0.2	$0.2
Interest cost of projected benefit obligation	4.0	5.1	5.2	1.8	2.2	2.1	0.4	0.8	0.8
Expected return on assets	(5.2)	(4.3)	(5.7)	(1.1)	(1.4)	(1.4)	—	—	—
Amortization of prior service cost	—	—	—	0.1	0.1	0.1	(2.7)	(2.8)	(2.8)
Amortization of actuarial net loss (gain)	2.8	3.3	2.9	1.7	1.3	1.3	0.0	—	0.8
Pension settlement charge	—	—	4.5	—	—	—	—	—	—
Net periodic benefit cost	$1.6	$4.1	$6.9	$4.6	$4.0	$3.9	$(2.1)	$(1.8)	$(1.0)
Weighted average assumptions:
Effective discount rate for benefit obligations	3.3%	4.3%	3.8%	1.6%	2.5%	2.2%	2.9%	4.1%	3.3%
Effective interest rate on benefit obligation	2.9%	4.0%	3.5%	1.6%	2.5%	2.2%	2.6%	3.7%	2.9%
Expected return on plan assets	5.2%	5.2%	5.3%	2.3%	3.5%	2.7%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.1%	3.6%	3.5%	N/A	N/A	N/A

The prior service costs are amortized on a straight-line basis over the average remaining service period of active participants. Gains and losses in excess of 10% of the greater of the benefit obligation and the market-related value of assets are amortized over the average remaining service period of active participants.

To develop the expected long-term rate of return on assets assumptions, the Company considered the historical returns and future expectations for returns in each asset class net of fees, as well as targeted asset allocation percentages within the pension portfolio.

The following is a reconciliation of the changes in benefit obligation, plan assets, and funded status as of December 31, 2020 and 2019:

	US Pension Plans		Non-US Pension Plans		Postretirement Medical and Other
	2020	2019	2020	2019	2020	2019
Change in Benefit Obligation
Benefit obligation, beginning of year	$142.3	$130.5	$90.6	$81.9	$18.4	$20.7
Service cost	—	—	2.1	1.8	0.2	0.2
Interest cost	4.0	5.1	1.8	2.2	0.4	0.8
Participant contributions	—	—	—	—	0.3	0.4
Plan curtailment	—	—	(0.1)	—	—	—
Actuarial (gain) loss	13.4	13.8	9.7	8.3	(1.3)	(1.5)
Currency translation adjustment	—	—	5.3	1.1	—	—
Benefits paid	(7.8)	(7.1)	(4.5)	(4.7)	(2.2)	(2.2)
Benefit obligation, end of year	$151.9	$142.3	$104.9	$90.6	$15.8	$18.4
Change in Plan Assets
Fair value of plan assets, beginning of year	$99.6	$84.9	$45.2	$40.1	$—	$—
Actual return on plan assets	12.7	16.8	6.0	4.2	—	—
Employer contributions	9.2	5.0	3.9	4.0	1.9	1.8
Participant contributions	—	—	—	—	0.3	0.4
Currency translation adjustment	—	—	1.7	1.6	—	—
Benefits paid	(7.8)	(7.1)	(4.5)	(4.7)	(2.2)	(2.2)
Fair value of plan assets, end of year	113.7	99.6	52.3	45.2	(0.0)	—
Funded status	$(38.2)	$(42.7)	$(52.6)	$(45.4)	$(15.8)	$(18.4)
Amounts recognized in the Consolidated Balance Sheets as of December 31
Short-term pension obligation	$(0.5)	$(0.5)	$(1.1)	$(1.3)	$—	$—
Long-term pension obligation	(37.7)	(42.2)	(51.5)	(44.1)	—	—
Short-term postretirement medical and other benefit obligations	—	—	—	—	(1.8)	(2.1)
Long-term postretirement medical and other benefit obligations	—	—	—	—	(14.0)	(16.3)
Net amount recognized	$(38.2)	$(42.7)	$(52.6)	$(45.4)	$(15.8)	$(18.4)
Weighted-Average Assumptions
Discount rate	2.4%	3.3%	1.1%	1.5%	2.0%	2.9%
Expected return on plan assets	5.2%	5.2%	2.3%	3.5%	N/A	N/A
Rate of compensation increase	N/A	N/A	3.1%	3.6%	N/A	N/A

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

Amounts recognized in accumulated other comprehensive loss as of December 31, 2020 and 2019, are summarized as follows:

	Pensions		Postretirement Medical and Other
	2020	2019	2020	2019
Net actuarial gain (loss)	$(69.3)	$(61.9)	$3.3	$1.9
Prior service credit (cost)	(0.4)	(0.5)	4.1	6.9
Total amount recognized	$(69.7)	$(62.4)	$7.4	$8.8

For measurement purposes, a 5.48% annual rate of increase in the per capita cost of covered health care benefits was assumed for the postretirement medical and other plan for 2020. The rate was assumed to decrease gradually to 4.50% in 2038 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical and other plan.

The following table summarizes the sensitivity of our December 31, 2020 retirement obligations and 2020 retirement benefit costs of our plans to changes in the key assumptions used to determine those results:

Change in assumption:	Estimated increase (decrease) in 2021 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2020	Estimated increase (decrease) in 2021 Other Postretirement Benefit costs	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2020
0.50% increase in discount rate	$(1.0)	$(16.1)	N/A	$(0.5)
0.50% decrease in discount rate	1.0	17.8	N/A	0.5
0.50% increase in long-term return on assets	(0.8)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	0.8	N/A	N/A	N/A

It is reasonably possible that the estimate for future retirement and medical costs may change in the near future due to changes in interest rates. Presently, there is no reliable means to estimate the amount of any such potential changes.

The weighted-average asset allocations of the U.S. pension plans as of December 31, 2020 and 2019, by asset category are as follows:

	2020	2019
Equity	53.3%	50.4%
Fixed income	38.8%	48.9%
Other	7.9%	0.7%
Total	100.0%	100.0%

The weighted-average asset allocations of the Non-U.S. pension plans as of December 31, 2020 and 2019, by asset category are as follows:

	2020	2019
Equity	0.0%	0.0%
Fixed income	45.6%	41.6%
Other*	54.4%	58.4%
Total	100.0%	100.0%
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

The actual and target allocations for the pension assets as of December 31, 2020, by asset class, are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity Securities	50%	—%	53.3%	0.0%
Debt Securities	40%	40%	38.8%	45.6%
Other	10%	60%	7.9%	54.4%

Risk Management In managing the plan assets, the Company reviews and manages risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk and operational risk. Liability management and asset class diversification are central to the Company’s risk management approach and are integral to the overall investment strategy. Further, asset classes are constructed to achieve diversification by investment strategy, by industry or sector and by holding. Asset performance is monitored against benchmarked indices.

Fair Value Measurements The following table presents the Company’s plan assets using the fair value hierarchy as of December 31, 2020 and 2019. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See footnote 4, “Fair Value of Financial Instruments,” for definitions of each fair value level.

	December 31, 2020
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV") (a)	Total
Equity:
U.S. equity	$—	$—	$—	$32.3	$32.3
International equity	—	—	—	30.6	30.6
Fixed income:
Corporate bonds and notes	—	—	—	35.7	35.7
Government and agency bonds	—	—	—	30.1	30.1
Commingled funds	—	—	—	17.8	17.8
International fixed income	—	—	—	0.5	0.5
Other:
Cash and cash equivalents	0.6	—	—	—	0.6
Money market funds	—	0.7	—	—	0.7
Annuity contracts	—	—	12.9	—	12.9
Other	—	—	—	4.8	4.8
Total	$0.6	$0.7	$12.9	$151.8	$166.0
a)

Certain assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

	December 31, 2019
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV") (a)	Total
Cash and cash equivalents	$2.4	$—	$—	$—	$2.4
Insurance group annuity contracts	—	—	12.6	—	12.6
Common/collective trust funds — Corporate and other non-government debt	—	—	—	22.9	22.9
Common/collective trust funds — Government, corporate and other non-government debt	—	—	—	40.2	40.2
Common/collective trust funds — Corporate equity	—	—	—	50.3	50.3
Common/collective trust funds — Customized strategy	—	—	—	16.4	16.4
Total	$2.4	$—	$12.6	$129.8	$144.8
a)	Certain assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

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

A reconciliation of the fair value measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts Year Ended December 31,
	2020	2019
Beginning Balance	$12.6	$12.0
Actual return on assets	0.9	1.1
Benefit payments	(1.0)	(1.0)
Foreign currency impact	0.4	0.5
Ending Balance	$12.9	$12.6

The expected 2021 contributions for the U.S. pension plans are as follows: the minimum contribution for 2021 is $5.8 million; and no planned discretionary or non-cash contributions. The expected 2021 contributions for the non-U.S. pension plans are as follows: the minimum contribution for 2021 is $3.0 million; and no planned discretionary or non-cash contributions. Expected Company paid claims for the postretirement medical and other plans are $1.9 million for 2021. Projected future benefit payments from the plans as of December 31, 2020 are estimated as follows:

	U.S Pension Plans	Non-U.S. Pension Plans	Postretirement Medical and Other
2021	$8.6	$3.0	$1.9
2022	8.7	3.1	1.7
2023	8.8	3.6	1.5
2024	8.8	3.7	1.4
2025	8.8	3.8	1.4
Thereafter	42.2	23.2	5.2
Total	$85.9	$40.4	$13.1

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2020 and 2019 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
	2020	2019	2020	2019
Projected benefit obligation	$151.9	$142.3	$104.9	$90.5
Accumulated benefit obligation	151.9	142.3	99.3	86.4
Fair value of plan assets	113.7	99.6	52.3	45.2

The measurement date for all plans is December 31, 2020.

In 2019, the Company made final benefit payments of $2.5 million from The Manitowoc Company, Inc. Supplemental Executive Retirement Plan, which terminated the plan. Expenses related to this plan were zero, $0.2 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.

22. Leases

The Company has operating leases for offices, warehouses, land for storage of cranes, vehicles, information technology equipment, and manufacturing equipment. The remaining lease terms are up to 23 years, some of which include options to extend the lease term for up to 10 years, and some which include options to terminate the lease within 1 year. Certain leases include one or more options to renew; the exercise of lease renewal options is at the Company’s discretion. The Company includes renewal option periods in the lease term when it is determined that the options are reasonably certain to be exercised. The Company’s financing leases have an immaterial impact on the consolidated financial statements.

The components of lease expense for the years ended December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Operating lease cost	$13.2	$14.4
Variable lease cost*	1.5	1.4
Total lease cost	$14.7	$15.8
*Includes short-term leases, which are immaterial.

Supplemental Consolidated Balance Sheet information related to leases as of December 31, 2020 and 2019 are summarized as follows:

	2020	2019
Operating lease right-of-use assets	$37.9	$47.6

Other liabilities	$10.5	$10.4
Operating lease liabilities	28.4	37.6
Total operating lease liabilities	$38.9	$48.0

Cash paid for operating leases included in operating cash flows was $24.5 million and $27.4 million for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company’s operating leases have a weighted-average remaining lease term of 6.5 years and a weighted average discount rate of 3.81%. Topic 842 requires a lessee to discount its unpaid lease obligations using the interest rate implicit in the lease, or if not readily determinable, the incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the implicit rate cannot be determined. The Company’s incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms in a similar region.

Maturities of operating lease liabilities as of December 31, 2020 are summarized as follows:

Year
2021	$13.0
2022	11.6
2023	9.3
2024	6.6
2025	4.4
Thereafter	12.5
Total lease payments	57.4
Less: imputed interest	(18.5)
Present value of lease liabilities	$38.9

23. Quarterly Financial Data (Unaudited)

The following tables present select quarterly financial data for 2020 and 2019:

	2020				2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statements of operations
Net sales	$329.2	$328.3	$355.6	$430.3	$418.0	$504.7	$448.0	$463.4
Cost of sales	266.0	279.9	290.5	352.3	337.8	409.5	359.6	383.1
Gross profit	63.2	48.4	65.1	78.0	80.2	95.2	88.4	80.3
Operating income (loss)	5.7	(1.6)	11.7	22.8	16.2	41.9	32.5	17.8
Income (loss) before income taxes	(5.9)	(12.0)	6.6	9.3	(23.4)	49.9	21.2	11.3
Provision for income taxes	1.9	0.7	7.0	7.5	3.3	3.9	3.1	2.1
Net income (loss)	$(7.8)	$(12.7)	$(0.4)	$1.8	$(26.7)	$46.0	$18.1	$9.2
Per Share Data
Basic income (loss) per common share	$(0.22)	$(0.37)	$(0.01)	$0.05	$(0.75)	$1.29	$0.51	$0.26

Diluted income (loss) per common share	$(0.22)	$(0.37)	$(0.01)	$0.05	$(0.75)	$1.29	$0.51	$0.26
Dividends per common share	$—	$—	$—	$—	$—	$—	$—	$—

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections in the Company’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”) captioned “Corporate Governance — Governance of the Company,” “Corporate Governance — Audit Committee” and “Election of Directors.”  See also “Information About Our Executive Officers” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2021 Proxy Statement captioned “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Transactions with Related Persons,” “Executive Compensation Tables,” “Post-Employment Compensation” and “CEO Pay Ratio.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the section of the 2021 Proxy Statement captioned “Ownership of Securities.”

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2020.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans not approved by security holders(1)	0 (2)	$0 (2)	0 (2)
Equity compensation plans approved by security holders(2)(3)	1,693,905 (3(a))(4) 94,603 (3(b))(4)	$21.49 (3(a))(4) $14.95 (3(c))(4)	4,691,191 (3(a))(4) 0 (3(b))
Total	1,788,508		4,691,191
(1)

Reflects the Company’s Deferred Compensation Plan, which is discussed within the 2021 Proxy Statement under Compensation Discussion and Analysis and Compensation Committee Report under the subsection captioned “Retirement Benefits and Deferred Compensation” and under Non-Employee Director Compensation.

(2)

Column (A) does not include 43,323 common stock units issued under the Deferred Compensation Plan as of December 31, 2020. Each common stock unit under the Deferred Compensation Plan represents the right to receive one share of Company common stock following the participant’s death, disability, termination of service as a director or employee, a date specified by the participant, or the earlier of any such events to occur. Since the common stock units are acquired by participants through a deferral of fees or compensation, there is no “exercise price” associated with the common stock units. Thus, the weighted-average exercise price in column (B) is calculated solely on the basis of outstanding options issued under the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”) and the 2013 Omnibus Incentive Plan and does not take into account the common stock units issued under the Deferred Compensation Plan. The operation of the Deferred Compensation Plan requires the plan trustees to make available, as and when needed, a sufficient number of shares of Company common stock to meet the needs of the plan.

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

(4)	Includes stock options, performance share units issued at target and restricted stock units. The weighted-average price does not factor in performance share units or restricted stock units.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the 2021 Proxy Statement captioned “Corporate Governance — Governance of the Company” and “Corporate Governance — Transactions with Related Persons.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2021 Proxy Statement captioned “Audit Committee Report.”

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

3.1	Amended and Restated Articles of Incorporation, as amended through May 10, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 7, 2019).

3.2	Restated By-laws, as amended through April 3, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated April 6, 2020).

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

4.3

Description of The Manitowoc Company, Inc.’s Securities (filed as Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

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

10.11**

The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan, as amended and restated (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.11(a)**

Current Form of Performance Share Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.11(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

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

10.11(d)**

Current Form of Restricted Stock Unit Award Agreement for Directors under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.11(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.11(e)**

Current Form of Restricted Stock Unit Award Agreement for Employees under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.11(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.11(f)**

Current Form of Non-Qualified Stock Option Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.11(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

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

Exhibit No.	Description	Filed/Furnished Herewith

10.20**

Severance and General Release Agreement, executed August 5, 2020, by and between The Manitowoc Company, Inc. and Barry L. Pennypacker (filed as Exhibit 10 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2020 and incorporated herein by reference).

10.21**	Addendum to the Manitowoc Company, Inc. Omnibus Incentive Plan and Restricted Stock Unit Award Agreement for Restricted Stock Units and Performance Shares Awards made to Participants in France	X(1)

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23	Consent of PricewaterhouseCoopers LLP, the Company’s Independent Registered Public Accounting Firm	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X(1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X(1)

(1)	Filed Herewith
(2)	Furnished Herewith
**	Management contracts and executive compensation plans and arrangements.

(c)	Financial Statement Schedule

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For the Years Ended December 31, 2020, 2019 and 2018

(dollars in millions)

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2018
Allowance for doubtful accounts	$10.9	$2.6	$(2.4)	$(0.8)	$10.3
Deferred tax valuation allowance	$162.3	$14.4	$(13.1)	$(10.5)	$153.1
Year End December 31, 2019
Allowance for doubtful accounts	$10.3	$1.4	$(3.9)	$0.1	$7.9
Deferred tax valuation allowance	$153.1	$11.7	$(7.2)	$(0.5)	$157.1
Year End December 31, 2020
Allowance for doubtful accounts	$7.9	$3.6	$(2.7)	$(0.3)	$8.5
Deferred tax valuation allowance	$157.1	$23.3	$(1.1)	$(7.9)	$171.4

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: February 12, 2021

The Manitowoc Company, Inc.
(Registrant)

/s/ David J. Antoniuk
David J. Antoniuk
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft, President and Chief Executive Officer (Principal Executive Officer and Director)	February 12, 2021

/s/ David J. Antoniuk
David J. Antoniuk, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2021

/s/ Brian P. Regan
Brian P. Regan, Vice President and Corporate Controller (Principal Accounting Officer)	February 12, 2021

/s/ Roy V. Armes
Roy V. Armes, Director	February 12, 2021

/s/ Anne E. Bélec
Anne E. Bélec, Director	February 12, 2021

/s/ Robert G. Bohn
Robert G. Bohn, Director	February 12, 2021

/s/ Donald M. Condon, Jr.
Donald M. Condon, Jr., Director	February 12, 2021

/s/ Anne M. Cooney
Anne M. Cooney, Director	February 12, 2021

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Chairman of the Board	February 12, 2021

/s/ C. David Myers
C. David Myers, Director	February 12, 2021
/s/ John C. Pfeifer
John C. Pfeifer, Director	February 12, 2021