Form 10-Q
period 2021-03-31
MANITOWOC CO INC
filed 2021-05-06
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of March 31, 2021, the registrant had 34,734,972 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2021 and 2020

(Unaudited)

($ in millions, except per-share and average share amounts)

	Three Months Ended March 31,
	2021	2020
Net sales	$354.3	$329.2
Cost of sales	285.9	266.0
Gross profit	68.4	63.2
Operating costs and expenses:
Engineering, selling and administrative expenses	57.7	55.9
Amortization of intangible assets	0.1	0.1
Restructuring (income) expense	(0.1)	1.5
Total operating costs and expenses	57.7	57.5
Operating income	10.7	5.7
Other expense:
Interest expense	(7.1)	(7.2)
Amortization of deferred financing fees	(0.4)	(0.4)
Other expense - net	(2.1)	(4.0)
Total other expense	(9.6)	(11.6)
Income (loss) before income taxes	1.1	(5.9)
Provision for income taxes	4.2	1.9
Net loss	$(3.1)	$(7.8)

Per Share Data
Basic net loss per common share	$(0.09)	$(0.22)

Diluted net loss per common share	$(0.09)	$(0.22)

Weighted average shares outstanding - basic	34,809,725	35,135,525
Weighted average shares outstanding - diluted	34,809,725	35,135,525

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2021 and 2020

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2021	2020
Net loss	$(3.1)	$(7.8)
Other comprehensive income (loss), net of income tax:
Employee pension and postretirement benefit income (expense), net of income tax of $0.0 and $0.3, respectively	(0.6)	1.2
Foreign currency translation adjustments, net of income tax benefit (expense) of $3.2 and $(2.7), respectively	(10.0)	(13.6)
Total other comprehensive loss, net of income tax	(10.6)	(12.4)
Comprehensive loss	$(13.7)	$(20.2)

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2021 and December 31, 2020

(Unaudited)

($ in millions, except share amounts)

	March 31, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$158.5	$128.7
Accounts receivable, less allowances of $8.2 and $8.5, respectively	188.4	215.1
Inventories — net	520.4	473.1
Notes receivable — net	12.8	13.6
Other current assets	30.6	35.5
Total current assets	910.7	866.0
Property, plant and equipment — net	286.3	294.3
Operating lease right-of-use assets	35.2	37.9
Goodwill	234.8	235.1
Other intangible assets — net	118.7	121.6
Other non-current assets	42.1	48.6
Total assets	$1,627.8	$1,603.5
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$378.7	$329.4
Short-term borrowings and current portion of long-term debt	10.1	10.5
Product warranties	47.4	50.2
Customer advances	21.6	25.5
Other liabilities	20.6	20.2
Total current liabilities	478.4	435.8
Non-Current Liabilities:
Long-term debt	300.1	300.4
Operating lease liabilities	26.1	28.4
Deferred income taxes	2.4	5.9
Pension obligations	88.0	89.3
Postretirement health and other benefit obligations	13.4	14.0
Long-term deferred revenue	32.6	32.4
Other non-current liabilities	53.8	53.8
Total non-current liabilities	516.4	524.2
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 34,734,972 and 34,580,638 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	596.4	595.1
Accumulated other comprehensive loss	(108.1)	(97.5)
Retained earnings	213.8	216.9
Treasury stock, at cost (6,059,011 and 6,213,345 shares, respectively)	(69.5)	(71.4)
Total stockholders' equity	633.0	643.5
Total liabilities and stockholders' equity	$1,627.8	$1,603.5

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2021 and 2020

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(3.1)	$(7.8)
Adjustments to reconcile net loss to cash provided by (used for) operating activities:
Depreciation	10.0	9.0
Amortization of intangible assets	0.1	0.1
Amortization of deferred financing fees	0.4	0.4
Deferred income taxes	0.9	0.0
Gain on sale of property, plant and equipment	(0.1)	(0.1)
Net unrealized foreign currency transaction losses	0.3	3.0
Stock-based compensation expense	2.5	3.4
Changes in operating assets and liabilities
Accounts receivable	23.4	(5.6)
Inventories	(59.5)	(88.5)
Notes receivable	2.3	2.6
Other assets	5.4	(4.7)
Accounts payable	53.4	28.1
Accrued expenses and other liabilities	4.8	(18.5)
Net cash provided by (used for) operating activities	40.8	(78.6)
Cash Flows from Investing Activities:
Capital expenditures	(8.0)	(3.6)
Proceeds from sale of fixed assets	—	0.1
Net cash used for investing activities	(8.0)	(3.5)
Cash Flows from Financing Activities:
Other debt - net	(0.8)	(0.5)
Exercises of stock options	0.8	0.1
Common stock repurchases	—	(12.0)
Net cash used for financing activities	—	(12.4)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	(1.2)
Net increase (decrease) in cash and cash equivalents	29.8	(95.7)
Cash and cash equivalents at beginning of period	128.7	199.3
Cash and cash equivalents at end of period	$158.5	$103.6

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three months ended March 31, 2021 and 2020

(Unaudited)

($ in millions)

	March 31, 2021	March 31, 2020
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4
Balance at end of period	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$595.1	$592.2
Stock options exercised and issuance of other stock awards	(1.2)	(1.9)
Stock-based compensation	2.5	3.4
Balance at end of period	$596.4	$593.7
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(97.5)	$(121.0)
Other comprehensive income (loss)	(10.6)	(12.4)
Balance at end of period	$(108.1)	$(133.4)
Retained Earnings
Balance at beginning of period	$216.9	$236.2
Adoption of accounting standards update	—	(0.2)
Net loss	(3.1)	(7.8)
Balance at end of period	$213.8	$228.2
Treasury Stock
Balance at beginning of period	$(71.4)	$(61.9)
Stock options exercised and issuance of other stock awards	1.9	1.7
Common stock repurchases	—	(12.0)
Balance at end of period	$(69.5)	$(72.2)
Total equity	$633.0	$616.7

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2021 and 2020

1.  Accounting Policies and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc” and the “Company”) was founded in 1902 and has over a 118-year tradition of providing high-quality, customer-focused products and support services to its markets. Manitowoc is one of the world’s leading providers of engineered lifting solutions. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, and supports comprehensive product lines of mobile hydraulic cranes, tower cranes, lattice-boom crawler cranes, and boom trucks under the Grove, Manitowoc, National Crane, Potain and Shuttlelift brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure and residential construction end markets. Additionally, the Company leverages its installed base of approximately 152,000 cranes to provide aftermarket parts and services to enable its customers to manage their fleets more effectively and improve their return on investment. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc’s aftermarket support operations provides the Company with a consistent stream of recurring revenue. The Company continues to expand its tower crane rental fleet in Europe to directly service its customers in the region.

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of operations, comprehensive income (loss) and equity for the three months ended March 31, 2021 and 2020, the cash flows for the same three-month periods and the balance sheet as of March 31, 2021 and December 31, 2020, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2020. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation. All amounts, except share and per share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

Impact of COVID-19 Pandemic

There is still uncertainty regarding the future impact of the COVID-19 pandemic, which could include continuing or new restrictions on the Company’s access to its facilities or on its support operations or workforce, or similar limitations impacting its customers, dealers and suppliers. The extent to which the COVID-19 pandemic impacts the Company’s business, financial condition, results of operations, cash flows and/or liquidity may differ from management’s current estimates due this inherent uncertainty.

2.  Recent Accounting Changes and Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12 “Income Taxes (Topic 740).” The amendments in this ASU simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The standard is effective for annual periods beginning after December 15, 2020. The adoption of ASU 2019-02 did not have a material impact on the Company’s consolidated financial statements.

3. Sales

The Company records deferred revenue when cash payments are received in advance of satisfying the performance obligation. The table below shows the change in the customer advances balance for the three months ended March 31, 2021 and 2020 which are included in current liabilities in the Condensed Consolidated Balance Sheets.

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$25.5	$25.8
Cash received in advance of satisfying performance obligations	30.5	28.9
Revenue recognized	(34.1)	(32.5)
Currency translation	(0.3)	(1.2)
Balance at end of period	$21.6	$21.0

Disaggregation of the Company’s revenue sources are disclosed in Note 17, “Segments.”

4.  Fair Value of Financial Instruments

The Company has immaterial financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) that were accounted for at fair value as of March 31, 2021 and December 31, 2020.

The fair value of the senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $324.8 million as of March 31, 2021. See Note 11, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of March 31, 2021 due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income expense – net in the period in which the transaction is no longer considered probable of occurring. No material amounts were recorded related to these types of transactions during the three months ended March 31, 2021 and 2020, respectively.

The Company had FX Forward Contracts with aggregate notional amounts of $6.0 million and $9.3 million in U.S. dollar equivalent as of March 31, 2021 and December 31, 2020, respectively. The FX Forward Contracts purchased are denominated in various foreign currencies. The Company has immaterial financial assets and liabilities related to FX Forward Contracts that were accounted for at fair value as of March 31, 2021 and December 31, 2020. There were zero unrealized gains (losses), net of income tax, recorded in accumulated other comprehensive loss as of March 31, 2021 and December 31, 2020.

The following table provides the net amount of gains (losses) recorded in the Condensed Consolidated Statement of Operations for FX Forward Contracts for the three months ended March 31, 2021 and 2020.

		Three Months Ended March 31,
	Recognized Location	2021	2020
Designated	Cost of sales	$—	$0.1
Non-Designated	Other expense - net	$(0.2)	$—

6.  Inventories

The components of inventories as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Raw materials	$132.4	$114.9
Work-in-process	137.9	105.5
Finished goods	303.0	305.8
Total inventories	573.3	526.2
Excess and obsolete inventory reserve	(52.9)	(53.1)
Inventories — net	$520.4	$473.1

7.  Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other non-current assets on the Condensed Consolidated Balance Sheets. Current and long-term notes receivable balances primarily relate to the Company’s captive finance entity in China. As of March 31, 2021, the Company had current and long-term notes receivable in the amount of $12.8 million and $11.3 million, respectively. As of December 31, 2020, the Company had current and long-term notes receivable in the amount of $13.6 million and $12.7 million, respectively.

8. Property, Plant and Equipment

The components of property, plant and equipment as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Land	$19.8	$20.3
Building and improvements	199.2	203.7
Machinery, equipment and tooling	287.7	292.6
Furniture and fixtures	14.7	21.0
Computer hardware and software	125.2	119.3
Rental cranes	92.6	90.2
Construction in progress	8.5	9.0
Total cost	747.7	756.1
Less accumulated depreciation	(461.4)	(461.8)
Property, plant and equipment-net	$286.3	$294.3

Property, plant and equipment are depreciated over the asset’s estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Assets Held for Sale

As of December 31, 2020, the Company had $3.3 million classified as other current assets in the Condensed Consolidated Balance Sheets related to assets held for sale for a building and land in Fanzeres, Portugal.

9.  Goodwill and Other Intangible Assets

The Company performs its annual goodwill and indefinite lived assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no impairment indicators since the fourth quarter of 2020; therefore, no impairment review has occurred during the three months March 31, 2021.

The changes in the carrying amount of goodwill as of March 31, 2021 and December 31, 2020 are summarized as follows:

	Americas	MEAP	Consolidated
Balance as of January 1, 2020	$166.5	$66.0	$232.5
Foreign currency impact	—	2.6	2.6
Balance as of December 31, 2020	166.5	68.6	235.1
Foreign currency impact	—	(0.3)	(0.3)
Balance as of March 31, 2021	$166.5	$68.3	$234.8

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	9.8	(8.6)	1.2	9.9	(8.6)	1.3
Patents	30.3	(29.6)	0.7	31.0	(30.3)	0.7
Total	$40.1	$(38.2)	$1.9	$40.9	$(38.9)	$2.0
Indefinite lived intangible assets:
Trademarks and tradenames	97.6	—	97.6	100.0	—	100.0
Distribution network	19.2	—	19.2	19.6	—	19.6
Total	116.8	—	116.8	119.6	—	119.6
Total other intangible assets	$156.9	$(38.2)	$118.7	$160.5	$(38.9)	$121.6

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended March 31, 2021 and 2020 was $0.1 million.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was not a triggering event for the three months ended March 31, 2021.

10.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Trade accounts payable	$224.1	$178.1
Employee-related expenses	41.5	38.5
Accrued vacation	24.2	22.4
Miscellaneous accrued expenses	88.9	90.4
Total accounts payable and accrued expenses	$378.7	$329.4

11.  Debt

Outstanding debt as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021	December 31, 2020
Borrowings under senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2026	300.0	300.0
Other	13.8	14.7
Deferred financing costs	(3.6)	(3.8)
Total debt	310.2	310.9
Short-term borrowings and current portion of long-term debt	(10.1)	(10.5)
Long-term debt	$300.1	$300.4

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

As of March 31, 2021, the Company had other indebtedness outstanding of $13.8 million that had a weighted-average interest rate of approximately 4.0%. This debt includes balances on local credit lines and other financing arrangements.

As of March 31, 2021 and December 31, 2020, the Company had no borrowings on the ABL Revolving Credit Facility. As of March 31, 2021, the spreads for LIBOR and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $240.2 million, which represents revolver borrowing capacity of $243.2 million less U.S. letters of credit outstanding of $3.0 million.

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

As of March 31, 2021, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12.  Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with maximum availability of €55.0 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as amounts are collected. The Company also has one U.S. accounts receivable financing program with maximum availability of $35.0 million. During the three months ended March 31, 2021, the Company sold $53.4 million of receivables and received $53.4 million of cash on the various receivable financing programs. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing.”

13.  Income Taxes

For the three months ended March 31, 2021 and 2020, the Company recorded a provision for income taxes of $4.2 million and $1.9 million, respectively. The increase in the Company’s provision for income taxes for the three months ended March 31, 2021 compared to the prior year primarily relates to higher pretax income and a change in the jurisdictional mix of income compared to the previous year.

The Company will continue to evaluate its valuation allowance requirements on an ongoing basis in light of changing facts and circumstances and may adjust its deferred tax asset valuation allowances accordingly. It is reasonably possible that the Company will either add to or reverse a portion of its existing deferred tax asset valuation allowances in the future. Such changes in the deferred tax asset valuation allowances will be reflected in the Company’s provision for income taxes and could have a material effect on financial results.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $20.2 million as of March 31, 2021 and $20.1 million as of December 31, 2020.

14.  Net Loss Per Share

The following is a reconciliation of the average shares outstanding used to compute basic and diluted loss per common share:

	Three Months Ended March 31,
	2021	2020
Basic weighted average common shares outstanding	34,809,725	35,135,525
Effect of dilutive securities - stock awards	—	—
Diluted weighted average common shares outstanding	34,809,725	35,135,525

Equity incentive instruments for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Due to the net loss incurred during the three months ended March 31, 2021 and 2020, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the diluted weighted average common shares outstanding for those periods.

No cash dividends were declared or paid during the three months ended March 31, 2021 and 2020.

15.  Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

As of March 31, 2021, the Company has authorization from the Board of Directors to purchase up to $30.0 million of the Company’s common stock at management’s discretion. As a result of the COVID-19 pandemic, the Company suspended its share repurchase program in the first quarter of 2020 to preserve its liquidity and manage cash flows. As of March 31, 2021, the Company had $10.6 million remaining under this authorization.

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2019	$—	$(39.9)	$(81.1)	$(121.0)
Other comprehensive income (loss) before reclassifications	(0.1)	1.1	(13.6)	(12.6)
Amounts reclassified from accumulated other comprehensive loss	0.1	0.1	—	0.2
Net other comprehensive income (loss)	—	1.2	(13.6)	(12.4)
Balance as of March 31, 2020	$—	$(38.7)	$(94.7)	$(133.4)

Balance as of December 31, 2020	$—	$(47.9)	$(49.6)	$(97.5)
Other comprehensive loss before reclassifications	—	(1.2)	(10.0)	(11.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.6	—	0.6
Net other comprehensive loss	—	(0.6)	(10.0)	(10.6)
Balance as of March 31, 2021	$—	$(48.5)	$(59.6)	$(108.1)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020		Recognized Location
Gains and losses on cash flow hedges
FX Forward Contracts	$—	$(0.1)		Cost of sales
Total before income taxes	—	(0.1)
Income tax provision	—	—
Total, net of income taxes	$—	$(0.1)
Amortization of pension and postretirement items
Actuarial losses	$(1.3)	$(1.1)	(a)	Other expense - net
Amortization of prior service cost	0.7	0.7	(a)	Other expense - net
Total before income taxes	(0.6)	(0.4)
'Provision for income taxes	—	0.3
Total, net of income taxes	$(0.6)	$(0.1)

Total reclassifications for the period, net of income taxes	$(0.6)	$(0.2)

(a)	These accumulated other comprehensive income (loss) components are components of net periodic pension cost (see Note 21, “Employee Benefit Plans,” for further details)

16.  Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2021 is included in the Company’s 2020 Annual Report on Form 10-K. The total number of shares of the Company’s common stock available for awards under the Company’s 2013 Omnibus Incentive Plan is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of March 31, 2021 is 4,179,857 shares.

Stock-based compensation expense was $2.5 million and $3.4 million for the three months ended March 31, 2021 and 2020, respectively, which was recorded in engineering, selling, and administrative expense in the Condensed Consolidated Statement of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 Omnibus Incentive Plan.

No options to acquire shares of common stock were granted to employees during the three months ended March 31, 2021 and 250,432 shares of common stock were granted to employees during the three months ended March 31, 2020. The options granted become exercisable in three annual increments over a three-year period beginning on the grant date and expire 10 years subsequent to the grant date.

A total of 316,974 and 277,449 restricted stock units were issued by the Company to employees during the three months ended March 31, 2021 and 2020, respectively. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date.

A total of 203,697 and 321,599 performance shares units were issued by the Company to employees during the three months ended March 31, 2021 and 2020, respectively. Performance share units vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance share units granted in 2021 are weighted 60% on the 3-year average of the Company’s adjusted EBITDA percentage from 2021 to 2023 and 40% on non-new machines sales as of the year ended December 31, 2023. The 2021 performance share units include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted. The performance goals for the performance shares granted in 2020 are based 100% on the 3-year average of the Company’s adjusted EBITDA percentage from continuing operations from 2020 to 2022 with a +/-20% modifier based on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

The Company issued a total of 56,672 and 77,608 equity grants to directors during the three months ended March 31, 2021 and 2020, respectively.  The 2021 and 2020 equity compensation awards vested immediately upon the grant date.

17. Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance as the source of the Company’s reportable operating segments.

The Company has three reportable segments: Americas, EURAF, and MEAP. The Americas operating segment includes the North America and South America continents. The EURAF operating segment includes Europe and Africa continents, excluding the Middle East region. The MEAP operating segment includes the Asia and Australia continents and the Middle East region.

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

The following table shows information by reportable segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net Sales
Americas	$140.1	$156.2
EURAF	154.5	122.9
MEAP	59.7	50.1
Total	$354.3	$329.2
Segment Operating Income
Americas	$7.0	$9.1
EURAF	6.3	(0.4)
MEAP	6.8	6.3
Total	$20.1	$15.0
Depreciation
Americas	$3.9	$4.0
EURAF	4.9	3.8
MEAP	0.5	0.5
Corporate	0.7	0.7
Total	$10.0	$9.0
Capital Expenditures
Americas	$0.8	$0.3
EURAF	6.9	3.3
MEAP	0.2	—
Corporate	0.1	—
Total	$8.0	$3.6

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31,
	2021	2020
Segment operating income	$20.1	$15.0
Unallocated corporate expenses	(9.4)	(9.3)
Total operating income	$10.7	$5.7

Net sales by geographic area for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31,
	2021	2020
United States	$121.3	$142.7
Europe	148.2	119.5
Other	84.8	67.0
Total net sales	$354.3	$329.2

Net sales by product for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31,
	2021	2020
New crane sales	$243.5	$232.1
Used crane sales, aftermarket parts and other sales*	110.8	97.1
Total net sales	$354.3	$329.2

*Other sales consist of miscellaneous services such as training and field service work.

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

As of March 31, 2021, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of March 31, 2021, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves, recorded within other liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 were $9.7 million and $9.2 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of March 31, 2021 and December 31, 2020, the Company had reserves of $59.9 million and $63.2 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve legal matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 19, “Guarantees,” for further information.

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

19.  Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 - “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of March 31, 2021 and December 31, 2020 was $40.9 million and $35.9 million, respectively.  The total amount of buyback commitments given by the Company and outstanding as of March 31, 2021 and December 31, 2020 was $33.5 million and $31.7 million, respectively.  These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2030. The Company also has various loss guarantees with maximum liabilities of $30.7 million and $31.8 million as of March 31, 2021 and December 31, 2020, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its standard warranty period at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of March 31, 2021 and December 31, 2020 was $6.3 million and $6.2 million, respectively. Below is a table summarizing the warranty activity for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$63.2	$60.6
Accruals for warranties issued during the period	5.8	8.6
Settlements made (in cash or in kind) during the period	(8.0)	(8.8)
Currency translation	(1.1)	(0.7)
Balance at end of period	$59.9	$59.7

Included in the warranty balance as of March 31, 2021 and December 31, 2020 is $12.5 million and $13.0 million, respectively, of long-term warranty which is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

20.  Restructuring

During the three months ended March 31, 2021 and 2020, the Company recorded $(0.1) million and $1.5 million of restructuring (income) expense, respectively. Expense for the three months ended March 31, 2020, related primarily to headcount reductions in Europe.

The following is a rollforward of the Company's restructuring accrual, which is included within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Balance at beginning of period	$5.3	$2.0
Restructuring (income) expenses	(0.1)	1.5
Use of reserve	(1.5)	(1.1)
Reserve reclassification	—	—
Currency translation	0.2	—
Balance at end of period	$3.9	$2.4

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

In March 2021, the Company applied provisions from the American Rescue Plan Act of 2021 (“the Act”) that changed the interest rates used to calculate the U.S. pension plans funded status. The Company elected to apply the new interest rates in the Act back to 2020, which has resulted in no minimum contributions to the U.S. pension plan for 2021.

The components of periodic benefit cost for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31, 2021
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.6	$—
Interest cost of projected benefit obligations	0.7	0.3	—
Expected return on plan assets	(1.2)	(0.3)	—
Amortization of prior service cost	—	—	(0.7)
Amortization of actuarial net loss	0.8	0.5	—
Net periodic benefit cost	$0.3	$1.1	$(0.7)

	Three Months Ended March 31, 2020
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$0.1
Interest cost of projected benefit obligations	1.0	0.4	0.1
Expected return on plan assets	(1.3)	(0.2)	—
Amortization of prior service cost	—	—	(0.7)
Amortization of actuarial net loss	0.7	0.4	—
Net periodic benefit cost	$0.4	$1.1	$(0.5)

The components of net periodic benefit cost other than the service cost component are included in other expense - net in the Condensed Consolidated Statement of Operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, including the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to:

•

The negative impacts COVID-19 has had and will continue to have on Manitowoc’s business, financial condition, cash flows, results of operations and supply chain, as well as customer demand. (including future uncertain impacts);

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

•	realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those savings, synergies, and options;
•	the ability to generate cash and manage working capital consistent with Manitowoc’s stated goals;
•	the ability to convert orders and order activity into sales and the timing of those sales;
•	the ability to direct resources to those areas that will deliver the highest returns;
•	unexpected issues associated with the availability and viability of suppliers;

•	the Company’s ability to attract and retain qualified personnel;
•	the replacement cycle of technologically obsolete products;
•	natural disasters, other weather events, epidemics, pandemics and other public health crises disrupting commerce in one or more regions of the world;
•	the ability of Manitowoc's customers to receive financing;
•	the ability to focus and capitalize on product quality and reliability;
•	risks associated with manufacturing or design defects;
•	unexpected issues associated with the quality of materials, components and products sourced from third parties and the ability to successfully resolve those issues;
•	changes in laws throughout the world;
•	failure to comply with regulatory requirements related to the products the Company sells;
•	risks associated with data security and technological systems and protections;
•	the inability to defend against potential infringement claims on intellectual property rights;
•	impairment of goodwill and/or intangible assets;
•	foreign currency fluctuation and its impact on reported results;
•	potential delays or failures to implement specific initiatives within the Company’s restructuring programs;
•	the ability to complete and appropriately integrate acquisitions, divestitures, strategic alliances, joint ventures, or other significant transactions;
•	issues related to workforce reductions and potential subsequent rehiring;
•	the ability to sell products through distributors and other third parties;
•	work stoppages, labor negotiations, labor rates, and temporary labor costs;
•	risks associated with high debt leverage;
•	unanticipated issues affecting the effective tax rate for the year;
•	acts of terrorism; and
•

other risk factors detailed in Manitowoc's 2020 Annual Report on Form 10-K, as such may be amended or supplemented in Manitowoc’s subsequently filed Quarterly Reports on 10-Q (including this report), and its other filings with the United States Securities and Exchange Commission.

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

COVID-19 Pandemic

The Company has seen orders and backlog improve in the first quarter of 2021 in all three segments.  There is optimism that this improvement will continue through 2021 as the global economy recovers from the COVID-19 pandemic. However, there remains uncertainty regarding additional impacts the pandemic will have on the Company’s results of operations due to potential future outbreaks and/or government mandated lockdowns.

The Company continues to monitor the impacts the COVID-19 pandemic is having on the global supply chain and is working closely with its global supplier network to ensure there is adequate materials to meet current customer demand.

The future extent of the COVID-19 pandemic impact on the Company’s financial results is dependent on a number of factors, including the length of the pandemic, associated government actions and the related effect on the global economy and markets in which the Company serves, all of which are uncertain and cannot be predicted.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Dollar Change	Percentage Change
Net Sales
Americas	$140.1	$156.2	$(16.1)	(10.3)%
EURAF	154.5	122.9	31.6	25.7%
MEAP	59.7	50.1	9.6	19.2%

Segment Operating Income (Loss)
Americas	$7.0	$9.1	$(2.1)	(23.1)%
EURAF	6.3	(0.4)	6.7	*
MEAP	6.8	6.3	0.5	7.9%

Americas

Americas net sales decreased 10.3% for three months ended March 31, 2021 to $140.1 million from $156.2 million for the three months ended March 31, 2020. The decrease was primarily due to lower shipments of cranes for the energy and commercial construction end markets and a reduced level of aftermarket sales due to lower crane utilization.

Americas operating income decreased 23.1% for the three months ended March 31, 2021 to $7.0 million from $9.1 million for the three months ended March 31, 2020. The decrease was primarily due to lower volume of crane shipments and aftermarket sales, increased legal costs and short-term incentive compensation costs. This was partially offset by expenses related to the triennial ConExpo tradeshow held in March 2020.

EURAF

EURAF net sales increased 25.7% for the three months ended March 31, 2021 to $154.5 million from $122.9 million for the three months ended March 31, 2020. The increase was primarily due to higher shipments of cranes for the commercial construction end market. EURAF net sales was favorably impacted by approximately $11.8 million from changes in foreign currency exchange rates.

EURAF operating income was $6.3 million for the three months ended March 31, 2021 compared to an operating loss of $0.4 million for the three months ended March 31, 2020, an increase of $6.7 million. The increase was primarily due to higher volume of crane shipments. Operating income was favorably impacted by approximately $1.3 million from changes in foreign currency exchange rates.

MEAP

MEAP net sales increased 19.2% for the three months ended March 31, 2021 to $59.7 million from $50.1 million for the three months ended March 31, 2020. The increase was primarily due to higher shipments of cranes for the commercial construction end market. MEAP net sales was favorably impacted by approximately $3.7 million from changes in foreign currency exchange rates.

MEAP operating income increased 7.9% for the three months ended March 31, 2021 to $6.8 million from $6.3 million for the three months ended March 31, 2020. The increase was primarily due to higher volume of crane shipments.

Results of Operations for the Quarters Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020	2021 to 2020 % Change
Orders	$473.6	$375.0	26.3%
Backlog	662.5	520.9	27.2%
Net sales	354.3	329.2	7.6%
Gross profit	68.4	63.2	8.2%
Gross profit %	19.3%	19.2%
Engineering, selling and administrative expenses	57.7	55.9	3.2%
Restructuring (income) expense	(0.1)	1.5	*
Interest expense	7.1	7.2	(1.4)%
Amortization of deferred financing fees	0.4	0.4	—
Other expense - net	2.1	4.0	47.5%
Provision for income taxes	4.2	1.9	*
*Measure not meaningful

Orders and Backlog

Orders for three months ended March 31, 2021 increased 26.3% to $473.6 million from $375.0 million for the three months ended March 31, 2020. The increase was mainly due to an increase in market demand in all regions. Orders were favorably impacted by approximately $20.8 million due to changes in foreign currency exchange rates.

As of March 31, 2021, total backlog was $662.5 million, a 22.0% increase from the December 31, 2020 backlog of $543.2 million, and a 27.2% increase from the March 31, 2020 backlog of $520.9 million. Backlog was favorably impacted by approximately $21.6 million year over year and unfavorably impacted by approximately $14.0 million from December 31, 2020, due to changes in foreign currency exchange rates.

Net Sales

Net sales for the three months ended March 31, 2021 increased 7.6% to $354.3 million from $329.2 million for the three months ended March 31, 2020. This increase was primarily attributable to higher shipments of cranes in the EURAF and MEAP regions, partially offset by lower shipments of cranes in the Americas region. Net sales were favorably impacted by $15.4 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended March 31, 2021 was $68.4 million, an increase of $5.2 million compared to $63.2 million for the three months ended March 31, 2020. This increase was mainly due to the increase in sales volume and $3.8 million of favorable changes in foreign currency exchange rates.

Gross profit percentage remained flat year-over-year.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased 3.2% to $57.7 million for the three months ended March 31, 2021 compared to $55.9 million for the three months ended March 31, 2020. This increase was primarily due to higher short-term incentive compensation costs, partially offset by lower tradeshow costs related to the triennial ConExpo trade show in March 2020. Engineering, selling and administrative expenses were higher by $2.3 million from changes in foreign currency exchange rates.

Restructuring (Income) Expense

During the three months ended March 31, 2021 and 2020, the Company recorded $(0.1) million and $1.5 million of restructuring (income) expense, respectively. Expense for the three months ended March 31, 2020 related primarily to headcount reductions in Europe.

Interest Expense

Interest expense for the three months ended March 31, 2021 totaled $7.1 million compared to $7.2 million for the three months ended March 31, 2020. Interest expense was flat year-over-year due to a consistent effective interest rate and amount of debt outstanding. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Other Expense - Net

Other expense – net for the three months ended March 31, 2021 was $2.1 million. Other expense – net was primarily composed of $1.7 million of foreign currency exchange losses and $0.2 million of pension benefit and postretirement health costs.

Other expense – net for three months ended March 31, 2020 was $4.0 million. Other expense – net was primarily composed of $3.9 million of foreign currency exchange losses and $0.4 million of pension benefit and postretirement health costs.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2021 was $4.2 million compared to $1.9 million for the three months ended March 31, 2020. The increase relates primarily to higher pretax income and a change in the jurisdictional mix of income compared to the previous year. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used for) operating activities	$40.8	$(78.6)
Net cash used for investing activities	(8.0)	(3.5)
Net cash used for financing activities	—	(12.4)
Cash and cash equivalents	158.5	103.6

Cash Flows From Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2021 were $40.8 million and were primarily driven by a net decrease in working capital. The decrease in working capital resulted primarily from collections of accounts receivable balances.

Cash flows used for operating activities for the three months ended March 31, 2020 were $78.6 million and were primarily driven by a net increase in working capital of $83.6 million. The increase in working capital primarily resulted from an increase in inventory of $88.5 million from December 31, 2019 and payments of incentive compensation earned in the prior year. The increase in inventory is consistent with the Company’s history of building inventory in anticipation of the summer construction season in the northern hemisphere. This was partially offset by a $5.0 million increase in net income excluding adjustments to reconcile net loss to operating cash flows from operating activities.

Cash Flows From Investing Activities

Cash flows used for investing activities were $8.0 million for the three months ended March 31, 2021 and consisted of capital expenditures.

Cash flows used for investing activities were $3.5 million for the three months ended March 31, 2020 and consisted of $3.6 million of capital expenditures partially offset by $.01 million of proceeds from the sale of property, plant and equipment.

Cash Flows From Financing Activities

Cash flows used for financing activities were zero for the three months ended March 31, 2021 and consisted of $0.8 million of payments of other debt offset by $0.8 million of cash received from the exercise of stock options.

Cash flows used for financing activities were $12.4 million for the three months ended March 31, 2020 and consisted primarily of $12.0 million of repurchases of common stock and $0.5 million of payments on other debt.

Liquidity and Capital Resources

The Company’s liquidity position as of March 31, 2021 and December 31, 2020 is summarized as follows:

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$158.5	$128.7
Revolver borrowing capacity	243.2	243.8
Other debt availability	44.6	42.2
Less: Borrowings on revolver	—	—
Less: Outstanding letters of credit	(3.0)	(3.0)
Total liquidity	$443.3	$411.7

The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs in the subsequent twelve months.

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

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe and China. There are six facilities, of which four facilities are denominated in Euros totaling €26.0 million, one facility denominated in US dollars totaling $9.5 million, and one denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of March 31, 2021 for the six overdraft facilities is $44.6 million.

Debt

Outstanding debt as of March 31, 2021 and December 31, 2020 is summarized as follows:

	March 31, 2021	December 31, 2020
Senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2026	300.0	300.0
Other debt	13.8	14.7
Deferred financing costs	(3.6)	(3.8)
Total debt	310.2	310.9
Short-term borrowings and current portion of long-term debt	(10.1)	(10.5)
Long-term debt	$300.1	$300.4

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

Non-GAAP Measures

The Company uses EBITDA, adjusted EBITDA and adjusted operating income, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. The Company defines EBITDA as net loss before interest, taxes, depreciation and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback of certain restructuring and other charges. The Company defines adjusted operating income as adjusted EBITDA excluding the addback of depreciation and amortization. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

The reconciliation of net loss to EBITDA, and further to adjusted EBITDA and to adjusted operating income and operating income for the three months ended March 31, 2021 and 2020 and trailing twelve months, are summarized as follows:

	Three Months Ended March 31,		Trailing Twelve
	2021	2020	Months
Net loss	$(3.1)	$(7.8)	$(14.4)
Interest expense and amortization of deferred financing fees	7.5	7.6	30.5
Provision for income taxes	4.2	1.9	19.4
Depreciation expense	10.0	9.0	38.2
Amortization of intangible assets	0.1	0.1	0.3
EBITDA	18.7	10.8	74.0
Restructuring (income) expense	(0.1)	1.5	5.4
Other non-recurring charges (1)	0.4	—	0.4
Other expense - net (2)	2.1	4.0	8.1
Adjusted EBITDA	21.1	16.3	87.9
Depreciation expense	(10.0)	(9.0)	(38.2)
Amortization of intangible assets	(0.1)	(0.1)	(0.3)
Adjusted operating income	11.0	7.2	49.4
Restructuring income (expense)	0.1	(1.5)	(5.4)
Other non-recurring charges (1)	(0.4)	—	(0.4)
Operating income	$10.7	$5.7	$43.6

(1)

Other non-recurring charges for the three months ended March 31, 2021 relate to one-time costs included in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations

(2)	Other expense - net includes net foreign currency exchange gains (losses), other components of net periodic pension costs, costs associated with legal matters and other miscellaneous items.

The Company uses free cash flows, which is a financial measure that is not prepared in accordance with GAAP, as an additional metric to evaluate the Company’s performance. Free cash flows is defined as net cash provided by (used for) operating activities less capital expenditures. Free cash flows for the three months ended March 31, 2021 and 2020 are summarized as follows:

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used for) operating activities	$40.8	$(78.6)
Capital expenditures	(8.0)	(3.6)
Free cash flows	$32.8	$(82.2)

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since the 2020 Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2020 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk disclosures have not materially changed since the 2020 Form 10-K was filed.  The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 12, 2021.

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

Date: May 6, 2021	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principle Executive Officer)

/s/ David J. Antoniuk
David J. Antoniuk
Executive Vice President and Chief Financial Officer
(Principle Financial Officer)

/s/ Brian P. Regan
Brian P. Regan
Vice President and Corporate Controller
(Principle Accounting Officer)