Form 10-Q
period 2021-06-30
MANITOWOC CO INC
filed 2021-08-06
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of June 30, 2021, the registrant had 35,005,241 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

($ in millions, except per-share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$463.6	$328.3	$817.9	$657.5
Cost of sales	373.2	279.9	659.1	545.9
Gross profit	90.4	48.4	158.8	111.6
Operating costs and expenses:
Engineering, selling and administrative expenses	63.6	49.7	121.3	105.6
Amortization of intangible assets	0.1	0.1	0.2	0.2
Restructuring (income) expense	—	0.2	(0.1)	1.7
Total operating costs and expenses	63.7	50.0	121.4	107.5
Operating income (loss)	26.7	(1.6)	37.4	4.1
Other income (expense):
Interest expense	(7.3)	(7.2)	(14.4)	(14.4)
Amortization of deferred financing fees	(0.3)	(0.3)	(0.7)	(0.7)
Other income (expense) - net	2.8	(2.9)	0.7	(6.9)
Total other expense - net	(4.8)	(10.4)	(14.4)	(22.0)
Income (loss) before income taxes	21.9	(12.0)	23.0	(17.9)
Provision for income taxes	4.0	0.7	8.2	2.6
Net income (loss)	$17.9	$(12.7)	$14.8	$(20.5)

Per Share Data
Basic income (loss) per common share	$0.51	$(0.37)	$0.42	$(0.59)

Diluted income (loss) per common share	$0.50	$(0.37)	$0.42	$(0.59)

Weighted average shares outstanding - basic	34,903,657	34,519,889	34,856,950	34,827,582
Weighted average shares outstanding - diluted	35,602,042	34,519,889	35,460,779	34,827,582

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$17.9	$(12.7)	$14.8	$(20.5)
Other comprehensive income (loss), net of income tax
Unrealized gain (loss) on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(0.2)	0.1	(0.2)	0.1
Employee pension and postretirement benefit income (expense), net of income tax benefit of $0.0, $0.3, $0.0 and $0.0, respectively	(1.2)	0.6	(1.8)	1.8
Foreign currency translation adjustments, net of income tax benefit (provision) of $(0.5), $(1.1), $2.7 and $(3.8), respectively	—	8.6	(10.0)	(5.0)
Total other comprehensive income (loss), net of income tax	(1.4)	9.3	(12.0)	(3.1)
Comprehensive income (loss)	$16.5	$(3.4)	$2.8	$(23.6)

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2021 and December 31, 2020

(Unaudited)

($ in millions, except per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$158.5	$128.7
Accounts receivable, less allowances of $8.4 and $8.5, respectively	233.7	215.1
Inventories — net	529.7	473.1
Notes receivable — net	12.3	13.6
Other current assets	38.4	35.5
Total current assets	972.6	866.0
Property, plant and equipment — net	282.8	294.3
Operating lease right-of-use assets	33.9	37.9
Goodwill	234.8	235.1
Other intangible assets — net	119.3	121.6
Other non-current assets	38.9	48.6
Total assets	$1,682.3	$1,603.5
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$415.2	$329.4
Short-term borrowings and current portion of long-term debt	3.7	10.5
Product warranties	47.2	50.2
Customer advances	21.0	25.5
Other liabilities	21.0	20.2
Total current liabilities	508.1	435.8
Non-Current Liabilities:
Long-term debt	300.0	300.4
Operating lease liabilities	25.2	28.4
Deferred income taxes	3.6	5.9
Pension obligations	88.9	89.3
Postretirement health and other benefit obligations	13.1	14.0
Long-term deferred revenue	32.0	32.4
Other non-current liabilities	55.2	53.8
Total non-current liabilities	518.0	524.2
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,005,241 and 34,580,638 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	600.1	595.1
Accumulated other comprehensive loss	(109.5)	(97.5)
Retained earnings	231.7	216.9
Treasury stock, at cost (5,788,742 and 6,213,345 shares, respectively)	(66.5)	(71.4)
Total stockholders' equity	656.2	643.5
Total liabilities and stockholders' equity	$1,682.3	$1,603.5

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2021 and 2020

(Unaudited)

($ in millions)

	Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$14.8	$(20.5)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation	19.7	18.1
Amortization of intangible assets	0.2	0.2
Amortization of deferred financing fees	0.7	0.7
Deferred income taxes	1.0	—
Gain on sale of property, plant and equipment	(0.1)	—
Net unrealized foreign currency transaction (gains) losses	(0.8)	5.8
Stock-based compensation expense	4.8	5.9
Other	3.6	—
Changes in operating assets and liabilities:
Accounts receivable	(15.5)	(6.4)
Inventories	(62.2)	(73.4)
Notes receivable	3.9	5.6
Other assets	(11.4)	(12.2)
Accounts payable	85.4	(6.5)
Accrued expenses and other liabilities	5.6	(16.0)
Net cash provided by (used for) operating activities	49.7	(98.7)
Cash Flows from Investing Activities:
Capital expenditures	(15.4)	(8.0)
Proceeds from sale of fixed assets	0.1	0.1
Net cash used for investing activities	(15.3)	(7.9)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	—	50.0
Other debt - net	(7.8)	(1.5)
Exercises of stock options	5.2	0.1
Common stock repurchases	—	(12.0)
Net cash provided by (used for) financing activities	(2.6)	36.6
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(1.0)
Net increase (decrease) in cash and cash equivalents	29.8	(71.0)
Cash and cash equivalents at beginning of period	128.7	199.3
Cash and cash equivalents at end of period	$158.5	$128.3

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and six months ended June 30, 2021 and 2020

(Unaudited)

($ in millions, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$596.4	$593.7	$595.1	$592.2
Stock options exercised and issuance of other stock awards	1.4	(0.2)	0.2	(2.1)
Stock-based compensation	2.3	2.5	4.8	5.9
Balance at end of period	$600.1	$596.0	$600.1	$596.0
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(108.1)	$(133.4)	$(97.5)	$(121.0)
Other comprehensive income (loss)	(1.4)	9.3	(12.0)	(3.1)
Balance at end of period	$(109.5)	$(124.1)	$(109.5)	$(124.1)
Retained Earnings
Balance at beginning of period	$213.8	$228.2	$216.9	$236.2
Adoption of accounting standards update	—	—	—	(0.2)
Net income (loss)	17.9	(12.7)	14.8	(20.5)
Balance at end of period	$231.7	$215.5	$231.7	$215.5
Treasury Stock
Balance at beginning of period	$(69.5)	$(72.2)	$(71.4)	$(61.9)
Stock options exercised and issuance of other stock awards	3.0	0.1	4.9	1.8
Common stock repurchases	—	—	—	(12.0)
Balance at end of period	$(66.5)	$(72.1)	$(66.5)	$(72.1)
Total equity	$656.2	$615.7	$656.2	$615.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2021 and 2020

1.  Accounting Policies and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc” and the “Company”) was founded in 1902 and has over a 118-year tradition of providing high-quality, customer-focused products and support services to its markets. Manitowoc is one of the world’s leading providers of engineered lifting solutions. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, and supports comprehensive product lines of mobile hydraulic cranes, tower cranes, lattice-boom crawler cranes, and boom trucks under the Grove, Manitowoc, National Crane, Potain, and Shuttlelift brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure and residential construction end markets. Additionally, the Company leverages its installed base of approximately 152,000 cranes to provide aftermarket parts and services to enable its customers to manage their fleets more effectively and improve their return on investment. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc’s aftermarket support operations provides the Company with a consistent stream of recurring revenue. The Company continues to expand its tower crane rental fleet in the Europe and Africa (“EURAF”) segment to directly service its customers in the region.

The Company has three reportable segments, the Americas segment, the EURAF segment and the Middle East and Asia Pacific (“MEAP”) segment. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Note 17, “Segments” for additional information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of operations, comprehensive income (loss) and equity for the three and six months ended June 30, 2021 and 2020, the cash flows for the same six-month periods and the balance sheet as of June 30, 2021 and December 31, 2020, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2020. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation. All amounts, except share and per share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

Impact of COVID-19 Pandemic

The uncertainty of the future impact of the COVID-19 pandemic may have an adverse effect on our business, which could include continuing or new restrictions on the Company’s access to its facilities or on its support operations or workforce, or similar limitations impacting its customers, dealers and suppliers. The extent to which the COVID-19 pandemic impacts the Company’s business, financial condition, results of operations, cash flows and/or liquidity may differ from management’s current estimates due to this uncertainty.

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

3. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the related performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$21.6	$21.0	$25.5	$25.8
Cash received in advance of satisfying performance obligations	29.3	15.9	59.8	44.8
Revenue recognized	(30.1)	(21.6)	(64.2)	(54.1)
Currency translation	0.2	0.5	(0.1)	(0.7)
Balance at end of period	$21.0	$15.8	$21.0	$15.8

Disaggregation of the Company’s revenue sources are disclosed in Note 17, “Segments.”

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) that were accounted for at fair value as of June 30, 2021 and December 31, 2020.

	Fair Value as of June 30, 2021
	Level 1	Level 2	Level 3	Total	Recognized Location
Forward currency exchange contracts	$—	$0.1	$—	$0.1	Other current assets
Foreign currency exchange contracts	—	0.4	—	0.4	Accounts payable and accrued expenses

Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total	Recognized Location
Forward currency exchange contracts	$—	$—	$—	$—	Other current assets
Forward currency exchange contracts	—	—	—	—	Accounts payable and accrued expenses

The fair value of the senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $326.9 million as of June 30, 2021. See Note 11, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of June 30, 2021 and December 31, 2020, due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the currency risks associated with forecasted transactions and assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the three and six months ended June 30, 2021 and 2020, respectively.

The Company had FX Forward Contracts with an aggregate notional amount of $18.1 million and $9.3 million in U.S. dollar equivalent outstanding as of June 30, 2021 and December 31, 2020, respectively. The aggregate notional amount outstanding as of June 30, 2021 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. As of June 30, 2021 and December 31, 2020, the net fair value of these contracts was a net short-term liability of $0.3 million and a net zero balance, respectively. There was $0.2 million and zero unrealized gains (losses), net of income tax, recorded in accumulated other comprehensive loss as of June 30, 2021 and December 31, 2020, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statement of Operations for FX Forward Contracts for the three and six months ended June 30, 2021 and June 30, 2020 are summarized as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Recognized Location	2021	2020	2021	2020
Designated	Cost of sales	$0.1	$(0.2)	$0.1	$(0.3)
Non-Designated	Other income (expense) - net	$(0.2)	$0.4	$(0.4)	$0.4

6.  Inventories

The components of inventories as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
Raw materials	$154.8	$114.9
Work-in-process	140.0	105.5
Finished goods	289.5	305.8
Total inventories	584.3	526.2
Excess and obsolete inventory reserve	(54.6)	(53.1)
Inventories — net	$529.7	$473.1

7.  Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of amounts due. Long-term notes receivable is included within other non-current assets on the Condensed Consolidated Balance Sheets. Current and long-term notes receivable balances primarily relate to the Company’s captive finance entity in China. The Company had a long-term note receivable balance related to the 2014 sale of Manitowoc Dong Yue. During the second quarter of 2021, the Company recorded $3.6 million of expense in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations to fully reserve for the remaining net value of the note with Manitowoc Dong Yue. As of June 30, 2021, the Company had current and long-term notes receivable in the amount of $12.3 million and $6.7 million, respectively. As of December 31, 2020, the Company had current and long-term notes receivable in the amount of $13.6 million and $12.7 million, respectively.

8.  Property, Plant and Equipment

The components of property, plant and equipment as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
Land	$19.9	$20.3
Building and improvements	201.5	203.7
Machinery, equipment and tooling	292.0	292.6
Furniture and fixtures	14.8	21.0
Computer hardware and software	125.6	119.3
Rental cranes	75.3	90.2
Construction in progress	11.3	9.0
Total cost	740.4	756.1
Less accumulated depreciation	(457.6)	(461.8)
Property, plant and equipment — net	$282.8	$294.3

Property, plant and equipment are depreciated over the asset’s estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Assets Held for Sale

As of June 30, 2021 and December 31, 2020, the Company had $3.2 million and $3.3 million, respectively, classified as other current assets in the Condensed Consolidated Balance Sheets related to assets held for sale for a building and land in Fanzeres, Portugal.

9.  Goodwill and Other Intangible Assets

The Company performs its annual goodwill and indefinite lived assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no impairment indicators since the fourth quarter of 2020; therefore, no impairment review has occurred as of June 30, 2021.

The changes in the carrying amount of goodwill as of June 30, 2021 and December 31, 2020 are summarized as follows:

	Americas	MEAP	Consolidated
Balance as of January 1, 2020	$166.5	$66.0	$232.5
Foreign currency impact	—	2.6	2.6
Balance as of December 31, 2020	166.5	68.6	235.1
Foreign currency impact	—	(0.3)	(0.3)
Balance as of June 30, 2021	$166.5	$68.3	$234.8

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite lived intangible assets:
Customer relationships	$9.8	$(8.6)	$1.2	$9.9	$(8.6)	$1.3
Patents	30.5	(29.7)	0.8	31.0	(30.3)	0.7
Total	40.3	(38.3)	2.0	40.9	(38.9)	2.0
Indefinite lived intangible assets:
Trademarks and tradenames	98.2	—	98.2	100.0	—	100.0
Distribution network	19.1	—	19.1	19.6	—	19.6
Total	117.3	—	117.3	119.6	—	119.6
Total other intangible assets	$157.6	$(38.3)	$119.3	$160.5	$(38.9)	$121.6

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended June 30, 2021 and 2020 was $0.1 million. Amortization expense for the six months ended June 30, 2021 and 2020 was $0.2 million.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was not a triggering event as of June 30, 2021.

10.  Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
Trade accounts payable	$256.1	$178.1
Employee-related expenses	49.6	38.5
Accrued vacation	25.6	22.4
Miscellaneous accrued expenses	83.9	90.4
Total accounts payable and accrued expenses	$415.2	$329.4

11.  Debt

Outstanding debt as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021	December 31, 2020
Borrowings under senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2026	300.0	300.0
Other	7.2	14.7
Deferred financing costs	(3.5)	(3.8)
Total debt	303.7	310.9
Short-term borrowings and current portion of long-term debt	(3.7)	(10.5)
Long-term debt	$300.0	$300.4

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

On June 17, 2021, the Company amended its ABL Credit Agreement to adjust certain negative covenants reducing restrictions on the Company’s ability to expand its rental business.

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

As of June 30, 2021, the Company had other indebtedness outstanding of $7.2 million that had a weighted-average interest rate of approximately 3.00%. This debt includes balances on local credit lines and other financing arrangements.

As of June 30, 2021 and December 31, 2020 the Company had no borrowings outstanding under the ABL Revolving Credit Facility. As of June 30, 2021, the spreads for LIBOR and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $250.6 million, which represents revolver borrowing capacity of $253.6 million less U.S. letters of credit outstanding of $3.0 million.

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

As of June 30, 2021, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12.  Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with maximum availability of €55.0 million and one U.S. accounts receivable financing program with maximum availability of $35.0 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold receivables are collected. During the six months ended June 30, 2021, the Company sold $111.0 million of receivables and received cash of $111.0 million. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing.”

13.  Income Taxes

For the three months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes of $4.0 million and $0.7 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes of $8.2 million and $2.6 million, respectively. The year-over-year increase in the Company’s provision for income taxes for the three and six months ended June 30, 2021 primarily related to a change in the jurisdictional mix of pre-tax income compared to the previous year and a discrete tax benefit recorded in 2020 related to an amended 2018 U.S. tax return filed.

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

The Company’s unrecognized tax benefits, excluding interest and penalties, were $20.2 million and $20.1 million as of June 30, 2021 and December 31, 2020, respectively.

14.  Net Income (Loss) Per Share

The following is a reconciliation of the weighted average common shares outstanding used to compute basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	34,903,657	34,519,889	34,856,950	34,827,582
Effect of dilutive securities - stock awards	698,385	—	603,829	—
Diluted weighted average common shares outstanding	35,602,042	34,519,889	35,460,779	34,827,582

Equity incentive instruments for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 337,541 and 444,998 common shares were excluded from diluted weighted average common shares outstanding for the three and six months ended June 30, 2021. Due to the net loss during the three and six months ended June 30, 2020, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the net diluted income (loss) per share calculations for those periods.

No cash dividends were declared or paid during the three and six months ended June 30, 2021 and 2020.

15.  Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock.  None of the preferred shares have been issued.

As of June 30, 2021, the Company had authorization from the Board of Directors to purchase up to $30.0 million of the Company’s common stock at management’s discretion. As of June 30, 2021, the Company had $10.6 million remaining under this authorization.

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the three months ended June 30, 2021 and 2020 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of March 31, 2020	$—	$(38.7)	$(94.7)	$(133.4)
Other comprehensive income (loss) before reclassifications	(0.1)	0.5	8.6	9.0
Amounts reclassified from accumulated other comprehensive income	0.2	0.1	—	0.3
Net other comprehensive income	0.1	0.6	8.6	9.3
Balance as of June 30, 2020	$0.1	$(38.1)	$(86.1)	$(124.1)

Balance as of March 31, 2021	$—	$(48.5)	$(59.6)	$(108.1)
Other comprehensive loss before reclassifications	(0.1)	(1.6)	—	(1.7)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	0.4	—	0.3
Net other comprehensive loss	(0.2)	(1.2)	—	(1.4)
Balance as of June 30, 2021	$(0.2)	$(49.7)	$(59.6)	$(109.5)

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the six months ended June 30, 2021 and 2020 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2019	$—	$(39.9)	$(81.1)	$(121.0)
Other comprehensive income (loss) before reclassifications	(0.2)	1.0	(5.0)	(4.2)
Amounts reclassified from accumulated other comprehensive income	0.3	0.8	—	1.1
Net other comprehensive income (loss)	0.1	1.8	(5.0)	(3.1)
Balance as of June 30, 2020	$0.1	$(38.1)	$(86.1)	$(124.1)

Balance as of December 31, 2020	$—	$(47.9)	$(49.6)	$(97.5)
Other comprehensive loss before reclassifications	(0.1)	(2.8)	(10.0)	(12.9)
Amounts reclassified from accumulated other comprehensive income (loss)	(0.1)	1.0	—	0.9
Net other comprehensive loss	(0.2)	(1.8)	(10.0)	(12.0)
Balance as of June 30, 2021	$(0.2)	$(49.7)	$(59.6)	$(109.5)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$0.1	$(0.2)	$0.1	$(0.3)		Cost of sales
Total before income taxes	0.1	(0.2)	0.1	(0.3)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$0.1	$(0.2)	$0.1	$(0.3)
Amortization of pension and postretirement items
Actuarial losses	$(1.1)	$(1.1)	$(2.4)	$(2.2)	(a)	Other income (expense) - net
Amortization of prior service cost	0.7	0.7	1.4	1.4	(a)	Other income (expense) - net
Total before income taxes	(0.4)	(0.4)	(1.0)	(0.8)
Benefit for income taxes	—	0.3	—	—
Total, net of income taxes	$(0.4)	$(0.1)	$(1.0)	$(0.8)

Total reclassifications for the period, net of income taxes	$(0.3)	$(0.3)	$(0.9)	$(1.1)

(a)	These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 21, “Employee Benefit Plans,” for further details).

16.  Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2021 is included in the Company’s 2020 Annual Report on Form 10-K. The total number of shares of the Company’s common stock available for awards under the Company’s 2013 Omnibus Incentive Plan (“2013 Plan”) is 7,477,395 shares. The total number of shares of the Company’s common stock still available for award issuance as of June 30, 2021 is 4,179,107 shares.

During the three months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense of $2.3 and $2.5 million, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation of $4.8 million and $5.9 million, respectively. The Company records stock-based compensation in engineering, selling and administrative expense in the Condensed Consolidated Statement of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 Omnibus Incentive Plan.

No options to acquire shares of common stock were granted to employees during the three months ended June 30, 2021 and 2020. Options to acquire zero and 250,432 shares of common stock were granted to employees during the six months ended June 30, 2021 and 2020, respectively. The options granted become exercisable in three annual increments over a three-year period beginning on the grant date and expire 10 years subsequent to the grant date.

During the three months ended June 30, 2021 and 2020, 750 and 28,070 restricted stock units were granted to employees, respectively. A total of 317,724 and 305,519 restricted stock units, respectively, were granted to employees during the six months ended June 30, 2021 and 2020. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date.

During the three months ended June 30, 2021 and 2020, zero and 6,711 performance shares, respectively, were issued to employees. A total of 203,697 and 328,310 performance shares were granted during the six months ended June 30, 2021 and 2020, respectively. Performance shares vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance share units granted in 2021 are weighted 60% on the 3-year average of the Company’s adjusted EBITDA percentage from 2021 to 2023 and 40% on non-new machines sales as of the year ended December 31, 2023. The 2021 performance share units include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted. The performance goals for the performance shares granted in 2020 are based 100% on the 3-year average of the Company’s adjusted EBITDA percentage from continuing operations from 2020 to 2022 with a +/-20% modifier based on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

No equity compensation awards were granted to non-employee directors during the three months ended June 30, 2021 and 2020. A total of 56,672 and 77,608 equity compensation awards were granted to non-employee directors during the six months ended June 30, 2021 and 2020, respectively. The 2021 and 2020 equity compensation awards vested immediately upon issuance at the grant date.

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

The following table shows information by reportable segment for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Sales
Americas	$185.3	$149.6	$325.4	$305.8
EURAF	180.8	135.5	335.3	258.4
MEAP	97.5	43.2	157.2	93.3
Total	$463.6	$328.3	$817.9	$657.5
Segment Operating Income (loss)
Americas	$21.9	$4.8	$28.9	$13.9
EURAF	5.7	(4.4)	12.0	(4.8)
MEAP	9.8	6.6	16.6	12.9
Total	$37.4	$7.0	$57.5	$22.0
Depreciation
Americas	$3.4	$4.0	$7.3	$8.0
EURAF	5.0	3.9	9.9	7.7
MEAP	0.5	0.5	1.0	1.0
Corporate	0.8	0.7	1.5	1.4
Total	$9.7	$9.1	$19.7	$18.1
Capital Expenditures
Americas	$2.1	$1.2	$2.9	$1.5
EURAF	4.8	3.1	11.7	6.4
MEAP	0.5	0.1	0.7	0.1
Corporate	—	—	0.1	—
Total	$7.4	$4.4	$15.4	$8.0

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment operating income	$37.4	$7.0	$57.5	$22.0
Unallocated corporate expenses	(10.7)	(8.6)	(20.1)	(17.9)
Total operating income (loss)	$26.7	$(1.6)	$37.4	$4.1

Net sales by geographic area for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$165.2	$133.5	$286.5	$276.2
Europe	176.7	133.5	324.9	253.0
Other	121.7	61.3	206.5	128.3
Total net sales	$463.6	$328.3	$817.9	$657.5

Net sales by product for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
New crane sales	$343.7	$238.7	$587.2	$470.8
Used crane sales, aftermarket parts and other sales*	119.9	89.6	230.7	186.7
Total net sales	$463.6	$328.3	$817.9	$657.5

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

As of June 30, 2021, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of June 30, 2021, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves, recorded within other liabilities in the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 were $10.0 million and $9.2 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of June 30, 2021 and December 31, 2020, the Company had reserves of $59.5 million and $63.2 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve legal matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 19, “Guarantees,” for further information.

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

The Company is subject to risks and uncertainties as a result of a cybersecurity incident that occurred in June 2021. Due to the cybersecurity incident, the Company experienced delays and disruptions to its business during the quarter ended June 30, 2021. The Company has insurance for these types of matters with a self-insured retention of $100,000 per occurrence. Because the Company is unable at this time to reasonably estimate any insurance recoveries, all associated costs are being expensed as incurred.

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of June 30, 2021 and December 31, 2020 was $35.8 million and $35.9 million, respectively.  The total amount of buyback commitments given by the Company and outstanding as of June 30, 2021 and December 31, 2020 was $37.2 million and $31.7 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2028. The Company also has various loss guarantees with maximum liabilities of $27.6 million and $31.8 million as of June 30, 2021 and December 31, 2020, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its standard warranty period at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of June 30, 2021 and December 31, 2020 was $6.9 million and $6.2 million, respectively. Below is a table summarizing the warranty activity for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$59.9	$59.7	$63.2	$60.6
Accruals for warranties issued during the period	7.6	7.5	13.4	16.1
Settlements made (in cash or in kind) during the period	(8.2)	(7.8)	(16.2)	(16.6)
Currency translation	0.2	0.7	(0.9)	—
Balance at end of period	$59.5	$60.1	$59.5	$60.1

Included in the warranty balance as of June 30, 2021 and December 31, 2020 is $12.2 million and $13.0 million, respectively, of long-term warranty which is recorded in other non-current liabilities on the Condensed Consolidated Balance Sheets.

20.  Restructuring

During the three months ended June 30, 2021 and 2020, the Company recorded zero and $0.2 million of restructuring expense, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded $0.1 million of restructuring income and $1.7 million of restructuring expense, respectively. Restructuring income for the six months ended June 30, 2021 primarily related to adjustments of previously recorded costs associated with headcount reductions in Europe. Expenses for the three and six months ended June 30, 2020 related primarily to costs associated with headcount reductions in Europe.

The following is a rollforward of the Company's restructuring accrual, which is included within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Balance at beginning of period	$3.9	$2.4	$5.3	$2.0
Restructuring (income) expenses	—	0.2	(0.1)	1.7
Use of reserve	(0.8)	(0.7)	(2.3)	(1.8)
Currency translation	—	—	0.2	—
Balance at end of period	$3.1	$1.9	$3.1	$1.9

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

In March 2021, the Company applied provisions from the American Rescue Plan Act of 2021 (the “Act”) that changed the interest rates used to calculate the U.S. pension plans funded status. The Company elected to apply the new interest rates in the Act retroactively to 2020, which has resulted in no required minimum contributions to the U.S. pension plan for 2021.

The components of periodic benefit cost for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.6	$0.1	$—	$0.5	$—
Interest cost of projected benefit obligations	0.7	0.3	0.1	1.0	0.4	0.1
Expected return on plan assets	(1.2)	(0.2)	—	(1.3)	(0.2)	—
Amortization of prior service cost	—	—	(0.7)	—	—	(0.7)
Amortization of actuarial net loss	0.8	0.5	(0.2)	0.7	0.4	—
Net periodic benefit cost	$0.3	$1.2	$(0.7)	$0.4	$1.1	$(0.6)

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$1.2	$0.1	$—	$1.0	$0.1
Interest cost of projected benefit obligations	1.4	0.6	0.1	2.0	0.8	0.2
Expected return on plan assets	(2.4)	(0.5)	—	(2.6)	(0.4)	—
Amortization of prior service cost	—	—	(1.4)	—	—	(1.4)
Amortization of actuarial net loss	1.6	1.0	(0.2)	1.4	0.8	—
Net periodic benefit cost	$0.6	$2.3	$(1.4)	$0.8	$2.2	$(1.1)

The components of net periodic benefit cost other than the service cost component are included in other income (expense) - net in the Condensed Consolidated Statement of Operations.

22. Subsequent Events

On July 19, 2021, the Company entered into a definitive asset purchase agreement with H&E Equipment Services, Inc. (“H&E”) to purchase substantially all the assets and liabilities related to H&E’s crane business in exchange for cash consideration of approximately $130.0 million. The transaction is subject to customary closing conditions and necessary regulatory approvals.

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

COVID-19 Pandemic

The Company’s orders and backlog continued to improve in the second quarter of 2021 in all three segments as the global economy recovers from the COVID-19 pandemic. The future extent of the impact from the COVID-19 pandemic on the Company’s financial results is dependent on a number of factors, including the length of the pandemic, associated additional government actions and the related effect on the global economy and markets in which the Company serves, all of which are uncertain and cannot be predicted.

Cybersecurity Incident

In June 2021, the Company experienced a systems outage that was caused by a cybersecurity incident. The Company engaged an industry-leading third-party information technology firm, forensics specialist and legal counsel to assist with the ongoing investigation into the incident and has since restored systems and operations. Due to the cybersecurity incident, the Company experienced delays and disruptions to its business during the quarter ended June 30, 2021. The Company has insurance for these types of matters with a self-insured retention of $100,000 per occurrence. The Company is currently working with its insurance carrier to determine which costs, if any, will be covered by its insurance policy.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	Dollar Change	Percentage Change	2021	2020	Dollar Change	Percentage Change
Net Sales
Americas	$185.3	$149.6	$35.7	23.9%	$325.4	$305.8	$19.6	6.4%
EURAF	180.8	135.5	45.3	33.4%	335.3	258.4	76.9	29.8%
MEAP	97.5	43.2	54.3	125.7%	157.2	93.3	63.9	68.5%

Segment Operating Income (Loss)
Americas	$21.9	$4.8	$17.1	356.3%	$28.9	$13.9	$15.0	107.9%
EURAF	5.7	(4.4)	10.1	(229.5)%	12.0	(4.8)	16.8	(350.0)%
MEAP	9.8	6.6	3.2	48.5%	16.6	12.9	3.7	28.7%

Americas

Americas net sales increased 23.9% for the three months ended June 30, 2021 to $185.3 million from $149.6 million for the three months ended June 30, 2020. The increase was primarily due to higher shipments of cranes for the energy and commercial construction end markets as compared to the three months ended June 30, 2020, which was impacted by the COVID-19 pandemic. This was partially offset by unfavorable impacts from the cybersecurity incident.

Americas operating income increased $17.1 million for the three months ended June 30, 2021 to $21.9 million from $4.8 million for the three months ended June 30, 2020. The increase was primarily due to increased volume and a favorable mix, partially offset by unfavorable impacts from the cybersecurity incident and higher short-term incentive compensation costs.

Americas net sales increased 6.4% for the six months ended June 30, 2021 to $325.4 million from $305.8 million for the six months ended June 30, 2020. The increase was primarily due to product mix. This was partially offset by unfavorable impacts from the cybersecurity incident.

Americas operating income increased $15.0 million for the six months ended June 30, 2021 to $28.9 million from $13.9 million for the six months ended June 30, 2020. The increase was primarily due to higher net sales, a favorable mix, lower expenses as 2020 included costs related to the triennial ConExpo tradeshow last held in March 2020 and lower warranty costs. This was partially offset by unfavorable impacts from the cybersecurity incident and increased short-term incentive compensation costs.

EURAF

EURAF net sales increased 33.4% for the three months ended June 30, 2021 to $180.8 million from $135.5 million for the three months ended June 30, 2020. The increase was primarily due to higher shipments of cranes for the commercial construction end market as compared to the three months ended June 30, 2020, which was impacted by the COVID-19 pandemic. This was partially offset by unfavorable impacts from the cybersecurity incident. EURAF net sales was favorably impacted by approximately $15.0 million from changes in foreign currency exchange rates.

EURAF operating income (loss) increased $10.1 million for the three months ended June 30, 2021 to income of $5.7 million from a loss of $4.4 million for the three months ended June 30, 2020. The increase was primarily due to higher volume of crane shipments and a favorable mix, partially offset by unfavorable impacts from the cybersecurity incident, increased short-term incentive compensation costs and increased input costs. Operating income was favorably impacted by approximately $1.7 million from changes in foreign currency exchange rates.

EURAF net sales increased 29.8% for the six months ended June 30, 2021 to $335.3 million from $258.4 million for the six months ended June 30, 2020. The increase was primarily due to higher shipments of cranes for the commercial construction end market compared to the six months ended June 30, 2020, which was impacted by the COVID-19 pandemic. This was partially offset by unfavorable impacts from the cybersecurity incident. EURAF net sales was favorably impacted by approximately $26.8 million from favorable changes in foreign currency exchange rates.

EURAF operating income (loss) increased $16.8 million for the six months ended June 30, 2021 to income of $12.0 million from a loss of $4.8 million for the six months ended June 30, 2020. The increase was primarily due to higher volume of crane shipments and a favorable mix, partially offset by unfavorable impacts from the cybersecurity incident, increased short-term incentive compensation costs and increased input costs. Operating income was favorably impacted by approximately $3.0 million from changes in foreign currency exchange rates.

MEAP

MEAP net sales increased 125.7% for the three months ended June 30, 2021 to $97.5 million from $43.2 million for the three months ended June 30, 2020. The increase was primarily due to higher crane shipments within the commercial construction end market compared to the three months ended June 30, 2020, which was impacted by the COVID-19 pandemic. This was partially offset by unfavorable impacts from the cybersecurity incident. Net sales was favorably impacted by approximately $6.2 million from changes in foreign currency exchange rates.

MEAP operating income increased $3.2 million for the three months ended June 30, 2021 to $9.8 million from $6.6 million for the three months ended June 30, 2020. The increase was primarily due to higher volume of crane shipments, partially offset by unfavorable impacts from the cybersecurity incident, increased short-term incentive compensation costs and a $3.6 million loss from a write-off of a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture.

MEAP net sales increased 68.5% for the six months ended June 30, 2021 to $157.2 million from $93.3 million for the six months ended June 30, 2020. The increase was primarily due to higher crane shipments within the commercial construction end market compared to the six months ended June 30, 2020, which was impacted by the COVID-19 pandemic. This was partially offset by unfavorable impacts from the cybersecurity incident. MEAP net sales were favorably impacted by approximately $9.9 million from changes in foreign currency exchange rates.

MEAP operating income increased $3.7 million for the six months ended June 30, 2021 to $16.6 million from $12.9 million for the six months ended June 30, 2020 primarily due to higher volume of crane shipments, partially offset by unfavorable impacts from the cybersecurity incident, increased short-term incentive compensation costs and a $3.6 million loss from a write-off of a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture. MEAP operating income was favorably impacted by approximately $0.3 million from changes in foreign currency exchange rates.

Consolidated Results of Operations for the three and six months ended June 30, 2021 and 2020

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	2021 to 2020 % Change	2021	2020	2021 to 2020 % Change
Orders	$537.2	$237.9	125.8%	$1,010.8	$612.9	64.9%
Backlog	736.1	430.5	71.0%	736.1	430.5	71.0%
Net sales	463.6	328.3	41.2%	817.9	657.5	24.4%
Gross profit	90.4	48.4	86.8%	158.8	111.6	42.3%
Gross profit %	19.5%	14.7%		19.4%	17.0%
Engineering, selling and administrative expenses	63.6	49.7	28.0%	121.3	105.6	14.9%
Restructuring (income) expense	—	0.2	(100.0)%	(0.1)	1.7	(105.9)%
Interest expense	7.3	7.2	1.4%	14.4	14.4	—
Other income (expense) - net	2.8	(2.9)	(196.6)%	0.7	(6.9)	(110.1)%
Provision for income taxes	4.0	0.7	471.4%	8.2	2.6	215.4%
*Measure not meaningful

Orders and Backlog

Orders for the three months ended June 30, 2021 increased 125.8% to $537.2 million from $237.9 million for the same period in 2020. The increase in orders was primarily attributable to higher global demand as the three months ended June 30, 2020 was significantly impacted by the COVID-19 pandemic. Orders were favorably impacted by approximately $21.4 million from favorable changes in foreign currency exchange rates.

Orders for the six months ended June 30, 2021 increased 64.9% to $1,010.8 million from $612.9 million for the same period in 2020. The increase in orders was primarily attributable to higher global demand as the six months ended June 30, 2020 was significantly impacted by the COVID-10 pandemic. Orders were favorably impacted by approximately $42.2 million from favorable changes in foreign currency exchange rates.

As of June 30, 2021, total backlog was $736.1 million, a 71.0% increase from the June 30, 2020 backlog of $430.5 million. Backlog increased across all segments and was favorably impacted by approximately $19.9 million from changes in foreign currency exchange rates.

Net Sales

Net sales for the three months ended June 30, 2021 increased 41.2% to $463.6 million from $328.3 million in the same period in 2020. The increase was primarily from higher crane shipments due to increased demand as compared to the three months ended June 30, 2020, which was impacted by the COVID-19 pandemic. Additionally, the increase was driven by entering the quarter with a higher shippable backlog, partially offset by unfavorable impacts from the cybersecurity incident. Net sales was favorably impacted by approximately $21.3 million from changes in foreign currency exchange rates.

Net sales for the six months ended June 30, 2021 increased 24.4% to $817.9 million from $657.5 million for the same period in 2020. The increase was primarily from higher crane shipments due to increased demand as compared to the six months ended June 30, 2020, which was impacted by the COVID-19 pandemic. Additionally, the increase was driven by entering the year with a higher shippable backlog, partially offset by unfavorable impacts from the cybersecurity incident. Net sales was favorably impacted by approximately $36.8 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended June 30, 2021 was $90.4 million, an increase of $42.0 million compared to $48.4 million for the same period in 2020. The increase was primarily due to an increase in net sales and a favorable mix partially offset by unfavorable impacts from the cybersecurity incident and increases in raw material input costs. Gross profit was impacted by approximately $4.8 million from favorable changes in foreign currency exchange rates.

Gross profit percentage increased in the three months ended June 30, 2021 to 19.5% from 14.7% to the same period in 2020 primarily due to a favorable mix and increased absorption of fixed costs, partially offset by increases in raw material input costs.

Gross profit for the six months ended June 30, 2021 was $158.8 million, an increase of $47.2 million compared to $111.6 million for the same period in 2020. The increase was primarily due to the increase in net sales and a favorable mix, partially offset by unfavorable impacts from the cybersecurity incident and increases in raw material input costs. Gross profit was impacted by approximately $8.5 million from favorable changes in foreign currency exchange rates.

Gross profit percentage increased in the six months ended June 30, 2021 to 19.4% from 17.0% in the same period in 2020 primarily due to a favorable mix and increased absorption of fixed costs, partially offset by increases in raw material input costs.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased 28.0% to $63.6 million for the three months ended June 30, 2021 compared to $49.7 million for the same period in 2020. The increase was primarily due to higher short-term incentive compensation costs and a $3.6 million loss from a write-off of a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture. Engineering, selling and administrative expenses were unfavorably impacted by approximately $3.1 million from changes in foreign currency exchange rates.

Engineering, selling and administrative expenses increased 14.9% to $121.3 million for the six months ended June 30, 2021 compared to $105.6 million for the same period in 2020. The increase was primarily due to higher short-term incentive compensation costs and a $3.6 million loss from a write-off of a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture, partially offset by lower tradeshow costs from the triennial ConExpo trade show in March 2020. Engineering, selling and administrative expenses were unfavorably impacted by approximately $5.3 million from changes in foreign currency exchange rates.

Restructuring (Income) Expense

During the three months ended June 30, 2021 and 2020, the Company recorded zero and $0.2 million of restructuring expense, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded $0.1 million of restructuring income and $1.7 million of restructuring expense, respectively. Restructuring income for the six months ended June 30, 2021 primarily related to adjustments of previously recorded costs associated with headcount reductions in Europe. Expenses for the three and six months ended June 30, 2020 related primarily to costs associated with headcount reductions in Europe.

Interest Expense

Interest expense for the three and six months ended June 30, 2021 remained flat year-over-year. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Other Income (Expense) - Net

Other income (expense) - net was $2.8 million during the three months ended June 30, 2021 and $(2.9) million for the same period in 2020. Other income (expense) – net during the three months ended June 30, 2021 was primarily composed of $3.1 million of net foreign currency gains partially offset by $0.2 million of pension benefit and postretirement health costs. Other income (expense) – net during the three months ended June 30, 2020 was primarily composed of $2.1 million of net foreign currency losses and $0.4 million of pension benefit and postretirement health costs.

Other income (expense) - net was $0.7 million during the six months ended June 30, 2021 and $(6.9) million for the same period in 2020. Other income (expense) – net during the six months ended June 30, 2021 was primarily composed of $1.4 million of net foreign currency gains offset by $0.3 million of pension benefit and postretirement health costs. Other income (expense) – net during the six months ended June 30, 2020 was primarily composed of $6.0 million of net foreign currency losses and $0.8 million of pension benefit and postretirement health costs.

Provision for Income Taxes

Provision for income taxes for the three months ended June 30, 2021 and 2020 was $4.0 million and $0.7 million, respectively.

The increase primarily related to a change in the jurisdictional mix of pre-tax income compared to the previous year and a discrete tax benefit recorded in 2020 related to an amended 2018 U.S. tax return filed. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

For the six months ended June 30, 2021 and 2020, the Company recorded a provision for income taxes of $8.2 million and $2.6 million, respectively. The year over year increase primarily related to a change in the jurisdictional mix of pre-tax income compared to the previous year and a discrete tax benefit recorded in 2020 related to an amended 2018 U.S. tax return filed. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used for) operating activities	$49.7	$(98.7)
Net cash used for investing activities	(15.3)	(7.9)
Net cash provided by (used for) financing activities	(2.6)	36.6
Cash and cash equivalents	158.5	128.3

Cash Flows From Operating Activities

Cash flows provided by operating activities for the six months ended June 30, 2021 were $49.7 million and were primarily driven by the net income and a net decrease in working capital. The decrease in working capital was primarily due to an increase in accounts payable of $85.4 million partially offset by an increase in inventories of $62.2 million from December 31, 2020.

Cash flows used for operating activities for the six months ended June 30, 2020 were $98.7 million and were primarily driven by a net increase in working capital of $108.9 million. The increase in working capital primarily resulted from an increase in inventory of $73.4 million from December 31, 2019 and payments of incentive compensation earned in the prior year. This was partially offset by a net $10.2 million which is composed of a net loss of $20.5 million less $30.7 million of non-cash adjustments to reconcile net loss to operating cash flows from operating activities.

Cash Flows From Investing Activities

Cash flows used for investing activities were $15.3 million for the six months ended June 30, 2021 and consisted of $15.4 million of capital expenditures, partially offset by $0.1 million in proceeds from sales of property, plant and equipment.

Cash flows used for investing activities were $7.9 million for six months ended June 30, 2020 and consisted of $8.0 million of capital expenditures, partially offset by $0.1 million in proceeds from sales of property, plant and equipment.

Cash Flows From Financing Activities

Cash flows used for financing activities were $2.6 million for the six months ended June 30, 2021 and consisted primarily of $5.2 million of cash receipts from the exercise of stock options and $7.8 million of payments on other debt.

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

Liquidity and Capital Resources

The Company’s liquidity position as of June 30, 2021, December 31, 2020 and June 30, 2020 is summarized as follows:

	June 30, 2021	December 31, 2020	June 30, 2020
Cash and cash equivalents	$158.5	$128.7	$128.3
Revolver borrowing capacity	253.6	243.8	260.8
Other debt availability	45.0	42.2	38.7
Less: Borrowings on revolver	—	—	(50.0)
Less: Outstanding letters of credit	(3.0)	(3.0)	(3.0)
Total liquidity	$454.1	$411.7	$374.8

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

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe and China. There are six facilities, of which four facilities are denominated in Euros totaling €26.0 million, one facility denominated in U.S. dollars totaling $9.5 million and one facility denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of June 30, 2021 for the six overdraft facilities is $45.0 million.

Debt

Outstanding debt as of June 30, 2021 and December 31, 2020 is summarized as follows:

	June 30, 2021	December 31, 2020
Senior secured asset based revolving credit facility	$—	$—
Senior secured second lien notes due 2026	300.0	300.0
Other debt	7.2	14.7
Deferred financing costs	(3.5)	(3.8)
Total debt	303.7	310.9
Short-term borrowings and current portion of long-term debt	(3.7)	(10.5)
Long-term debt	$300.0	$300.4

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

Non-GAAP Measures

The Company uses EBITDA, adjusted EBITDA and adjusted operating income (loss), which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. The Company defines EBITDA as net income (loss) before interest, taxes, depreciation and amortization. The Company defines adjusted EBITDA as

EBITDA plus the addback of certain restructuring and other charges. The Company defines adjusted operating income (loss) as adjusted EBITDA excluding the addback of depreciation and amortization. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein. The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA and to adjusted operating income (loss) and operating income (loss) for the three and six months ended June 30, 2021 and 2020 and trailing twelve months are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve
	2021	2020	2021	2020	Months
Net income (loss)	$17.9	$(12.7)	$14.8	$(20.5)	$16.2
Interest expense and amortization of deferred financing fees	7.6	7.5	15.1	15.1	30.6
Provision for income taxes	4.0	0.7	8.2	2.6	22.7
Depreciation expense	9.7	9.1	19.7	18.1	38.8
Amortization of intangible assets	0.1	0.1	0.2	0.2	0.3
EBITDA	39.3	4.7	58.0	15.5	108.6
Restructuring (income) expense	—	0.2	(0.1)	1.7	5.2
Other non-recurring charges (1)	4.2	—	4.6	—	4.6
Other (income) expense - net (2)	(2.8)	2.9	(0.7)	6.9	2.4
Adjusted EBITDA	40.7	7.8	61.8	24.1	120.8
Depreciation expense	(9.7)	(9.1)	(19.7)	(18.1)	(38.8)
Amortization of intangible assets	(0.1)	(0.1)	(0.2)	(0.2)	(0.3)
Adjusted operating income (loss)	30.9	(1.4)	41.9	5.8	81.7
Restructuring (income) expense	—	(0.2)	0.1	(1.7)	(5.2)
Other non-recurring charges (1)	(4.2)	—	(4.6)	—	(4.6)
Operating income (loss)	$26.7	$(1.6)	$37.4	$4.1	$71.9

Adjusted EBITDA margin percentage	8.8%	2.4%	7.6%	3.7%	7.5%
Adjusted operating income (loss) margin percentage	6.7%	(0.4)%	5.1%	0.9%	5.1%

(1)

Other non-recurring charges for the three, six and trailing twelve months ended June 30, 2021 relate to one-time costs included in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations primarily from a loss from a write-off on a long-term note receivable from the 2014 divestiture of the Company’s Chinese joint venture and one-time acquisition costs.

(2)

Other (income) expense – net includes net foreign currency gains (losses), other components of net periodic pension costs, costs associated with legal matters and other miscellaneous items in the three, six and trailing twelve months ended June 30, 2021 and the three and six months ended June 30, 2020.

The Company uses free cash flows, which is a financial measure that is not prepared in accordance with GAAP, as an additional metric to evaluate the Company’s performance. Free cash flows is defined as net cash provided by (used for) operating activities less capital expenditures. Free cash flows for the three and six months ended June 30, 2021 and 2020 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash provided by (used for) operating activities	$8.9	$(20.2)	$49.7	$(98.7)
Capital expenditures	(7.4)	(4.4)	(15.4)	(8.0)
Free cash flows	$1.5	$(24.6)	$34.3	$(106.7)

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

Date: August 6, 2021	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David J. Antoniuk
David J. Antoniuk
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian P. Regan
Brian P. Regan
Vice President and Corporate Controller (Principal Accounting Officer)