Form 10-Q
period 2021-09-30
MANITOWOC CO INC
filed 2021-11-04
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of September 30, 2021, the registrant had 35,041,379 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

($ in millions, except per-share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$404.5	$355.6	$1,222.4	$1,013.1
Cost of sales	335.5	290.5	994.6	836.4
Gross profit	69.0	65.1	227.8	176.7
Operating costs and expenses:
Engineering, selling and administrative expenses	59.7	49.5	181.0	155.1
Asset impairment expense	1.9	—	1.9	—
Amortization of intangible assets	0.5	—	0.7	0.2
Restructuring (income) expense	(0.4)	3.9	(0.5)	5.6
Total operating costs and expenses	61.7	53.4	183.1	160.9
Operating income	7.3	11.7	44.7	15.8
Other income (expense):
Interest expense	(7.1)	(7.3)	(21.5)	(21.7)
Amortization of deferred financing fees	(0.4)	(0.4)	(1.1)	(1.1)
Other income (expense) - net	(0.9)	2.6	(0.2)	(4.3)
Total other expense - net	(8.4)	(5.1)	(22.8)	(27.1)
Income (loss) before income taxes	(1.1)	6.6	21.9	(11.3)
Provision (benefit) for income taxes	(0.9)	7.0	7.3	9.6
Net income (loss)	$(0.2)	$(0.4)	$14.6	$(20.9)

Per Share Data
Basic income (loss) per common share	$(0.01)	$(0.01)	$0.42	$(0.60)

Diluted income (loss) per common share	$(0.01)	$(0.01)	$0.41	$(0.60)

Weighted average shares outstanding - basic	35,029,175	34,538,814	34,914,989	34,730,623
Weighted average shares outstanding - diluted	35,029,175	34,538,814	35,555,077	34,730,623

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(0.2)	$(0.4)	$14.6	$(20.9)
Other comprehensive income (loss), net of income tax
Unrealized gain (loss) on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(0.5)	—	(0.7)	0.1
Employee pension and postretirement benefit income (expense), net of income tax benefit of $0.0, $0.0, $0.0 and $0.0, respectively	(0.3)	(0.5)	(2.1)	1.3
Foreign currency translation adjustments, net of income tax benefit (provision) of ($0.2), ($0.1), $2.5 and ($3.9), respectively	(8.3)	15.5	(18.3)	10.5
Total other comprehensive income (loss), net of income tax	(9.1)	15.0	(21.1)	11.9
Comprehensive income (loss)	$(9.3)	$14.6	$(6.5)	$(9.0)

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2021 and December 31, 2020

(Unaudited)

($ in millions, except per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$222.3	$128.7
Accounts receivable, less allowances of $8.6 and $8.5, respectively	202.3	215.1
Inventories — net	567.2	473.1
Notes receivable — net	17.6	13.6
Other current assets	43.1	35.5
Total current assets	1,052.5	866.0
Property, plant and equipment — net	301.8	294.3
Operating lease right-of-use assets	31.9	37.9
Goodwill	239.7	235.1
Other intangible assets — net	124.2	121.6
Other non-current assets	35.5	48.6
Total assets	$1,785.6	$1,603.5
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$424.2	$329.4
Short-term borrowings and current portion of long-term debt	8.4	10.5
Product warranties	45.4	50.2
Customer advances	27.6	25.5
Other liabilities	21.3	20.2
Total current liabilities	526.9	435.8
Non-Current Liabilities:
Long-term debt	399.9	300.4
Operating lease liabilities	23.1	28.4
Deferred income taxes	1.5	5.9
Pension obligations	88.3	89.3
Postretirement health and other benefit obligations	13.0	14.0
Long-term deferred revenue	29.0	32.4
Other non-current liabilities	54.9	53.8
Total non-current liabilities	609.7	524.2
Commitments and contingencies (Note 19)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,041,379 and 34,580,638 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	601.8	595.1
Accumulated other comprehensive loss	(118.6)	(97.5)
Retained earnings	231.5	216.9
Treasury stock, at cost (5,752,604 and 6,213,345 shares, respectively)	(66.1)	(71.4)
Total stockholders' equity	649.0	643.5
Total liabilities and stockholders' equity	$1,785.6	$1,603.5

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2021 and 2020

(Unaudited)

($ in millions)

	Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$14.6	$(20.9)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Asset impairment expense	1.9	—
Depreciation	29.5	27.3
Amortization of intangible assets	0.7	0.2
Amortization of deferred financing fees	1.1	1.1
Deferred income taxes	0.9	—
Gain on sale of property, plant and equipment	(0.1)	—
Net unrealized foreign currency transaction losses	1.1	2.8
Stock-based compensation expense	6.4	5.4
Other	3.6	0.1
Changes in operating assets and liabilities, net of effects of business acquired
Accounts receivable	13.0	(13.9)
Inventories	(94.4)	(55.3)
Notes receivable	(1.0)	6.2
Other assets	(10.3)	(9.9)
Accounts payable	77.1	(5.2)
Accrued expenses and other liabilities	24.0	(8.8)
Net cash provided by (used for) operating activities	68.1	(70.9)

Cash Flows from Investing Activities:
Capital expenditures	(22.3)	(15.3)
Proceeds from sale of fixed assets	0.1	0.2
Acquisition of business (Note 9)	(50.9)	—
Net cash used for investing activities	(73.1)	(15.1)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility	100.0	50.0
Payments on revolving credit facility	—	(50.0)
Other debt - net	(3.4)	(2.7)
Exercises of stock options	5.8	0.1
Common stock repurchases	—	(12.0)
Net cash provided by (used for) financing activities	102.4	(14.6)
Effect of exchange rate changes on cash and cash equivalents	(3.8)	2.4
Net increase (decrease) in cash and cash equivalents	93.6	(98.2)
Cash and cash equivalents at beginning of period	128.7	199.3
Cash and cash equivalents at end of period	$222.3	$101.1

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and nine months ended September 30, 2021 and 2020

(Unaudited)

($ in millions, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$600.1	$596.0	$595.1	$592.2
Stock options exercised and issuance of other stock awards	0.1	(0.6)	0.3	(2.7)
Stock-based compensation	1.6	(0.5)	6.4	5.4
Balance at end of period	$601.8	$594.9	$601.8	$594.9
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(109.5)	$(124.1)	$(97.5)	$(121.0)
Other comprehensive income (loss)	(9.1)	15.0	(21.1)	11.9
Balance at end of period	$(118.6)	$(109.1)	$(118.6)	$(109.1)
Retained Earnings
Balance at beginning of period	$231.7	$215.5	$216.9	$236.2
Adoption of accounting standards update	—	—	—	(0.2)
Net income (loss)	(0.2)	(0.4)	14.6	(20.9)
Balance at end of period	$231.5	$215.1	$231.5	$215.1
Treasury Stock
Balance at beginning of period	$(66.5)	$(72.1)	$(71.4)	$(61.9)
Stock options exercised and issuance of other stock awards	0.4	0.5	5.3	2.3
Common stock repurchases	—	—	—	(12.0)
Balance at end of period	$(66.1)	$(71.6)	$(66.1)	$(71.6)
Total equity	$649.0	$629.7	$649.0	$629.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020

1. Basis of Presentation

The Manitowoc Company, Inc. ("Manitowoc" or the "Company") was founded in 1902 and has over a 118-year tradition of providing high-quality, customer-focused products and support services to its markets. Manitowoc is one of the world's leading providers of engineered lifting solutions. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, and supports comprehensive product lines of mobile hydraulic cranes, lattice-boom crawler cranes, boom trucks, and tower cranes under the Aspen Equipment, Grove, Manitowoc, MGX Equipment Services, National Crane, Potain and Shuttlelift brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure and residential construction end markets. Additionally, the Company leverages its installed base of approximately 152,000 cranes to provide aftermarket parts and services to enable its customers to manage their fleets more effectively and improve their return on investment. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc’s aftermarket support operations provides the Company with a consistent stream of recurring revenue. The Company continues to expand its tower crane rental fleet in the Europe and Africa (“EURAF”) segment to directly service its customers in the region.

The Company has three reportable segments, the Americas segment, the EURAF segment and the Middle East and Asia Pacific (“MEAP”) segment. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Note 18, “Segments” for additional information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of operations, comprehensive income (loss) and equity for the three and nine months ended September 30, 2021 and 2020, the cash flows for the same nine-month periods and the balance sheet as of September 30, 2021 and December 31, 2020, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2020. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Certain prior period amounts have been reclassified to conform to the current period presentation. All amounts, except share and per share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

Impact of COVID-19 Pandemic

The uncertainty of the future impact of the COVID-19 pandemic may have an adverse effect on the Company's business, which could include continuing or new restrictions on the Company’s access to its facilities or on its support operations or workforce, or similar limitations impacting its customers, dealers and suppliers. The Company continues to monitor supply chain disruptions and associated cost and labor pressures as a result of the pandemic. The Company is working with its suppliers to minimize supply chain disruptions. Contingency plans are continuously modified to minimize supply chain challenges that may impact the Company's ability to meet increasing customer demand. The extent to which the COVID-19 pandemic impacts the Company’s business, financial condition, results of operations, cash flows and/or liquidity may differ from management’s current estimates due to this uncertainty.

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

3. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the related performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$21.0	$15.8	$25.5	$25.8
Cash received in advance of satisfying performance obligations	33.9	26.9	93.7	71.7
Revenue recognized	(27.1)	(19.8)	(91.3)	(73.9)
Currency translation	(0.2)	0.2	(0.3)	(0.5)
Balance at end of period	$27.6	$23.1	$27.6	$23.1

Disaggregation of the Company’s revenue sources are disclosed in Note 18, “Segments.”

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) that were accounted for at fair value as of September 30, 2021 and December 31, 2020.

	Fair Value as of September 30, 2021
	Level 1	Level 2	Level 3	Total	Recognized Location
FX Forward Contracts	$—	$0.1	$—	$0.1	Other current assets
FX Forward Contracts	—	1.1	—	1.1	Accounts payable and accrued expenses

Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total	Recognized Location
FX Forward Contracts	$—	$—	$—	$—	Other current assets
FX Forward Contracts	—	—	—	—	Accounts payable and accrued expenses

The fair value of the senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $321.6 million as of September 30, 2021. See Note 12, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of September 30, 2021 and December 31, 2020, due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the currency risks associated with forecasted transactions and assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the three and nine months ended September 30, 2021 and 2020, respectively.

The Company had FX Forward Contracts with an aggregate notional amount of $66.8 million and $9.3 million in U.S. dollar equivalent outstanding as of September 30, 2021 and December 31, 2020, respectively. The aggregate notional amount outstanding as of September 30, 2021 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. As of September 30, 2021 and December 31, 2020, the net fair value of these contracts was a net short-term liability of $1.0 million and a net zero balance, respectively. There was $(0.5) million and zero unrealized gains (losses), net of income tax, recorded in accumulated other comprehensive loss as of September 30, 2021 and December 31, 2020, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statement of Operations for FX Forward Contracts for the three and nine months ended September 30, 2021 and September 30, 2020 are summarized as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized Location	2021	2020	2021	2020
Designated	Cost of sales	$(0.3)	$—	$(0.2)	$(0.3)
Non-designated	Other income (expense) - net	$—	$0.1	$(0.4)	$0.5

6. Inventories

The components of inventories as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
Raw materials	$170.3	$114.9
Work-in-process	152.8	105.5
Finished goods	299.0	305.8
Total inventories	622.1	526.2
Excess and obsolete inventory reserve	(54.9)	(53.1)
Inventories — net	$567.2	$473.1

7. Notes Receivable

The Company's notes receivable balances are classified as current or long-term based on the timing of amounts due. Long-term notes receivable is included within other non-current assets on the Condensed Consolidated Balance Sheets. Current and long-term notes receivable balances primarily relate to the Company’s captive finance entity in China and entity in Mexico. The Company had a long-term note receivable balance related to the 2014 sale of Manitowoc Dong Yue. During the second quarter of 2021, the Company recorded $3.6 million of expense in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations to fully reserve for the remaining net value of the note with Manitowoc Dong Yue. As of September 30, 2021, the Company had current and long-term notes receivable in the amount of $17.6 million and $6.2 million, respectively. As of December 31, 2020, the Company had current and long-term notes receivable in the amount of $13.6 million and $12.7 million, respectively.

8. Property, Plant and Equipment

The components of property, plant and equipment as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
Land	$19.6	$20.3
Building and improvements	200.4	203.7
Machinery, equipment and tooling	293.6	292.6
Furniture and fixtures	15.1	21.0
Computer hardware and software	125.7	119.3
Rental cranes	94.4	90.2
Construction in progress	13.8	9.0
Total cost	762.6	756.1
Less accumulated depreciation	(460.8)	(461.8)
Property, plant and equipment — net	$301.8	$294.3

Property, plant and equipment are depreciated over the asset’s estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Assets Held for Sale

As of September 30, 2021 and December 31, 2020, the Company had $3.1 million and $3.3 million, respectively, classified as other current assets in the Condensed Consolidated Balance Sheets. These amounts relate to a building and land in Fanzeres, Portugal that are held for sale.

Asset Impairment

During the three months ended September 30, 2021, the Company recorded an asset impairment of $1.9 million to write-down one of the Company's Brazilian entities to its expected sale price.

9. Business Combinations

On September 1, 2021, the Company completed the acquisition of substantially all of the assets of Aspen Equipment Company ("Aspen"), a diversified crane dealer and a leading final stage purpose built work truck upfitter for a purchase price of approximately $50.9 million. The purchase price is subject to adjustments based on the final calculation of working capital and the net book value of the rental fleet as of the date of the acquisition. The acquisition of Aspen was funded from existing cash resources and is expected to expand Manitowoc's direct-to-customer footprint in Iowa, Nebraska and Minnesota with new sales, used sales, parts, service and rentals to a variety of end markets.

The acquisition of Aspen was accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, “Business Combinations,” which requires allocation of the purchase price to the estimated fair values of assets acquired and liabilities assumed in the transaction. Included in the purchase price was $14.1 million of net working capital, $4.7 million of property, plant and equipment, $19.5 million of rental fleet, $5.5 million of goodwill and $7.1 million of intangible assets. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information on the class of intangibles acquired and goodwill recorded. Given the timing of the closing of the acquisition and the time necessary to complete the allocation of the purchase price to the identified assets, the initial accounting for the business combination was not complete at the time the third-quarter financial statements were issued. The total purchase price of approximately $50.9 million is provisional and is based upon estimates and assumptions that are subject to change upon completion of acquisition accounting.

The financial results of Aspen as of September 1, 2021 are included in the Company's condensed consolidated financial statements and are reported in the Americas segment. The amount of revenue and income from operations associated with the acquisition from the acquisition date to September 30, 2021 did not have a material impact on the consolidated financial statements. In addition, assuming the acquisition had occurred on January 1, 2021, the consolidated pro forma results would not have been materially different from the reported results.

10. Goodwill and Other Intangible Assets

The Company performs its annual goodwill and indefinite lived assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. There have been no impairment indicators since the fourth quarter of 2020; therefore, no impairment review has occurred as of September 30, 2021.

The changes in the carrying amount of goodwill as of September 30, 2021 and December 31, 2020 are summarized as follows:

	Americas	MEAP	Consolidated
Balance as of January 1, 2020	$166.5	$66.0	$232.5
Foreign currency impact	—	2.6	2.6
Balance as of December 31, 2020	166.5	68.6	235.1
Foreign currency impact	—	(0.9)	(0.9)
Acquisition of business	5.5	—	5.5
Balance as of September 30, 2021	$172.0	$67.7	$239.7

During the three months ended September 30, 2021, the Company recorded goodwill of approximately $5.5 million from the acquisition of Aspen. Goodwill related to the Aspen acquisition is subject to change as part of completion of acquisition accounting. The total goodwill related to this acquisition is deductible for tax purposes. Refer to Note 9, “Business Combinations,” for additional information.

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Definite lived intangible assets:
Customer relationships	$12.2	$(8.7)	$3.5	$9.9	$(8.6)	$1.3
Patents	30.0	(29.4)	0.6	31.0	(30.3)	0.7
Other intangibles	2.5	(0.5)	2.0	—	—	—
Total	44.7	(38.6)	6.1	40.9	(38.9)	2.0
Indefinite lived intangible assets:
Trademarks and tradenames	99.1	—	99.1	100.0	—	100.0
Distribution network	19.0	—	19.0	19.6	—	19.6
Total	118.1	—	118.1	119.6	—	119.6
Total other intangible assets	$162.8	$(38.6)	$124.2	$160.5	$(38.9)	$121.6

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended September 30, 2021 and 2020 was $0.5 million and zero, respectively. Amortization expense for the nine months ended September 30, 2021 and 2020 was $0.7 and $0.2 million, respectively.

As a result of the acquisition of Aspen during the three months ended September 30, 2021, intangible assets of approximately $7.1 million related to customer relationships, backlog, trade names and noncompete agreements were acquired. The fair value of identifiable intangible assets has been determined using the income approach which involves significant unobservable inputs (Level 3 inputs). The allocation of purchase price to intangible assets is subject to change upon completion of acquisition accounting.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was not a triggering event as of September 30, 2021.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
Trade accounts payable	$250.2	$178.1
Employee-related expenses	54.1	38.5
Accrued vacation	23.1	22.4
Miscellaneous accrued expenses	96.8	90.4
Total accounts payable and accrued expenses	$424.2	$329.4

12. Debt

Outstanding debt as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021	December 31, 2020
Borrowings under senior secured asset based revolving credit facility	$100.0	$—
Senior secured second lien notes due 2026	300.0	300.0
Other	11.6	14.7
Deferred financing costs	(3.3)	(3.8)
Total debt	408.3	310.9
Short-term borrowings and current portion of long-term debt	(8.4)	(10.5)
Long-term debt	$399.9	$300.4

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

As of September 30, 2021, the Company had other indebtedness outstanding of $11.6 million that had a weighted-average interest rate of approximately 3.5%. This debt includes balances on local credit lines and other financing arrangements.

As of September 30, 2021, the Company had $100.0 million of borrowings outstanding under the ABL Revolving Credit Facility and no borrowings outstanding as of December 31, 2020 As of September 30, 2021, the spreads for LIBOR and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $123.6 million, which represents revolver borrowing capacity of $226.6 million less U.S. letters of credit outstanding of $3.0 million and $100.0 million in borrowings.

Additionally, on March 25, 2019, the Company and certain of its subsidiaries entered into an indenture with U.S. Bank National Association as trustee and notes collateral agent, pursuant to which the Company issued $300.0 million aggregate principal amount of the 2026 Notes with an annual coupon rate of 9.000%. Interest on the 2026 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. The 2026 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility or that guarantees certain other debt of the Company or a guarantor. The 2026 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of the Company and of the guarantors that secure obligations under the ABL Revolving Credit Facility.

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

As of September 30, 2021, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

13. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with maximum availability of €55.0 million and one U.S. accounts receivable financing program with maximum availability of $35.0 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold receivables are collected. During the three months ended September 30, 2021, the Company sold $48.1 million of receivables and received cash of $48.1 million. During the nine months ended September 30, 2021, the Company sold $159.1 million of receivables and received cash of $159.1 million. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with ASC 860, “Transfers and Servicing.”

14. Income Taxes

For the three months ended September 30, 2021 and 2020, the Company recorded an income tax benefit of $0.9 million and expense of $7.0 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded a provision for income taxes of $7.3 million and $9.6 million, respectively. The year-over-year decrease in the Company’s provision for income taxes for the three and nine months ended September 30, 2021 primarily relates to a change in the jurisdictional mix of pre-tax income compared to the previous year and a discrete tax benefit recorded in 2021 related to refund of French income taxes as a result of a Mutually Agreed upon Procedure for 2006 with Italian and French tax authorities.

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

The Company’s unrecognized tax benefits, excluding interest and penalties, were $20.0 million and $20.1 million as of September 30, 2021 and December 31, 2020, respectively.

15. Net Income (Loss) Per Share

The following is a reconciliation of the weighted average common shares outstanding used to compute basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic weighted average common shares outstanding	35,029,175	34,538,814	34,914,989	34,730,623
Effect of dilutive securities - stock awards	—	—	640,088	—
Diluted weighted average common shares outstanding	35,029,175	34,538,814	35,555,077	34,730,623

Equity incentive instruments for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 386,178 common shares were excluded from the diluted weighted average common shares outstanding for the nine months ended September 30, 2021. Due to the net loss incurred during the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2020, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the net diluted income (loss) per share calculations for those periods.

No cash dividends were declared or paid during the three and nine months ended September 30, 2021 and 2020.

16. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of September 30, 2021, the Company had authorization from the Board of Directors to purchase up to $30.0 million of the Company’s common stock at management’s discretion. As of September 30, 2021, the Company had $10.6 million remaining under this authorization.

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the three months ended September 30, 2021 and 2020 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of June 30, 2020	$0.1	$(38.1)	$(86.1)	$(124.1)
Other comprehensive income (loss) before reclassifications	—	(1.1)	15.5	14.4
Amounts reclassified from accumulated other comprehensive income	—	0.6	—	0.6
Net other comprehensive income (loss)	—	(0.5)	15.5	15.0
Balance as of September 30, 2020	$0.1	$(38.6)	$(70.6)	$(109.1)

Balance as of June 30, 2021	$(0.2)	$(49.7)	$(59.6)	$(109.5)
Other comprehensive loss before reclassifications	(0.8)	(0.8)	(8.3)	(9.9)
Amounts reclassified from accumulated other comprehensive income	0.3	0.5	—	0.8
Net other comprehensive loss	(0.5)	(0.3)	(8.3)	(9.1)
Balance as of September 30, 2021	$(0.7)	$(50.0)	$(67.9)	$(118.6)

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the nine months ended September 30, 2021 and 2020 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2019	$—	$(39.9)	$(81.1)	$(121.0)
Other comprehensive income (loss) before reclassifications	(0.2)	(0.1)	10.5	10.2
Amounts reclassified from accumulated other comprehensive income	0.3	1.4	—	1.7
Net other comprehensive income	0.1	1.3	10.5	11.9
Balance as of September 30, 2020	$0.1	$(38.6)	$(70.6)	$(109.1)

Balance as of December 31, 2020	$—	$(47.9)	$(49.6)	$(97.5)
Other comprehensive loss before reclassifications	(0.9)	(3.6)	(18.3)	(22.8)
Amounts reclassified from accumulated other comprehensive income	0.2	1.5	—	1.7
Net other comprehensive loss	(0.7)	(2.1)	(18.3)	(21.1)
Balance as of September 30, 2021	$(0.7)	$(50.0)	$(67.9)	$(118.6)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020		Recognized Location
Losses on cash flow hedges
FX Forward Contracts	$(0.3)	$—	$(0.2)	$(0.3)		Cost of sales
Total before income taxes	(0.3)	—	(0.2)	(0.3)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$(0.3)	$—	$(0.2)	$(0.3)
Amortization of pension and postretirement items
Actuarial losses	$(1.2)	$(1.2)	$(3.6)	$(3.4)	(a)	Other income (expense) - net
Amortization of prior service cost	0.7	0.6	2.1	2.0	(a)	Other income (expense) - net
Total before income taxes	(0.5)	(0.6)	(1.5)	(1.4)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$(0.5)	$(0.6)	$(1.5)	$(1.4)

Total reclassifications for the period, net of income taxes	$(0.8)	$(0.6)	$(1.7)	$(1.7)

(a)
These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 22, “Employee Benefit Plans,” for further details).

17. Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2021 is included in the Company’s 2020 Annual Report on Form 10-K. The total number of shares of the Company’s common stock available for awards under the Company’s 2013 Omnibus Incentive Plan (“2013 Plan”) is 7,477,395 shares. The total number of shares of the Company’s common stock still available for award issuance as of September 30, 2021 is 4,247,700 shares.

During the three months ended September 30, 2021, the Company recorded stock-based compensation expense of $1.6 million. In 2021, the Company recorded stock-based compensation in engineering, selling and administrative expense in the Condensed Consolidated Statement of Operations. During the nine months ended September 30, 2021, the Company recorded stock-based compensation of $6.4 million. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 Omnibus Incentive Plan.

During the three months ended September 30, 2020, the Company recorded stock-based compensation income of $(0.5) million. Of the $(0.5) million recorded in 2020, $2.0 million of expense was recorded in engineering, selling, and administrative expense and $(2.5) million of income was recorded in restructuring expense in the Condensed Consolidated Statement of Operations. During the nine months ended September 30, 2020, the Company recorded stock-based compensation expense of $5.4 million. Of the $5.4 million recorded in 2020, $7.9 million of expense was recorded in engineering, selling, and administrative expense and $(2.5) million of income was recorded in restructuring expense in the Condensed Consolidated Statement of Operations. Income recorded in restructuring expense in 2020 was primarily related to the forfeiture of grants associated with employee separation agreements.

No options to acquire shares of common stock were granted to employees during the three months ended September 30, 2021 and 2020. Options to acquire zero and 250,432 shares of common stock were granted to employees during the nine months ended September 30, 2021 and 2020, respectively. The options granted become exercisable in three annual increments over a three-year period beginning on the grant date and expire 10 years subsequent to the grant date.

During the three months ended September 30, 2021 and 2020, 22,581 and zero restricted stock units were granted to employees, respectively. A total of 340,305 and 305,519 restricted stock units, respectively, were granted to employees during the nine months ended September 30, 2021 and 2020. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date.

During the three months ended September 30, 2021 and 2020, no performance shares were granted to employees. During the nine months ended September 30, 2021 and 2020, 203,697 and 328,310 performance shares were granted to employees, respectively. Performance shares vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance share granted in 2021 are weighted 60% on the 3-year average of the Company’s adjusted EBITDA percentage from 2021 to 2023 and 40% on non-new machines sales as of the year ended December 31, 2023. The 2021 performance share include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted. The performance goals for the performance shares granted in 2020 are based 100% on the 3-year average of the Company’s adjusted EBITDA percentage from continuing operations from 2020 to 2022 with a +/-20% modifier based on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

No equity compensation awards were granted to non-employee directors during the three months ended September 30, 2021 and 2020. A total of 56,672 and 77,608 equity compensation awards were granted to non-employee directors during the nine months ended September 30, 2021 and 2020, respectively. The 2021 and 2020 equity compensation awards vested immediately upon issuance at the grant date.

18. Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance as the source of the Company’s reportable operating segments.

The Company has three reportable segments: Americas, EURAF, and MEAP. The Americas operating segment includes the North America and South America continents. The EURAF operating segment includes Europe and Africa continents, excluding the Middle East region. The MEAP operating segment includes the Asia and Australia continents and the Middle East region. The results of the acquired Aspen business are included in the Americas segment.

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

The following table shows information by reportable segment for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Sales
Americas	$190.6	$150.7	$516.0	$456.5
EURAF	150.0	154.7	485.3	413.1
MEAP	63.9	50.2	221.1	143.5
Total	$404.5	$355.6	$1,222.4	$1,013.1
Segment Operating Income (loss)
Americas	$15.3	$7.5	$44.2	$21.4
EURAF	(5.4)	7.3	6.6	2.5
MEAP	6.5	7.8	23.1	20.7
Total	$16.4	$22.6	$73.9	$44.6
Depreciation
Americas	$3.6	$3.8	$10.9	$11.8
EURAF	4.9	4.1	14.8	11.8
MEAP	0.6	0.5	1.6	1.5
Corporate	0.7	0.8	2.2	2.2
Total	$9.8	$9.2	$29.5	$27.3
Capital Expenditures
Americas	$2.9	$0.9	$5.8	$2.4
EURAF	3.7	5.6	15.4	12.0
MEAP	0.3	0.8	1.0	0.9
Corporate	—	—	0.1	—
Total	$6.9	$7.3	$22.3	$15.3

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment operating income	$16.4	$22.6	$73.9	$44.6
Unallocated corporate expenses	(9.1)	(7.2)	(29.2)	(25.1)
Unallocated restructuring expense	—	(3.7)	—	(3.7)
Total operating income	$7.3	$11.7	$44.7	$15.8

Net sales by geographic area for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$158.7	$135.2	$445.2	$411.4
Europe	147.4	150.8	472.3	403.8
Other	98.4	69.6	304.9	197.9
Total net sales	$404.5	$355.6	$1,222.4	$1,013.1

Net sales by product for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
New equipment sales	$304.2	$260.2	$898.6	$737.9
Used equipment sales, aftermarket parts and other sales*	100.3	95.4	323.8	275.2
Total net sales	$404.5	$355.6	$1,222.4	$1,013.1

*Other sales consist of miscellaneous services such as training and field service work.

19. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business which have not been fully resolved. The outcome of any litigation is inherently uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter.

As of September 30, 2021, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of September 30, 2021, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves, including asbestos related claims, recorded within other liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 were $10.2 million and $9.2 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of September 30, 2021 and December 31, 2020, the Company had reserves of $57.1 million and $63.2 million, respectively, for warranty and other related claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve legal matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 20, “Guarantees,” for further information.

It is reasonably possible that the estimates for warranty costs, product liability, asbestos-related claims and other various legal matters may change based upon new information that may arise or matters that are beyond the scope of the Company’s historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes. The ultimate resolution of these matters, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

The Company is engaged in confidential discussions with the United States government concerning the Company’s participation in the Environmental Protection Agency’s Transition Program for Equipment Manufacturers (the “TPEM” program) and related matters. It is too early in the process to reasonably estimate the fines or penalties to which the Company may be subject to as a result of this matter. Resolution of this matter may have a material impact on the Company’s financial condition, results of operations or cash flows.

The Company is subject to risks and uncertainties as a result of a cybersecurity incident that occurred in June 2021. Due to the cybersecurity incident, the Company experienced delays and disruptions to its business during the quarter ended June 30, 2021. The Company has insurance for this matter with a self-insured retention of $100,000. Because the Company is unable at this time to reasonably estimate any insurance recoveries, all associated costs are being expensed as incurred.

20. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of September 30, 2021 was $33.6 million. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of December 31, 2020 was $35.9 million. The total amount of buyback commitments outstanding as of September 30, 2021 and December 31, 2020 was $35.2 million and $31.7 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2031. The Company also has various loss guarantees with maximum liabilities of $15.7 million and $31.8 million as of September 30, 2021 and December 31, 2020, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its standard warranty period at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of September 30, 2021 was $7.0 million. The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of December 31, 2020 was $6.2 million. Below is a table summarizing the warranty activity for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$59.5	$60.1	$63.2	$60.6
Accruals for warranties issued during the period	5.9	8.2	19.3	24.3
Settlements made (in cash or in kind) during the period	(7.9)	(9.6)	(24.1)	(26.2)
Currency translation	(0.4)	1.1	(1.3)	1.1
Balance at end of period	$57.1	$59.8	$57.1	$59.8

Included in the warranty balance as of September 30, 2021 and December 31, 2020 is $11.7 million and $13.0 million, respectively, of long-term warranty which is recorded in other noncurrent liabilities on the Condensed Consolidated Balance Sheets.

21. Restructuring

During the three months ended September 30, 2021 and 2020, the Company recorded $(0.4) million and $3.9 million of restructuring (income) expense, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded $(0.5) million of restructuring income and $5.6 million of restructuring expense, respectively. Restructuring income for the three months ended September 30, 2021 primarily related to the sale of Brazilian tax credits. Restructuring income for the nine months ended September 30, 2021 primarily related to adjustments of previously recorded costs associated with headcount reductions in Europe and the sale of Brazilian tax credits. Restructuring expenses for the three months ended September 30, 2020 related primarily to costs associated with headcount reductions in North America. Restructuring expenses for the nine months ended September 30, 2020 related primarily to costs associated with headcount reductions in Europe and North America.

The following is a rollforward of the Company's restructuring accrual, which is included within accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets, for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Balance at beginning of period	$3.1	$1.9	$5.3	$2.0
Restructuring (income) expenses*	(0.4)	6.4	(0.5)	8.1
Use of reserve	(0.3)	(2.1)	(2.6)	(3.9)
Currency translation	—	—	0.2	—
Balance at end of period	$2.4	$6.2	$2.4	$6.2

*Restructuring expense within the 2020 rollforward excludes income recorded related to the forfeiture of equity compensation awards associated with employee separation agreements which was recorded directly to restructuring expense in the Condensed Consolidated Statement of Operations and, therefore, did not impact the restructuring accrual.

22. Employee Benefit Plans

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

The components of periodic benefit cost for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.5	$—	$—	$0.5	$—
Interest cost of projected benefit obligations	0.8	0.4	—	1.0	0.4	0.1
Expected return on plan assets	(1.2)	(0.3)	—	(1.3)	(0.3)	—
Amortization of prior service cost	—	—	(0.7)	—	—	(0.6)
Amortization of actuarial net loss	0.8	0.4	—	0.8	0.4	—
Net periodic benefit cost	$0.4	$1.0	$(0.7)	$0.5	$1.0	$(0.5)

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$1.7	$0.1	$—	$1.5	$0.1
Interest cost of projected benefit obligations	2.2	1.0	0.1	3.0	1.2	0.3
Expected return on plan assets	(3.6)	(0.8)	—	(3.9)	(0.7)	—
Amortization of prior service cost	—	—	(2.1)	—	—	(2.0)
Amortization of actuarial net loss	2.4	1.4	(0.2)	2.2	1.2	—
Net periodic benefit cost	$1.0	$3.3	$(2.1)	$1.3	$3.2	$(1.6)

The components of net periodic benefit cost other than the service cost component are included in other income (expense) - net in the Condensed Consolidated Statement of Operations.

23. Subsequent Event

On October 1, 2021, the Company completed the acquisition of substantially all of the assets and liabilities of the crane business of H&E Equipment Services, Inc. (“H&E”) for a preliminary purchase price of $130.0 million. The purchase price is subject to customary adjustments for, among other things, finalization of net working capital and other transaction adjustments. The acquisition was funded from existing cash resources, including the use of the ABL revolver of which $100.0 million was outstanding as of September 30, 2021. The H&E's crane business will operate with eleven full-service branch locations under the Company's new wholly owned subsidiary, MGX Equipment Services, LLC ("MGX") and will expand Manitowoc’s ability to provide new sales, used sales, aftermarket parts, service, and crane financing options to a variety of end market customers. MGX will be reported in the Americas segment.

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
•
the ability to complete and appropriately integrate acquisitions, divestitures, strategic alliances, join ventures or other significant transactions;
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

COVID-19 Pandemic

The Company continues to monitor supply chain disruptions and associated cost and labor pressures as a result of the pandemic. The Company is working with its suppliers to minimize supply chain disruptions. Contingency plans are continuously modified to minimize supply chain challenges that may impact the Company's ability to meet increasing customer demand. The future extent of the impact from the COVID-19 pandemic on the Company’s financial results is dependent on a number of factors, including the length of the pandemic, associated additional government actions and the related effect on the global economy and markets in which the Company serves, all of which are uncertain and cannot be predicted.

Cybersecurity Incident

In June 2021, the Company experienced a systems outage that was caused by a cybersecurity incident. The Company engaged an industry-leading third-party information technology firm, forensics specialists, and legal counsel to assist in the Company’s forensic investigation of the incident, which is completed. The Company continues to assess its legal obligations stemming from the incident. Due to the cybersecurity incident, the Company experienced delays and disruptions to its business during the quarter ended June 30, 2021. The Company has insurance for this matter with a self-insured retention of $100,000. The Company is currently working with its insurance carrier to determine which costs, if any, will be covered by its insurance policy.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 18, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	Dollar Change	Percentage Change	2021	2020	Dollar Change	Percentage Change
Net Sales
Americas	$190.6	$150.7	$39.9	26.5%	$516.0	$456.5	$59.5	13.0%
EURAF	150.0	154.7	(4.7)	(3.0)%	485.3	413.1	72.2	17.5%
MEAP	63.9	50.2	13.7	27.3%	221.1	143.5	77.6	54.1%

Segment Operating Income (Loss)
Americas	$15.3	$7.5	$7.8	104.0%	$44.2	$21.4	$22.8	106.5%
EURAF	(5.4)	7.3	(12.7)	*	6.6	2.5	4.1	164.0%
MEAP	6.5	7.8	(1.3)	(16.7)%	23.1	20.7	2.4	11.6%
*Measure not meaningful

Americas

Americas net sales increased 26.5% for the three months ended September 30, 2021 to $190.6 million from $150.7 million for the three months ended September 30, 2020. The increase was primarily due to higher shipments of cranes for the energy and commercial construction end markets as compared to the three months ended September 30, 2020, which was negatively impacted by the COVID-19 pandemic.

Americas operating income increased $7.8 million for the three months ended September 30, 2021 to $15.3 million from $7.5 million for the three months ended September 30, 2020. The increase was primarily due to increased volume and a favorable mix. This was partially offset by higher material and transportation costs, increased short-term incentive compensation costs and a $1.9 million asset impairment charge on one of the Company's Brazilian entities.

Americas net sales increased 13.0% for the nine months ended September 30, 2021 to $516.0 million from $456.5 million for the nine months ended September 30, 2020. The increase was primarily due to product mix. While demand for cranes was higher year over year, supply chain constraints impacted the Company's ability to produce and ship certain products.

Americas operating income increased $22.8 million for the nine months ended September 30, 2021 to $44.2 million from $21.4 million for the nine months ended September 30, 2020. The increase was primarily due to higher net sales, a favorable mix and lower expenses as 2020 included costs related to the triennial ConExpo tradeshow last held in March 2020. This was partially offset by unfavorable impacts from higher material and transportation costs, the cybersecurity incident, increased short-term incentive compensation costs and a $1.9 million asset impairment charge on one of the Company's Brazilian entities.

EURAF

EURAF net sales decreased 3.0% for the three months ended September 30, 2021 to $150.0 million from $154.7 million for the three months ended September 30, 2020. The decrease was primarily due to lower shipments of cranes from supply chain and shipping constraints. EURAF net sales was favorably impacted by approximately $1.7 million from changes in foreign currency exchange rates.

EURAF operating income (loss) decreased $12.7 million for the three months ended September 30, 2021 to a loss of $(5.4) million from income of $7.3 million for the three months ended September 30, 2020. The decrease was primarily due to higher material and transportation costs and increased short-term incentive compensation costs. Operating income was favorably impacted by approximately $0.2 million from changes in foreign currency exchange rates.

EURAF net sales increased 17.5% for the nine months ended September 30, 2021 to $485.3 million from $413.1 million for the nine months ended September 30, 2020. The increase was primarily due to higher shipments of cranes for the commercial construction end market compared to the nine months ended September 30, 2020, which was negatively impacted by the COVID-19 pandemic. This was partially offset by unfavorable impacts from the cybersecurity incident and supply chain and shipping constraints. EURAF net sales was favorably impacted by approximately $28.5 million from changes in foreign currency exchange rates.

EURAF operating income increased $4.1 million for the nine months ended September 30, 2021 to $6.6 million from $2.5 million for the nine months ended September 30, 2020. The increase was primarily due to higher volume of crane shipments and a favorable mix, partially offset by higher material and transportation costs, unfavorable impacts from the cybersecurity incident and increased short-term incentive compensation costs. Operating income was favorably impacted by approximately $3.2 million from changes in foreign currency exchange rates.

MEAP

MEAP net sales increased 27.3% for the three months ended September 30, 2021 to $63.9 million from $50.2 million for the three months ended September 30, 2020. The increase was primarily due to higher crane shipments within the commercial construction end market compared to the three months ended September 30, 2020, which was impacted negatively by the COVID-19 pandemic. Net sales was favorably impacted by approximately $1.0 million from changes in foreign currency exchange rates.

MEAP operating income decreased $1.3 million for the three months ended September 30, 2021 to $6.5 million from $7.8 million for the three months ended September 30, 2020. The decrease was primarily due to higher material and transportation costs and increased engineering, selling and administrative expenses, partially offset by higher volume of crane shipments.

MEAP net sales increased 54.1% for the nine months ended September 30, 2021 to $221.1 million from $143.5 million for the nine months ended September 30, 2020. The increase was primarily due to higher crane shipments within the commercial construction end market compared to the nine months ended September 30, 2020, which was negatively impacted by the COVID-19 pandemic. MEAP net sales were favorably impacted by approximately $10.9 million from changes in foreign currency exchange rates.

MEAP operating income increased $2.4 million for the nine months ended September 30, 2021 to $23.1 million from $20.7 million for the nine months ended September 30, 2020 primarily due to higher volume of crane shipments. This was partially offset by higher material and transportation costs, increased engineering, selling and administrative expenses and a $3.6 million loss from a write-off of a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture. MEAP operating income was favorably impacted by approximately $0.3 million from changes in foreign currency exchange rates.

Consolidated Results of Operations for the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	2021 to 2020 % Change	2021	2020	2021 to 2020 % Change
Orders	$535.2	$389.9	37.3%	$1,546.0	$1,002.8	54.2%
Backlog	890.6	464.8	91.6%	890.6	464.8	91.6%
Net sales	404.5	355.6	13.8%	1,222.4	1,013.1	20.7%
Gross profit	69.0	65.1	6.0%	227.8	176.7	28.9%
Gross profit %	17.1%	18.3%		18.6%	17.4%
Engineering, selling and administrative expenses	59.7	49.5	20.6%	181.0	155.1	16.7%
Asset impairment expense	1.9	—	*	1.9	—	*
Restructuring (income) expense	(0.4)	3.9	*	(0.5)	5.6	*
Interest expense	7.1	7.3	(2.7)%	21.5	21.7	(0.9)%
Other income (expense) - net	(0.9)	2.6	*	(0.2)	(4.3)	(95.3)%
Provision (benefit) for income taxes	(0.9)	7.0	*	7.3	9.6	(24.0)%
*Measure not meaningful

Orders and Backlog

Orders for the three months ended September 30, 2021 increased 37.3% to $535.2 million from $389.9 million for the same period in 2020. The increase in orders was primarily attributable to higher global demand as the three months ended September 30, 2020 was significantly impacted by the COVID-19 pandemic. Orders were favorably impacted by approximately $2.4 million from changes in foreign currency exchange rates.

Orders for the nine months ended September 30, 2021 increased 54.2% to $1,546.0 million from $1,002.8 million for the same period in 2020. The increase in orders was primarily attributable to higher global demand as the nine months ended September 30, 2020 was significantly impacted by the COVID-19 pandemic. Orders were favorably impacted by approximately $44.6 million from changes in foreign currency exchange rates.

As of September 30, 2021, total backlog was $890.6 million, a 91.6% increase from the September 30, 2020 backlog of $464.8 million. Backlog increased across all segments and was unfavorably impacted by approximately $4.5 million from changes in foreign currency exchange rates.

Net Sales

Net sales for the three months ended September 30, 2021 increased 13.8% to $404.5 million from $355.6 million in the same period in 2020. The increase was primarily from higher crane shipments due to increased demand as compared to the three months ended September 30, 2020, which was negatively impacted by the COVID-19 pandemic. While demand for cranes was higher year over year, supply chain constraints impacted the Company's ability to produce and ship certain products. Net sales was favorably impacted by approximately $2.7 million from changes in foreign currency exchange rates.

Net sales for the nine months ended September 30, 2021 increased 20.7% to $1,222.4 million from $1,013.1 million for the same period in 2020. The increase was primarily from higher crane shipments due to increased demand as compared to the nine months ended September 30, 2020, which was negatively impacted by the COVID-19 pandemic. While demand for cranes was higher year over year, supply chain constraints impacted the Company's ability to produce and ship certain products. Additionally, the increase was driven by entering the year with a higher shippable backlog, partially offset by unfavorable impacts from the cybersecurity incident. Net sales was favorably impacted by approximately $39.5 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended September 30, 2021 was $69.0 million, an increase of $3.9 million compared to $65.1 million for the same period in 2020. The increase was primarily due to an increase in net sales, partially offset by increases in material and transportation costs. Gross profit was favorably impacted by approximately $0.7 million from changes in foreign currency exchange rates.

Gross profit percentage decreased in the three months ended September 30, 2021 to 17.1% from 18.3% to the same period in 2020 primarily due to increases in material and transportation costs.

Gross profit for the nine months ended September 30, 2021 was $227.8 million, an increase of $51.1 million compared to $176.7 million for the same period in 2020. The increase was primarily due to the increase in net sales, partially offset by increases in material and transportation costs and unfavorable impacts from the cybersecurity incident. Gross profit was favorably impacted by approximately $9.1 million from changes in foreign currency exchange rates.

Gross profit percentage increased in the nine months ended September 30, 2021 to 18.6% from 17.4% in the same period in 2020 primarily due to increased absorption of fixed costs, partially offset by increases in material and transportation costs.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased 20.6% to $59.7 million for the three months ended September 30, 2021 compared to $49.5 million for the same period in 2020. The increase was primarily due to higher employee-related costs, inclusive of short-term incentive compensation costs, and acquisition related costs. Engineering, selling and administrative expenses were unfavorably impacted by approximately $0.4 million from changes in foreign currency exchange rates.

Engineering, selling and administrative expenses increased 16.7% to $181.0 million for the nine months ended September 30, 2021 compared to $155.1 million for the same period in 2020. The increase was primarily due to higher employee-related costs, inclusive of short-term incentive compensation costs, a $3.6 million loss from a write-off of a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture and acquisition related costs. This was partially offset by lower tradeshow costs from the triennial ConExpo trade show in March 2020. Engineering, selling and administrative expenses were unfavorably impacted by approximately $5.8 million from changes in foreign currency exchange rates.

Restructuring (Income) Expense

During the three months ended September 30, 2021 and 2020, the Company recorded $(0.4) million and $3.9 million of restructuring (income) expense, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded $(0.5) million of restructuring income and $5.6 million of restructuring expense, respectively. Restructuring income for the three months ended September 30, 2021 primarily related to the sale of Brazilian tax credits. Restructuring income for the nine months ended September 30, 2021 primarily related to adjustments of previously recorded costs associated with headcount reductions in Europe and the sale of Brazilian tax credits. Restructuring expenses for the three months ended September 30, 2020 related primarily to costs associated with headcount reductions in North America. Restructuring expenses for the nine months ended September 30, 2020 related primarily to costs associated with headcount reductions in Europe and North America.

Interest Expense

Interest expense for the three and nine months ended September 30, 2021 remained flat year-over-year. See further detail at Note 12, “Debt” to the Condensed Consolidated Financial Statements.

Other Income (Expense) - Net

Other income (expense) - net was $(0.9) million during the three months ended September 30, 2021 and $2.6 million for the same period in 2020. Other income (expense) – net during the three months ended September 30, 2021 was primarily composed of $0.6 million of net foreign currency loss and $0.2 million of pension benefit and postretirement health costs. Other income (expense) – net during the three months ended September 30, 2020 was primarily composed of $3.4 million of net foreign currency gains partially offset by $0.4 million of pension benefit and postretirement health costs.

Other income (expense) - net was $(0.2) million during the nine months ended September 30, 2021 and $(4.3) million for the same period in 2020. Other income (expense) – net during the nine months ended September 30, 2021 was primarily composed of $0.8 million of net foreign currency gains offset by $0.5 million of pension benefit and postretirement health costs. Other income (expense) – net during the nine months ended September 30, 2020 was primarily composed of $2.6 million of net foreign currency losses and $1.2 million of pension benefit and postretirement health costs.

Provision for Income Taxes

For the three months ended September 30, 2021 and 2020, the Company recorded an income tax benefit of $0.9 million and income tax provision of $7.0 million, respectively. The year-over-year decrease in the Company’s provision for income taxes primarily relates to a change in the jurisdictional mix of pre-tax income compared to the previous year and a discrete tax benefit recorded in 2021 related to a refund of French income taxes as a result of a Mutually Agreed upon Procedure for 2006 with Italian and French tax authorities. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

For the nine months ended September 30, 2021 and 2020, the Company recorded income tax expense of $7.3 million and $9.6 million, respectively. The year-over-year decrease in the Company’s provision for income taxes primarily relates to a change in the jurisdictional mix of pre-tax income compared to the previous year and a discrete tax benefit recorded in 2021 related to a refund of French income taxes as a result of a Mutually Agreed upon Procedure for 2006 with Italian and French tax authorities. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used for) operating activities	$68.1	$(70.9)
Net cash used for investing activities	(73.1)	(15.1)
Net cash provided by (used for) financing activities	102.4	(14.6)
Cash and cash equivalents	222.3	101.1

Cash Flows From Operating Activities

Cash flows provided by operating activities for the nine months ended September 30, 2021 were $68.1 million and were primarily driven by net income and a net decrease in working capital. The decrease in working capital was primarily due to an increase in accounts payable of $77.1 million, partially offset by an increase in inventories of $94.4 million from December 31, 2020.

Cash flows used for operating activities for the nine months ended September 30, 2020 were $70.9 million and were primarily driven by a net increase in working capital of $86.9 million. The increase in working capital was primarily due to an increase in inventory of $55.3 million from December 31, 2019 and payments of incentive compensation earned in the prior year. This was partially offset by a net $16.0 million which is composed of a net loss of $20.9 million less $36.9 million of adjustments to reconcile net loss to operating cash flows from operating activities.

Cash Flows From Investing Activities

Cash flows used for investing activities were $73.1 million for the nine months ended September 30, 2021 and consisted of $50.9 million related to the acquisition of Aspen and $22.3 million of capital expenditures, partially offset by $0.1 million in proceeds from sales of property, plant and equipment.

Cash flows used for investing activities were $15.1 million for nine months ended September 30, 2020 and consisted of $15.3 million of capital expenditures, partially offset by $0.2 million in proceeds from sales of property, plant and equipment.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $102.4 million for the nine months ended September 30, 2021 and consisted primarily of $100.0 million of borrowings on the ABL revolver.

Cash flows used for financing activities were $14.6 million for the nine months ended September 30, 2020 and consisted primarily of $12.0 million of repurchases of the Company’s common stock and $2.7 million of payments on other debt.

Liquidity and Capital Resources

The Company’s liquidity position as of September 30, 2021, December 31, 2020 and September 30, 2020 is summarized as follows:

	September 30, 2021	December 31, 2020	September 30, 2020
Cash and cash equivalents	$222.3	$128.7	$101.1
Revolver borrowing capacity	226.6	243.8	261.2
Other debt availability	47.7	42.2	37.4
Less: Borrowings on revolver	(100.0)	—	—
Less: Borrowings on other debt	(4.7)	—	—
Less: Outstanding letters of credit	(3.0)	(3.0)	(3.0)
Total liquidity	$388.9	$411.7	$396.7

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

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe and China. There are six facilities, of which four facilities are denominated in Euros totaling €29.0 million, one facility denominated in U.S. dollars totaling $9.5 million and one facility denominated in Chinese Yuan totaling ¥30.0 million. During the three months ended September 30, 2021, the Company borrowed $4.7 million on its Chinese Yuan facility. Total U.S. dollar availability as of September 30, 2021 for the six overdraft facilities is $43.0 million.

Debt

Outstanding debt as of September 30, 2021 and December 31, 2020 is summarized as follows:

	September 30, 2021	December 31, 2020
Senior secured asset based revolving credit facility	$100.0	$—
Senior secured second lien notes due 2026	300.0	300.0
Other debt	11.6	14.7
Deferred financing costs	(3.3)	(3.8)
Total debt	408.3	310.9
Short-term borrowings and current portion of long-term debt	(8.4)	(10.5)
Long-term debt	$399.9	$300.4

Both the ABL Revolving Credit Facility and 2026 Notes include customary covenants and events of default. Refer to Note 12, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of covenants for the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

Non-GAAP Measures

The Company uses EBITDA, adjusted EBITDA and adjusted operating income, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. The Company defines EBITDA as net income (loss) before interest, taxes, depreciation and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback of certain restructuring and other charges. The Company defines adjusted operating income as adjusted EBITDA excluding the addback of depreciation and amortization. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein. The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA and to adjusted operating income and operating income for the three and nine months ended September 30, 2021 and 2020 and trailing twelve months are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve
	2021	2020	2021	2020	Months
Net income (loss)	$(0.2)	$(0.4)	$14.6	$(20.9)	$16.4
Interest expense and amortization of deferred financing fees	7.5	7.7	22.6	22.8	30.4
Provision (benefit) for income taxes	(0.9)	7.0	7.3	9.6	14.8
Depreciation expense	9.8	9.2	29.5	27.3	39.4
Amortization of intangible assets	0.5	—	0.7	0.2	0.8
EBITDA	16.7	23.5	74.7	39.0	101.8
Restructuring (income) expense	(0.4)	3.9	(0.5)	5.6	0.9
Asset impairment expense	1.9	—	1.9	—	1.9
Other non-recurring charges (1)	0.9	—	5.5	—	5.5
Other (income) expense - net (2)	0.9	(2.6)	0.2	4.3	5.9
Adjusted EBITDA	20.0	24.8	81.8	48.9	116.0
Depreciation expense	(9.8)	(9.2)	(29.5)	(27.3)	(39.4)
Amortization of intangible assets	(0.5)	—	(0.7)	(0.2)	(0.8)
Adjusted operating income	9.7	15.6	51.6	21.4	75.8
Restructuring (income) expense	0.4	(3.9)	0.5	(5.6)	(0.9)
Asset impairment expense	(1.9)	—	(1.9)	—	(1.9)
Other non-recurring charges (1)	(0.9)	—	(5.5)	—	(5.5)
Operating income	$7.3	$11.7	$44.7	$15.8	$67.5

Adjusted EBITDA margin percentage	4.9%	7.0%	6.7%	4.8%	7.0%
Adjusted operating income margin percentage	2.4%	4.4%	4.2%	2.1%	4.6%
(1)
Other non-recurring charges for the three months ended September 30, 2021 relate to acquisition costs included in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations. Other non-recurring charges for the nine and trailing twelve months ended September 30, 2021 relate to acquisition costs and a write-off of a long-term note receivable resulting from the 2014 divestiture of the Company's Chinese joint venture which are included in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations.

(2)
Other (income) expense – net includes net foreign currency gains (losses), other components of net periodic pension costs, costs associated with legal matters and other miscellaneous items in the three, nine and trailing twelve months ended September 30, 2021 and the three and nine months ended September 30, 2020.

The Company uses free cash flows, which is a financial measure that is not prepared in accordance with GAAP, as an additional metric to evaluate the Company’s performance. Free cash flows is defined as net cash provided by (used for) operating activities less capital expenditures. Free cash flows for the three and nine months ended September 30, 2021 and 2020 are summarized as follows:

Free Cash Flows
(In millions)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by (used for) operating activities	$18.4	$27.8	$68.1	$(70.9)
Capital expenditures	(6.9)	(7.3)	(22.3)	(15.3)
Free cash flows	$11.5	$20.5	$45.8	$(86.2)

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

Date: November 4, 2021	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer)

/s/ David J. Antoniuk
David J. Antoniuk
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian P. Regan
Brian P. Regan
Vice President and Corporate Controller (Principal Accounting Officer)