Form 10-K
period 2021-12-31
MANITOWOC CO INC
filed 2022-02-22
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The Aggregate Market Value on June 30, 2021, of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $840.8 million based on the closing per share price of $24.50 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2022, the most recent practicable date, was 35,056,252.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

THE MANITOWOC COMPANY, INC.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2021

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
•
actions of competitors;
•
changes in raw material and commodity prices;
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
•
the ability to complete and appropriately integrate acquisitions, strategic alliances, joint ventures or other significant transactions;
•
unanticipated changes in revenues, margins and costs;
•
geographic factors and political and economic conditions and risks;
•
the ability to increase operational efficiencies across Manitowoc and to capitalize on those efficiencies;
•
work stoppages, labor negotiations, labor rates and labor costs;
•
the Company’s ability to attract and retain qualified personnel;
•
unanticipated changes in the capital and financial markets;
•
the ability to focus on customers, new technologies and innovation;
•
the ability to significantly improve profitability;
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
•
unexpected issues associated with the availability and viability of suppliers;
•
risks associated with high debt leverage;

•
risks associated with data security and technological systems and protections;
•
the replacement cycle of technologically obsolete products;
•
the ability to direct resources to those areas that will deliver the highest returns;
•
risks associated with manufacturing or design defects;
•
issues relating to the ability to timely and effectively execute on manufacturing strategies, general efficiencies and capacity utilization of the Company’s facilities;
•
the ability of Manitowoc's customers to receive financing;
•
natural disasters, other weather events, epidemics, pandemics and other public health crises disrupting commerce in one or more regions of the world;
•
the ability to focus and capitalize on product quality and reliability;
•
unexpected issues associated with the quality of materials, components and products sourced from third parties and the ability to successfully resolve those issues;
•
changes in laws throughout the world, including governmental regulations on climate change;
•
government approval and funding of projects and the effect of government-related issues or developments;
•
impairment of goodwill and/or intangible assets;
•
the inability to defend against potential infringement claims on intellectual property rights;
•
foreign currency fluctuation and its impact on reported results;
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

PART I

Item 1. BUSINESS

General

The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) was founded in 1902 and has over a 119-year tradition of providing high-quality, customer-focused products and support services to its markets. Manitowoc is one of the world's leading providers of engineered lifting solutions. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, and supports comprehensive product lines of mobile hydraulic cranes, lattice-boom crawler cranes, boom trucks, and tower cranes under the Aspen Equipment, Grove, Manitowoc, MGX Equipment Services, National Crane, Potain and Shuttlelift brand names. The Company has three reportable segments, the Americas segment, Europe and Africa (“EURAF”) segment and Middle East and Asia Pacific (“MEAP”) segment. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Note 18, “Segments” for additional information.

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

The Manitowoc Way has played a critical role in Manitowoc’s success over the last six years to build a sustainable, stand-alone crane company, helping us to significantly reduce our cost basis. As we transition to a strategy based on growth, The Manitowoc Way will remain our guiding force for building processes that enhance our new production development; sales strategies; service and rental operations; and acquisition integration.

Products and Aftermarket Services

We design, manufacture and distribute a diversified line of crawler-mounted lattice-boom cranes, which we sell under the Manitowoc brand name. We also design, manufacture and distribute an expansive line of top-slewing and self-erecting tower cranes, which we sell under the Potain brand name. We design, manufacture and distribute mobile hydraulic cranes, which we sell under the Grove, Shuttlelift and National Crane brand names. We also provide crane product parts and services and crane rebuilding, remanufacturing and training services. We continue to expand our tower crane rental fleet in Europe to directly serve our customers in the region. Through our recent acquisitions in the Americas, we expanded our aftermarket activities within the region. Our crane products are used in a wide variety of applications throughout the world, including energy production/distribution and utility, petrochemical and industrial, infrastructure, such as road, bridge and airport construction, as well as commercial and residential construction.

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

These cranes are used to lift material and equipment in a wide variety of applications, including heavy construction, bridge and highway, infrastructure and energy-related projects. These cranes are also used by the crane rental industry, which serves all the aforementioned end markets. Lattice boom crawler cranes are produced in the U.S.

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

Top-slewing tower cranes are the most traditional category of tower cranes and have a tower and multi-sectioned horizontal jib. These cranes rotate from the top of their mast and can increase in height with the project. These cranes are generally sold to medium to large building and construction groups, as well as to rental companies. There are three styles of Top-Slewing Tower Cranes: Hammerhead/cathead; Topless; and Luffing Jib. These cranes are produced in France, Portugal, India and China.

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

Aftermarket Services

We provide aftermarket services such as sale of parts, commissioning and disassembly of cranes, training, remanufacturing services, field service work and routine maintenance of cranes. Our strategic priorities involve expanding our aftermarket businesses in North America and Europe. In 2021, we completed the acquisitions of Aspen Equipment Company ("Aspen") and the crane business of H&E Equipment Services, Inc. (“H&E”), which expanded our aftermarket footprint and capabilities in North America. The H&E crane business operates under our new wholly-owned subsidiary, MGX Equipment Services, LLC ("MGX").

Customers. We did not have any customers that individually comprise more than 10% of our consolidated net sales in the years ended December 31, 2021, 2020 and 2019.

Manufacturing

We operate ten manufacturing facilities (including remanufacturing facilities) across the world that utilize a variety of processes. In general, the manufacturing process involves the fabrication and machining of raw materials, primarily steel, which are then manufactured into sub-assemblies. Sub-assemblies are then assembled with purchased components into a complete machine. In our manufacturing operations, we maintain advanced manufacturing, quality assurance and testing equipment and utilize extensive process automation. We have invested in Product Verification Centers at our major manufacturing facilities to support new product development, testing and qualification of sub-systems and final product designs.

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

Acquisitions

In 2021, we completed the acquisition of substantially all of the assets of Aspen, a diversified crane dealer and a leading final stage purpose built work truck upfitter, and substantially all of the assets of the crane business of H&E, one of the largest rental equipment companies in the U.S.

The acquisition of these businesses advances our strategy to expand our aftermarket activities within North America. The acquisition of Aspen expands Manitowoc’s direct-to-customer footprint in key markets in the Midwest with new sales, used sales, parts and service to a variety of end markets. In addition, Aspen’s specialized crane and truck equipment upfitting capabilities provide greater depth of product offerings to a wider base of customers including loyal customers of the Company's products. The H&E crane business operates under our new wholly-owned subsidiary, MGX Equipment Services, LLC ("MGX"). MGX expands our ability to provide new sales, used sales, aftermarket parts, service, and remanufacturing to a variety of end market customers. In addition, MGX and Aspen rent cranes to its customers and the rental fleet is serviced through the Company’s on-site parts and service team. Together, Aspen and MGX include fourteen full-service branch locations along with field service technicians that provide industry-leading technical competencies and exceptional customer support.

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

Seasonality

Our first quarter is typically the slowest quarter of the year for net sales due to seasonal conditions in the northern hemisphere impacting customer buying behavior.

Competition

We sell our products in highly competitive end markets. We compete in each of our end markets based on product design, quality of products, aftermarket support services, product performance, maintenance costs, energy and resource savings and other contributions to sustainability and price. Given the expense operational disruption can cause, our customers generally view quality and reliability as critical factors in their purchasing decision. We believe that we benefit from the following competitive advantages which create customer loyalty: strong brand names with competitive resale values, a reputation for quality and reliable products and aftermarket support and solution services, an established network of global distributors and customer relationships, broad product line offerings in the markets we serve, a commitment to customer-focused engineering design and product innovation and in-house service and distribution. The following table sets forth our primary competitors:

Products	Primary Competitors
Tower Cranes	Benazzato; Cattaneo; Comansa; FM Gru; Jaso; Liebherr; Raimondi; Saez; Sany; Terex Comedil/Peiner; Vicario; Wolffkran; Yongmao; XCMG; and Zoomlion

Mobile Telescopic Cranes	Altec; Broderson; Elliott; Hitachi Sumitomo; Kobelco; Liebherr; Load King; Manitex; Sany; Link-Belt; Tadano; Terex; XCMG; and Zoomlion

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

Human Capital Management

As of December 31, 2021, we employed approximately 4,600 people worldwide, of which approximately 1,600 were employed in the United States and approximately 3,000 employed outside the United States. A large majority of our European employees belong to various European trade unions. Additionally, we have one trade union in China, one trade union in India and two trade unions in North America. Approximately 55 employees are members of trade unions in North America.

Health and Safety: The health and safety of our employees is our number one priority. To track the health and safety performance across our global manufacturing locations we utilize a mixture of leading and lagging indicators. The two lagging indicators we focus on is the Recordable Injury Rate (“RIR”) and Loss Time Injury Frequency Rate (“LTIFR”). These are calculated in line with the United States Department of Labor Occupational Safety and Health Administration standards. The following results include the impact of the acquisitions. In 2021, our year end RIR was 1.54 whereas the industry average as per the U.S. Bureau of Labor and Statistics was 3.6 and our LTIFR stood at 1.02 versus the industry average of 1.0. In 2021, we recorded zero fatalities within our operations. In addition to our focus on lagging indicators, we have developed pro-active programs to track our leading indicators. Our leading indicators include reporting of “near misses” and daily hazard observations through our “SLAM” (Stop-Look-Assess-Manage) and “Interactive Observation” Programs. In 2021, we recorded 58,102 SLAMs and Interactive Observations which had a positive effect on our RIR and LTIFR helping our workforce to identify hazards and implement pro-active mitigation measures to avoid injury or loss.

Diversity: We strive to create diverse and inclusive workplaces where all our team members can perform to their full potential. We place particular emphasis on developing our people and building a deep and diverse talent pool to ensure Manitowoc’s sustained success over the long-term. As stewards of our diversity and inclusion initiatives, our leadership team takes a proactive approach to build and develop a diverse pipeline of talent. The Company's Future Leader Mentoring Program is a reoccurring 18-month program partnering our key talent with the Company's leadership, to develop talent and identify our future leaders from within the enterprise. The first cohort of this program was designed to accelerate the development of female leaders in the organization, increase retention and create a strong pool of talent to take on more prominent roles in the future. The second cohort, launching in the first quarter of 2022, centers around the development of future leaders while maintaining a focus on accelerating the development of female leaders; two out of every three participants are female.

Training and Talent Development: We provide all Manitowoc employees with a wide range of professional development opportunities throughout their careers. Programs designed to help our employees effectively perform their duties include our training courses in: environmental health and safety, welding apprenticeships, sales skills development, Lean manufacturing methodologies, The Manitowoc Way and corporate compliance (Ethics & Code of Conduct, Diversity & Inclusion, Insider Trading and Workplace Harassment, among others). The Company also provides tuition reimbursement and routinely invests in seminars, conferences, and other training or continuing education for employees. Additionally, the CEO and EVP, Human Resources conduct annual global succession planning meetings with senior leadership and the Board of Directors to review the Company’s top talent. We have implemented several programs to support the ongoing development of the Company’s top talent including: a mentorship program which includes a focus on developing female leaders, a supervisor leadership development program and ongoing individual development programs designed to build the leadership capabilities of our existing and future leaders.

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

The COVID-19 pandemic resulted in national, state and local government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, border closings, restrictions on public gatherings, quarantining of people who may have been exposed to the virus, shelter-in-place restrictions, and limitations or shutdowns of business operations. These measures, some of which are continuing or being re-implemented in light of new variants of the virus, have impacted and may further impact our workforce and operations, the operations of our customers, and those of our dealers and suppliers. We have significant operations worldwide, including in the United States, France, Germany, Portugal, Italy and China and each of these countries have been affected by the pandemic and have taken measures to try to contain it, resulting in disruptions at some of our manufacturing facilities and support operations. There is still uncertainty regarding the full impact and duration of such measures and potential future measures, and restrictions on our access to our facilities or on our support operations or workforce, or similar limitations for our customers, dealers and suppliers.

The COVID-19 pandemic has disrupted our supply chain and resulted in associated cost and labor pressures as well as delays in scheduled shipments of our products. The COVID-19 pandemic has had, and will continue to have, a negative impact on our business, financial condition, cash flows, results of operations and supply chain, although the full extent is still uncertain. As the pandemic continues to evolve and new variants continue to emerge, the extent of the impact on our business, financial condition, cash flows, results of operations and supply chain will depend on future developments, including, but not limited to, the continued duration of the pandemic, government actions to contain the virus and/or treat its impact, restrictions on travel, the duration, timing and severity of the impact on customer demand, and how quickly and to what extent normal economic and operating conditions can resume, all of which are still uncertain and cannot be predicted.

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

• be better positioned to compete on price for their products, due to any combination of low-cost labor, raw materials, components, facilities or other operating items, or willingness to sell at lower margins than us;

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

Sales of our products are cyclical and/or are otherwise sensitive to volatile or variable factors. A downturn or weakness in overall economic activity, including as a result of the continuing COVID-19 pandemic, or fluctuations in those other factors can have a material adverse effect on us.

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, demand for our products is cyclical and is impacted by the strength of the economy, generally, the availability of financing and other factors, including crude oil prices, that may have an effect on the level of construction activity on an international, national or regional basis, each of which have been and/or continue to be negatively impacted by the COVID-19 pandemic. During periods of expansion in construction activity, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products, and challenging conditions can continue well beyond the end of such periods. Furthermore, any future economic recession may impact leveraged companies, such as Manitowoc, more than competing companies with less leverage and may have a material adverse effect on our financial condition, results of operations and cash flows.

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

Many of our foreign competitors benefit from government policies that could give them a competitive advantage in the United States, including currency devaluation and erecting trade barriers that prevent American manufacturers from selling cranes in those markets. Low-cost competition from China and other developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products, which may undermine our ability to generate returns on our investments.

If we fail to identify, manage, complete and appropriately integrate acquisitions, strategic alliances, joint ventures or other significant transactions, it may adversely affect our future results.

We completed two acquisitions in 2021 and expect to continue to pursue acquisitions, strategic alliances, joint ventures or other significant transactions. In order to pursue this strategy successfully, we must identify attractive acquisitions, strategic alliances, joint venture opportunities, potentially obtain financing for future acquisitions on satisfactory terms, successfully complete the transaction, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to identify or complete appealing acquisition, strategic alliance or joint venture opportunities given the intense competition for these transactions. Even if we identify and complete suitable transactions, we may not be able to successfully address inherent risks in a timely manner, or at all. These inherent risks include, among other things: failure to achieve all or any projected synergies, performance targets or other anticipated benefits of the acquisition, strategic alliance, joint venture; failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; incur substantial unanticipated integration costs; lose key employees, including those of an acquired business; diversion of management’s attention from other business concerns; failure to retain the customers of the acquired business; additional debt and/or assumption of known or unknown liabilities; potential dilutive issuances of equity securities; and a write-off of goodwill, customer lists, other intangibles and amortization of expenses. If we fail to successfully integrate an acquisition, we may not realize all or any of the anticipated benefits of the acquisition, and our future results of operations could be adversely affected.

We depend on our key executive officers, managers and skilled personnel and may have difficulty retaining and recruiting qualified employees.

Our success depends to a large extent upon the continued services of our executive officers, senior management personnel, managers and other skilled personnel and our ability to recruit and retain skilled personnel to maintain and expand our operations. We could be affected by the loss of any of our executive officers who are responsible for formulating and implementing our business plan and strategy. In addition, we need to recruit and retain additional management personnel and other skilled employees. However, competition is high for skilled technical personnel among companies that rely on engineering and technology, especially in light of the labor pressures resulting from the COVID-19 pandemic, and the loss of qualified employees or an inability to attract, retain and motivate additional skilled employees required for the operation and expansion of our business could hinder our ability to conduct design, engineering and manufacturing activities successfully and develop marketable products. We may not be able to attract the skilled personnel we require or retain those whom we have trained at our own cost. If we are not able to do so, our business and our ability to continue to grow could be negatively affected and we could face additional competition from those employees who leave and work for our competitors.

We may not be able to maintain our engineering, technological and manufacturing expertise.

The markets for our products are characterized by changing technology and evolving process development. The continued success of our business will depend upon our ability to:

• hire, retain and expand our pool of qualified engineering and technical personnel;

• maintain technological leadership in our industry;

• successfully anticipate or respond to changes in manufacturing processes in a cost-effective and timely manner; and

• successfully anticipate or respond to changes in cost to serve in a cost-effective and timely manner.

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

Despite our efforts, our information systems, like those of other companies, are susceptible to damage or interruption due to natural disasters, power loss, telecommunications failures, viruses, breaches of security, system upgrades or new system implementations. Furthermore, like the cybersecurity incident that occurred in June 2021, our security measures may not detect or prevent all security threats, whether from intentional or inadvertent breaches by our employees or attacks designed to gain unauthorized access to our systems, networks and data, such as denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our customers’ financial, product and other confidential information, result in regulatory actions and legal proceedings, and/or have an adverse effect on our business and reputation.

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

We have incurred and may incur in the future additional expenses and delays due to interruptions at our manufacturing facilities as a result of the continuing COVID-19 pandemic, and in the future we may also incur additional expenses and delays due to technical problems or other interruptions at our manufacturing facilities.

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

For the years ended December 31, 2021, 2020, and 2019, approximately 61%, 61% and 53%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the Company’s international sales is part of our growth strategy. Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:

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

We sell a portion of our products through third parties such as distributors, agents and channel partners (collectively referred to as distributors). Using third parties for distribution exposes us to many risks, including competitive pressure, concentration risk, credit risk, and compliance risks. Distributors may sell products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a product, and the loss of these distributors (including as a result of the continuing COVID-19 pandemic) could negatively impact our sales. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and financial results. Violations of the Foreign Corrupt Practices Act or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

Increasing costs of doing business in many countries in which we operate may adversely affect our business and financial results.

Increasing costs such as labor and overhead costs in the countries in which we operate may erode our profit margins and compromise our price competitiveness. Historically, the low cost of labor in certain of the countries in which we operate has been a competitive advantage but labor costs globally have been increasing. Our profitability also depends on our ability to manage and contain our other operating expenses such as the cost of utilities, factory supplies, factory space costs, equipment rental, repairs and maintenance and freight and packaging expenses. In the event we are unable to manage any increase in our labor and other operating expenses in an environment where revenue does not increase proportionately, our financial results would be adversely affected.

Our operations and profitability could suffer if we experience problems with labor relations.

As of December 31, 2021 we employed approximately 4,600 people worldwide, of which approximately 1,600 were employed in the United States and approximately 3,000 employed outside the United States. A large majority of our European employees belong to various European trade unions. Additionally, we have one trade union in China, one trade union in India and two trade unions in North America. Approximately 55 employees are members of trade unions in North America.

Any significant labor relations issues could have an adverse effect on our operations, reputation, results of operations and financial condition.

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

A portion of our sales are financed by third-party finance companies on behalf of our customers. The availability of financing from third parties is affected by general economic conditions (including the negative impact on economic conditions as a result of COVID-19 and the uncertain future impacts of the continuing pandemic), the creditworthiness of our customers and the estimated residual value of our equipment. In certain transactions, we provide residual value guarantees and buyback commitments to our customers or to third-party financial institutions. Deterioration in the credit quality of our customers or the overall health of the finance industry could negatively impact our customers’ ability to obtain the resources needed to make purchases of our equipment or their ability to obtain third-party financing. In addition, if the actual value of the equipment for which we have provided a residual value guaranty declines below the amount of our guaranty, we may incur additional costs, which may negatively impact our financial condition, results of operations and cash flows.

Our goodwill and other intangible assets represent a material amount of our total assets; as a result, impairments have had, and future impairment may have, a material adverse effect on our results of operations.

As of December 31, 2021, goodwill and other intangible assets totaled $389.3 million, or approximately 21.9% of our total assets. We assess annually whether there has been impairment in the value of our goodwill or indefinite-lived intangible assets. If future operating performance were to fall below current projections or if there are material changes to management’s assumptions, we could be required to recognize additional non-cash charges to operating earnings for goodwill and/or other intangible asset impairment. Goodwill or intangible asset impairments have had, and any future impairments may have, a material adverse effect on our results of operations.

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

We also incur currency transaction risk whenever one of our operating subsidiaries enters into a transaction using a different currency than its functional currency. We attempt to reduce currency transaction risk whenever one of our operating subsidiaries enters into a material transaction in a currency other its functional currency by:

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

As of December 31, 2021, our total consolidated debt was $407.2 million as compared to consolidated debt of $310.9 million as of December 31, 2020.

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

Additionally, on March 25, 2019, we and certain of our subsidiaries entered into an indenture with U.S. Bank National Association as trustee and notes collateral agent, pursuant to which we issued $300.0 million aggregate principal amount of senior secured second lien notes due on April 1, 2026 with an annual coupon rate of 9.000% (the “2026 Notes”). Interest on the 2026 Notes is payable in cash semi-annual in arrears on April 1 and October 1 of each year. The 2026 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of our existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility or that guarantees certain other debt of us or a guarantor. The 2026 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of us and of the guarantors that secure obligations under the ABL Revolving Credit Facility.

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

The agreements governing our debt include covenants that restrict, among other matters, our ability to incur additional debt, pay dividends or repurchase our equity, make certain investments, and consolidate, merge or transfer all or substantially all of our assets. Certain of our debt facilities require or will require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions, as a result of various factors including the continuing COVID-19 pandemic. Adhering to these covenants may also require that we take disadvantageous actions, including reducing spending on marketing, advertising and new product innovation, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flows from operations to the payment of principal and interest on our indebtedness. Our leverage could also put us at a disadvantage compared to any competitors that are less leveraged. We cannot be certain that we will meet any future financial tests or that the lenders would waive any such failure to meet those tests. See additional discussion in Note 12, “Debt,” to our Consolidated Financial Statements.

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

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2021, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $84.6 million (“unfunded status”), as compared to $106.6 million as of December 31, 2020. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

We have invested the plan assets of our funded benefit plans in various equity and debt securities. A deterioration in the value of plan assets could cause the unfunded status of these benefit plans to increase, thereby increasing our obligation to make additional contributions to these plans. An obligation to make contributions to our benefit plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition and cash flows.

Legal and Regulatory Risks

Environmental liabilities that may arise could be material.

Our operations, facilities and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the remediation of contamination, and otherwise relating to health, safety and the protection of the environment. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental and health and safety matters and have in the past and will continue to incur capital costs and other expenditures relating to such matters. For example, we are engaged in confidential discussions with the United States government concerning our participation in the Environmental Protection Agency's Transition Program for Equipment Manufacturers and related matters. See additional discussion regarding this matter in Note 19, "Commitments and Contingencies" to the Consolidated Financial Statements.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Manitowoc maintains leased and owned manufacturing, warehouse, field testing, service and distribution and office facilities throughout the world. The Company’s corporate office is located in Milwaukee, Wisconsin. The Company believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Manitowoc management continually monitors the Company’s capacity needs and makes adjustments as dictated by market and other conditions.

The following table provides information about material facilities owned or leased by the Company as of December 31, 2021.

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

Item 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation incidental to its business, as well as other litigation of a non-material nature in the ordinary course of business. See Note 19, “Commitments and Contingencies,” to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Each of the following executive officers of the Company has been elected by the Board of Directors. The information presented below is as of February 22, 2022.

Name	Age	Position With The Registrant	Principal Position Held Since
Aaron H. Ravenscroft	43	President and Chief Executive Officer	2020
David J. Antoniuk	64	Executive Vice President and Chief Financial Officer	2016
Leslie L. Middleton	52	Executive Vice President, Americas and EU Mobile Cranes	2020
Thomas L. Doerr, Jr.	46	Executive Vice President, General Counsel and Secretary	2017
Terrance L. Collins	57	Executive Vice President, Human Resources	2018

The following paragraphs provide further information as to our executive officers’ duties and their employment history:

Aaron H. Ravenscroft has served as the President and Chief Executive Officer of The Manitowoc Company since August 2020. Prior to his appointment, he was the Executive Vice President of Cranes since 2017, overseeing the company’s operational activities. Mr. Ravenscroft joined Manitowoc in 2016 as the Executive Vice President of Mobile Cranes. Before joining Manitowoc, Mr. Ravenscroft served as Regional Managing Director of the North American Minerals business for the Weir Group (2013-2016); President and Group Executive of Process & Flow Control Group of Robbins & Myers (2011-2013); and Regional Vice President of Industrial Products Group for Gardner Denver, Inc. (2008-2011). Mr. Ravenscroft also worked at Westinghouse Air Brake Technologies and Janney Montgomery Scott. He holds an MBA from Carnegie Mellon University and a BA in Economics from Bucknell University.

David J. Antoniuk has served as the Executive Vice President and Chief Financial Officer of The Manitowoc Company since November 2020. Prior to his appointment he was the Senior Vice President and Chief Financial Officer since May 2016, responsible for directing teams in accounting, financial reporting, investor relations, global tax, information services, and treasury. Before joining Manitowoc in 2016, Mr. Antoniuk served as Vice President and Chief Financial Officer at Colorcon, Inc. (2015-2016); Vice President and Corporate Controller at Gardner Denver (2005-2014); and Vice President Finance and Chief Financial Officer at Davis-Standard Corporation (1996-2005). Mr. Antoniuk also worked at Pirelli Cables, Johnson & Johnson, and KPMG. He holds a B.S. degree in business administration from Seton Hall University and received his Certified Public Accounting License from the State of New Jersey.

Leslie L. Middleton has served as the Executive Vice President, Americas and EU Mobile Cranes of The Manitowoc Company since November 2020. Prior to his appointment he was the Senior Vice President of Americas Mobile Cranes. Mr. Middleton joined Manitowoc in February 2016 and is responsible for optimizing operations, development and implementation of lean strategies, increased new product development, and growth in the Americas business and Germany mobiles. Before joining Manitowoc, Mr. Middleton served as Managing Director U.S. Minerals and Executive Vice President Operations at Weir Minerals North America (2014-2016); Vice President and General Manager of Gardner Denver (2009-2013); Director of Manufacturing at Magnet Schultz of America (2004-2009); and Director of Manufacturing and Performance Systems at Vapor Corporation (1995-2004).

Thomas L. Doerr, Jr. has served as the Executive Vice President, General Counsel and Secretary of The Manitowoc Company since November 2020. Prior to his appointment he was the Senior Vice President, General Counsel and Secretary since November 2017. Mr. Doerr joined the Manitowoc Company in 2006 as legal counsel; in 2008 he expatriated to London, England, and in 2009 to Lyon, France as the Assistant General Counsel – International and was responsible for legal matters for the crane segment and the foodservice segment in Europe, Middle East, Africa and Asia Pacific. In 2012 he moved back to the United Sates as Associate General Counsel for Manitowoc Crane. Before joining Manitowoc in 2017, Mr. Doerr served as Vice President, General Counsel and Secretary for Jason Industries, Inc. (2015-2017) and worked at the law firm von Briesen &

Roper, s.c. He holds a BA in Business Administration / Marketing Management from the University of St. Thomas and a Juris Doctorate from Marquette University Law.

Terrance L. Collins has served as the Executive Vice President, Human Resources of The Manitowoc Company since November 2020. Prior to his appointment he was the Senior Vice President, Human Resources and Administration since April 2018, responsible for talent acquisition, talent development, diversity and inclusion, employee engagement, compensation and benefits programs, employee and labor relations, HR information systems and HR administration and compliance. Before joining Manitowoc, Mr. Collins served as Chief Administrative Officer at FDH Velocitel (2014-2018); Senior Vice President, Human Resources at Zebra Technologies (2013-2014); and Vice President, Human Resources at IDEX Corporation (2006-2013). Prior to IDEX, Mr. Collins served in senior leadership positions at AmSan LLC and U.S. Foodservice, Inc. He holds a BS in Business Administration from Towson University.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MTW. The number of shareholders of record of common stock as of December 31, 2021 was 537.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s 2026 Notes and the Company’s ABL Revolving Credit Facility described below. For the years ended December 31, 2021 and 2020, no cash dividends were declared or paid.

The Company’s ABL Revolving Credit Facility and Indenture governing the 2026 Notes defines certain payments the Company can make, such as the purchase or retirement of Company stock, prepayment of debt principal and distribution of dividends to holders of Company stock as “Restricted Payments.” These Restricted Payments may be constrained by a provision requiring a minimum fixed charge coverage ratio after giving effect to the Restricted Payments under the ABL Credit Agreement and a provision requiring a minimum consolidated total debt ratio under the 2026 Notes indenture. See additional disclosure in Note 12, “Debt,” to the Company’s Consolidated Financial Statements.

See Part III, Item 12 of this Annual Report on Form 10-K for certain information regarding the Company’s equity compensation plans.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
The Manitowoc Company, Inc.
S&P 500 Index
Russell 2000 Index

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2017	2018	2019	2020	2021
The Manitowoc Company, Inc.	64.46%	(62.46)%	18.48%	(23.94)%	39.67%
S&P 500 Index	21.83%	(4.38)%	31.49%	18.40%	28.71%
Russell 2000 Index	14.65%	(11.01)%	25.53%	19.96%	14.82%

	Indexed Returns
	Years Ending December 31,
	2016	2017	2018	2019	2020	2021
The Manitowoc Company, Inc.	100.00	164.46	61.75	73.16	55.64	77.72
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview: Manitowoc is a leading provider of engineered lifting solutions, including lattice-boom cranes, tower cranes, mobile hydraulic cranes and boom trucks. The Company has three reportable segments, the Americas segment, EURAF segment and MEAP segment. The segments were identified using the “management approach,” which designates the internal organization that is used by the CEO, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance. Further information regarding the Company’s reportable segments can be found in Note 18, “Segments,” to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In Management’s Discussion and Analysis, unless otherwise indicated, references to “Manitowoc” and the “Company” refer to The Manitowoc Company, Inc. and its consolidated subsidiaries.

All dollar amounts are in millions throughout the tables included in Management’s Discussion and Analysis of Financial Conditions and Results of Operations unless otherwise indicated.

Segment Operating Performance

	2021	Change	2020	Change	2019
Net Sales
Americas	$757.6	21.0%	$626.1	(35.4)%	$969.7
EURAF	677.0	13.1%	598.7	(7.2)%	644.9
MEAP	285.6	30.6%	218.6	(0.4)%	219.5

Segment Operating Income
Americas	$57.3	78.5%	$32.1	(71.7)%	$113.4
EURAF	8.9	(25.8)%	12.0	215.8%	3.8
MEAP	30.9	1.6%	30.4	34.5%	22.6

Americas

Americas net sales increased 21.0% in 2021 to $757.6 million from $626.1 million in 2020. The increase was primarily due to favorable product mix and pricing actions taken during the year. While demand for cranes was higher year over year, supply chain constraints impacted the Company's ability to produce and ship certain products. The acquisitions of Aspen Equipment Company ("Aspen") and the crane business of H&E Equipment Services, Inc. ("H&E") contributed to the increase of net sales by $26.7 million. However, the acquisitions generated $74.2 million of net sales during the period on a standalone basis.

Americas operating income increased 78.5% in 2021 to $57.3 million from $32.1 million in 2020. The increase was primarily due to higher net sales, favorable product mix and the impact of pricing actions taken during the year. This was partially offset by unfavorable impacts from higher material and transportation costs, increased short-term incentive compensation costs and a $1.9 million asset impairment charge to write-down the value of one of the Company's Brazil entities to its expected sale price.

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

EURAF

EURAF net sales increased 13.1% in 2021 to $677.0 million from $598.7 million in 2020. The increase was primarily due to higher shipments of cranes compared to the year ended December 31, 2020, which was negatively impacted by the COVID-19 pandemic. While demand for cranes was higher year over year, supply chain constraints impacted the ability to produce and ship certain products. EURAF net sales were favorably impacted by approximately $20.9 million from changes in foreign currency exchange rates.

EURAF operating income decreased in 2021 to $8.9 million from $12.0 million in 2020. The decrease was primarily due to higher material and transportation costs and engineering, selling and administrative expenses including short-term incentive compensation costs. This was partially offset by higher net sales. Operating income was favorably impacted by approximately $2.4 million from changes in foreign currency exchange rates.

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

MEAP

MEAP net sales increased 30.6% in 2021 to $285.6 million from $218.6 million in 2020. The increase was primarily due to higher crane shipments compared to the year ended December 31, 2020, which was negatively impacted by the COVID-19 pandemic. MEAP net sales were favorably impacted by approximately $10.0 million from changes in foreign currency exchange rates.

MEAP operating income increased 1.6% in 2021 to $30.9 million from $30.4 million in 2020. The increase was primarily due to higher net sales. This was partially offset by higher material and transportation costs, engineering, selling and administrative expenses including short-term incentive compensation costs and a $3.6 million loss from a write-off of a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture. MEAP operating income was favorably impacted by approximately $0.3 million from changes in foreign currency exchange rates.

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

Results of Operations for the Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019	2021 to 2020 % Change	2020 to 2019 % Change
Orders	$2,166.6	$1,511.4	$1,638.6	43.4%	(7.8)%
Backlog	1,010.9	543.2	475.1	86.1%	14.3%
Net sales	1,720.2	1,443.4	1,834.1	19.2%	(21.3)%
Gross profit	307.2	254.7	344.1	20.6%	(26.0)%
Gross profit %	17.9%	17.6%	18.8%
Engineering, selling and administrative expenses	258.5	208.8	225.6	23.8%	(7.4)%
Asset impairment expense	1.9	—	—	*	*
Restructuring (income) expense	(1.1)	7.0	9.8	(115.7)%	(28.6)%
Interest expense	28.9	29.1	32.7	(0.7)%	(11.0)%
Loss on debt extinguishment	—	—	25.0	*	*
Other income (expense) - net	1.0	(10.0)	9.8	110.0%	202.0%
Provision for income taxes	6.1	17.1	12.4	64.3%	(37.9)%
*Measure not meaningful

Orders and Backlog

Backlog represents the dollar value of orders which are expected to be recognized in net sales in the future. Orders are included in backlog when an executed binding contract has been received but has not been recognized in net sales. Orders and backlog are not measures defined by accounting principles generally accepted in the United States of America (“GAAP”) and our methodology for determining orders and backlog may vary from the methodology used by other companies.
Management uses orders and backlog for capacity and resource planning. We believe this information is useful to investors to provide an indication of our future revenues.

Orders for the year ended December 31, 2021 increased 43.4% to $2,166.6 million from $1,511.4 million for the same period in 2020 of which $55.4 million was from the acquisitions. The increase was primarily related to higher global demand as the year ended December 31, 2020 was significantly impacted by the COVID-19 pandemic. Orders were favorably impacted by approximately $31.7 million from changes in foreign currency exchange rates.

The Company’s backlog as of December 31, 2021, 2020, and 2019, was $1,010.9 million, $543.2 million and $475.1 million, respectively, of which $39.3 million as of December 31, 2021 was from the acquisitions. Backlog increased across all segments and was unfavorably impacted by $39.5 million from changes in foreign currency exchange rates.

Net Sales

Consolidated net sales for the year ended December 31, 2021 increased 19.2% to $1,720.2 million from $1,443.4 million for the same period in 2020. The increase was primarily from higher crane shipments due to increased demand as compared to the year ended December 31, 2020, which was negatively impacted by the COVID-19 pandemic. While demand for cranes was higher year over year, supply chain constraints negatively impacted the Company's ability to produce and ship certain products. The acquisitions of Aspen and the crane business of H&E contributed to the increase of net sales by $26.7 million. However, the acquisitions generated $74.2 million of net sales during the period on a standalone basis. Net sales were favorably impacted by approximately $31.0 million from changes in foreign currency exchange rates.

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

Gross Profit

Gross profit for the year ended December 31, 2021 increased 20.6% to $307.2 million compared to $254.7 million for the year ended December 31, 2020. The increase was primarily due to the increase in net sales, partially offset by increases in material and transportation costs. Gross profit was favorably impacted by approximately $7.1 million from changes in foreign currency exchange rates.

Gross profit percentage in 2021 was 17.9% compared to 17.6% in 2020, or relatively flat year over year.

Gross profit for the year ended December 31, 2020 decreased by 26.0% to $254.7 million compared to $344.1 million for the year ended December 31, 2019. This decrease was primarily due to the decrease in net sales and an increase in costs due to under absorption of facility costs from lower utilization of the Company’s manufacturing facilities due to the COVID-19 pandemic. Gross profit was favorably impacted by $3.0 million from changes in foreign currency exchange rates.

Gross profit percentage decreased in 2020 to 17.6% from 18.8% in 2019 primarily due to under absorption of facility costs from lower utilization of the Company’s manufacturing facilities due to the COVID-19 pandemic.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses for the year ended December 31, 2021 increased $49.7 million to $258.5 million. The increase was primarily due to a $13.9 million charge related to a legal matter with the U.S. Environmental Protection Agency, higher employee-related costs, inclusive of short-term incentive compensation costs, a $3.6 million loss from a write-off of a long-term note receivable resulting from the 2014 divestiture of the Company’s Chinese joint venture and acquisition related costs. This was partially offset by lower tradeshow costs from the triennial ConExpo trade show in March 2020. Engineering, selling and administrative expenses were unfavorably impacted by approximately $4.4 million from changes in foreign currency exchange rates.

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

Asset Impairment Expense

During the year ended December 31, 2021, the Company recorded an asset impairment of $1.9 million to write-down the value of one of the Company's Brazil entities to its expected sale price.

There were no asset impairments for the years ended December 31, 2020 and 2019.

Restructuring (Income) Expense

Restructuring (income) expense for the year ended December 31, 2021 totaled $1.1 million of income compared to $7.0 million of expense in 2020. Restructuring income for 2021 primarily related to adjustments of previously recorded costs associated with a lease write-off in the Americas and headcount reductions in Europe. In addition, the Company recorded income on the sale of previously expensed Brazilian tax credits.

Restructuring expense for the year ended December 31, 2020 totaled $7.0 million compared to $9.8 million in 2019. Expenses in 2020 related primarily to costs associated with headcount reductions in Europe and North America, partially offset by $2.5 million of income from the forfeiture of equity compensation awards associated with employee separation agreements.

Interest Expense

Interest expense remained flat for the year ended December 31, 2021 at $28.9 million compared to $29.1 million for the year ended December 31, 2020. Refer to Note 12, “Debt” to the Consolidated Financial Statements.

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

Other income (expense) – Net

Other income (expense) - net for the year ended December 31, 2021 was $1.0 million of income and was primarily composed of $1.1 million of net foreign currency gains.

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

Income Taxes

During the year ended December 31, 2021, 2020 and 2019 the Company recorded income tax expense of $6.1 million, $17.1 million and $12.4 million respectively.

Due to the Company’s historic losses, impacts from U.S. tax reform and full valuation allowances in certain jurisdictions, the effective annual tax rate is not a meaningful measure of the Company’s cash tax position or performance of the business.

The 2021 effective tax rate was favorably impacted primarily by the release of an unrecognized tax benefits reserve of $2.8 million and a $2.7 million partial release of a Chinese valuation allowance. The rate was unfavorably impacted by the jurisdictional mix of the financial results which includes recognition of additional valuation allowances in certain jurisdictions.

The 2020 effective tax rate was favorably impacted primarily by the passing of The Coronavirus Aid, Relief and Economic Security Act by $3.7 million that allowed the Company to implement certain U.S. tax planning strategies. The rate was unfavorably impacted primarily by additional valuation allowances recorded during the year and the jurisdictional mix of the financial results.

The 2019 effective tax rate equaled the U.S. statutory rate of 21%. The rate was favorably impacted primarily by manufacturing and research incentives and non-U.S. income taxed at a rate other than the U.S. statutory rate. The rate was unfavorably impacted primarily by additional valuation allowances recorded during the year and U.S. tax reform.

See further detail at Note 14, “Income Taxes” to the Consolidated Financial Statements.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used for) operating activities	$76.2	$(35.1)	$(53.3)
Net cash provided by (used for) investing activities	$(226.3)	$(25.8)	$108.4
Net cash provided by (used for) financing activities	$100.9	$(14.8)	$3.7
Cash and cash equivalents	$75.4	$128.7	$199.3

Cash Flows From Operating Activities

Cash flows provided by operating activities in 2021 were $76.2 million and were primarily driven by net income and a net decrease in operating assets and liabilities of $3.1 million. The decrease in operating assets and liabilities was primarily due to an increase in accounts payable and accrued expenses of $83.2 million, partially offset by an increase in inventories of $68.3 million and accounts receivable of $5.2 million from December 31, 2020.

Cash flows used for operating activities in 2020 were $35.1 million and were primarily driven by increases in working capital. Working capital increases were primarily from higher accounts receivable and lower accounts payable and accrued expenses and other liabilities.

Cash flows used for operating activities in 2019 were $53.3 million and were primarily driven by trade receivables sold to the prior accounts receivable securitization program resulting in $126.3 million of cash flows being reported in cash provided by investing activities and $75.0 million of purchases of accounts receivable previously sold to the prior accounts receivable securitization program. This was partially offset by a $124.0 million increase in net income excluding adjustments to reconcile net income (loss) to operating cash flows from operating activities, a $24.0 million net reduction in working capital since December 31, 2018 and $24.4 million of net cash received from the settlement of a legal matter.

Cash Flows From Investing Activities

Cash flows used for investing activities were $226.3 million in 2021. Cash flows used for investing activities in 2021 consisted primarily of $186.2 million related to the acquisitions of Aspen and the crane business of H&E and $40.4 million of capital expenditures.

Cash flows used for investing activities were $25.8 million in 2020. Cash flows provided by investing activities in 2020 primarily consisted of $26.3 million of capital expenditures offset by $0.5 million of cash proceeds on the sale of property, plant and equipment.

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

Cash Flows From Financing Activities

Cash flows provided by financing activities during 2021 totaled $100.9 million and consisted primarily of $100.0 million of borrowings on the ABL Revolving Credit Facility to fund the acquisitions.

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

Liquidity and Capital Resources

Liquidity

The Company’s liquidity position as of December 31, 2021 and 2020 is summarized as follows:

	2021	2020
Cash and cash equivalents	$75.4	$128.7
Revolver borrowing capacity	239.3	243.8
Other debt availability	47.2	42.2
Less: Borrowings on revolver	(100.0)	—
Less: Borrowings on other debt	(4.7)	—
Less: Outstanding letters of credit	(3.0)	(3.0)
Total liquidity	$254.2	$411.7

The Company’s revolving credit facility, or other future facilities, may be used for working capital requirements, capital expenditures, funding future acquisitions (within the Company’s debt limitations), and other operating, investing and financing needs. The Company believes its liquidity and expected cash flows from operations should be sufficient to meet expected working capital, capital expenditures, contractual obligations and other ongoing operational needs for the subsequent twelve months.

Cash Sources

The Company has historically relied primarily on cash flows from operations, borrowings under revolving credit facilities, issuances of notes and other forms of debt financing as its sources of cash. From time to time, we opportunistically look at the credit and debt markets for new sources of capital or to reduce our cost of capital.

The maximum availability under the Company’s current ABL Revolving Credit Facility is $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and fixed assets of the Loan Parties as defined in the ABL Credit Agreement.

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe and China. There are six facilities, of which four are denominated in Euros totaling €28.0 million, one denominated in U.S. dollars totaling $9.5 million and one denominated in Chinese Yuan totaling ¥30.0 million. During the year ended 2021, the Company borrowed ¥30.0 million, or approximately $4.7 million on its Chinese Yuan facility. Total availability as of December 31, 2021 for the six overdraft facilities is $47.2 million with $4.7 million outstanding.

Debt

On March 25, 2019, the Company and certain subsidiaries of the Company (the “Loan Parties”) entered into the ABL Credit Agreement with JP Morgan Chase Bank, N.A as administrative and collateral agent, and certain financial institutions party thereto as lenders, providing for the ABL Revolving Credit Facility of up to $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of five years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility.

On June 17, 2021 the Company amended its ABL Credit Agreement to adjust certain negative covenants reducing restrictions on the Company's ability to expand its rental business.

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

As of December 31, 2021, the Company had other indebtedness outstanding of $10.3 million with a weighted-average interest rate of approximately 3.4%. This debt includes balances on local credit lines and capital lease obligations.

As of December 31, 2021, the Company had $100.0 million of borrowings outstanding under the ABL Revolving Credit Facility and no borrowings outstanding as of December 31, 2020. During the year ended December 31, 2021, the highest daily borrowing under the ABL Revolving Credit Facility was $100.0 million and the average borrowing was $26.0 million, while the weighted-average annual interest rate was 1.4%. During the year ended December 31, 2020, the highest daily borrowing under the ABL Revolving Credit Facility was $50.0 million and the average borrowing was $13.3 million, while the weighted-average annual interest rate was 1.8%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. During the year ended December 31, 2021, the spreads for LIBOR and Eurodollar, and Alternative Base Rate borrowings were 1.25% and 0.25%, respectively. Excess availability as of December 31, 2021 was $136.3 million, which represents revolver borrowing capacity of $239.3 million less $100.0 million in borrowings outstanding and U.S. letters of credit outstanding of $3.0 million.

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

The aggregate scheduled future maturities of outstanding debt obligations as of December 31, 2021 is as follows:

Year
2022	$7.3
2023	1.4
2024	101.5
2025	0.1
2026	300.0
Thereafter	—
Total	$410.3

The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2021 as shown on the Consolidated Balance Sheet and in Note 12, “Debt” to the Consolidated Financial Statements due to $3.1 million of deferred financing costs related to the 2026 Notes.

As of December 31, 2021, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

Other Financing Arrangements

The Company has two non-U.S. accounts receivable financing programs with maximum availability of €55.0 million and one U.S. accounts receivable financing program with maximum availability of $40.5 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold receivables are collected. As of the year ended December 31, 2021, the Company sold receivables and received cash of $228.6 million. Transactions under the U.S. and non-U.S. accounts receivable financing programs are accounted for as sales in accordance with Accounting Standards Codification ("ASC") Topic 860.

See further details at Note 13, “Accounts Receivable Factoring” to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company's disclosures concerning transactions, arrangements and other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources are as follows:

•
The Company has disclosed its buyback commitments in Note 20, “Guarantees,” to the Consolidated Financial Statements.
•
The Company has disclosed its accounts receivable securitization arrangement in Note 13, “Accounts Receivable Factoring” to the Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments

A summary of the Company's significant contractual obligations as of December 31, 2021 is as follows:

	Total Committed	2022	2023	2024	2025	2026	Thereafter
Operating leases	44.3	12.2	9.3	6.6	4.2	3.2	8.8
Purchase obligations	824.8	579.5	245.3	—	—	—	—
Total committed	$869.1	$591.7	$254.6	$6.6	$4.2	$3.2	$8.8

•
Unrecognized tax benefits totaling $18.4 million as of December 31, 2021, excluding related interest and penalties, are not included in the table because the timing of their resolution cannot be estimated. See Note 14, “Income Taxes,” to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740 “Income Taxes.”

As of December 31, 2021, the Company had buyback commitments with a balance outstanding of $36.4 million. This amount is not reduced for amounts the Company would recover from the repossession and subsequent resale of collateral. The Company is committed to pay $27.0 million of annual interest on the 2026 Notes. Additionally, the Company's debt outstanding under the ABL Revolving Credit Facility is subject to variable interest based on prevailing rates.

The Company maintains defined benefit pension plans for some of the Company’s employees and retirees. The Board of Directors has established the Retirement Plan Committee to manage the operations and administration of all benefit plans and related trusts. For further information see Note 22, “Employee Benefit Plans,” to the Consolidated Financial Statements.

In 2021, cash contributions by the Company to defined benefit pension plans were $4.4 million, and the Company estimates that its contributions in 2022 will be approximately $3.9 million. Cash contributions to the Company’s 401(k) plan were $5.8 million in 2021.

Capital Expenditures

The Company funds capital expenditures that are intended to:

•
improve the cost structure of the Company’s business,
•
invest in new processes, products and technology,
•
maintain high-quality production standards and
•
maintain and expand the Company's rental fleet.

The Company paid a total of $40.4 million during 2021 for capital expenditures. For the year ended December 31, 2021, depreciation was $45.5 million. The Company anticipates that capital expenditures for fiscal year 2022 will be approximately $85.0 million, of which approximately $35.0 million will be funded from sales of the Company's existing rental fleet through rent to own programs and sales of older cranes. If the value of rental fleet sales is less than expected, capital expenditures will be proportionally reduced.

Management also considers the following regarding liquidity and capital resources to identify trends, demands, commitments, events and uncertainties that require disclosure:

A. Our ABL Revolving Credit Facility and indenture governing the 2026 Notes require us to comply with certain financial ratios and tests. The Company was in compliance with these covenants as of December 31, 2021, the latest measurement date. The occurrence of any default of these covenants could result in acceleration of any outstanding balances under the ABL Revolving Credit Facility. Further, such acceleration would constitute an event of default under the indenture governing the Company's 2026 Notes and other debt and could trigger cross default provisions in other agreements.

B. Circumstances that could impair our ability to continue to engage in transactions that have been integral to historical operations or are financially or operationally essential, or that could render that activity commercially impracticable, such as the inability to maintain a specified credit rating, level of earnings, earnings per share, financial ratios, or collateral. The Company does not believe that these risk factors are reasonably likely to impair its ability to continue to engage in planned activities at this time.

C. Factors specific to us and our markets that we expect to be given significant weight in the determination of our credit rating or will otherwise affect our ability to raise short-term and long-term financing. The Company does not presently believe that events covered by these risk factors applicable to the business could materially affect its credit ratings or could adversely affect its ability to raise short-term or long-term financing.

D. The Company has disclosed information related to certain guarantees in Note 20, “Guarantees,” to the Consolidated Financial Statements.

E. Written options on non-financial assets (for example, real estate puts). The Company does not have any written options on non-financial assets.

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

The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA and to adjusted operating income and operating income is as follows:

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$11.0	$(19.1)	$46.6
Interest expense and amortization of deferred financing fees	30.4	30.6	34.2
Provision for income taxes	6.1	17.1	12.4
Depreciation expense	45.5	37.2	35.0
Amortization of intangible assets	1.4	0.3	0.3
EBITDA	94.4	66.1	128.5
Restructuring (income) expense	(1.1)	7.0	9.8
Asset impairment expense	1.9	—	—
Loss on debt extinguishment	—	—	25.0
Other non-recurring charges (1)	21.8	—	3.1
Other (income) expense - net (2)	(1.0)	10.0	(9.8)
Adjusted EBITDA	116.0	83.1	156.6
Depreciation expense	(45.5)	(37.2)	(35.0)
Amortization of intangible assets	(1.4)	(0.3)	(0.3)
Adjusted operating income	69.1	45.6	121.3
Restructuring income (expense)	1.1	(7.0)	(9.8)
Asset impairment expense	(1.9)	—	—
Other non-recurring charges (1)	(21.8)	—	(3.1)
Operating income	$46.5	$38.6	$108.4

(1)
Other non-recurring charges for the year ended December 31, 2021, relate to acquisition costs, certain purchase accounting impacts from the acquisitions, a write-off of a long-term note receivable resulting from the 2014 divestiture of the Company's Chinese joint venture and costs associated with a legal matter with the U.S. Environmental Protection Agency. Costs are included in engineering, selling and administrative expenses or cost of sales in the Consolidated Statement of Operations.
(2)
Other (income) expense – net includes net foreign currency gains (losses), other components of net periodic pension costs, costs associated with a legal matter and other miscellaneous items.

The Company uses adjusted operating cash flows and free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. Adjusted operating cash flows is defined as cash flows provided by (used for) operating activities plus cash receipts on sold accounts receivable to the terminated securitization program and other one-time items. Free cash flows are defined as adjusted operating cash flows less capital expenditures. The reconciliation of cash flows used for operating activities to adjusted operating cash flows and further to free cash flows for the year ended December 31, 2021, 2020 and 2019 are summarized as follows:

	Year Ended December 31,
	2021	2020	2019
Net cash provided by (used for) operating activities	$76.2	$(35.1)	$(53.3)
Cash receipts on sold accounts receivable	—	—	126.3
Net payments on accounts receivable securitization program	—	—	75.0
Adjusted operating cash flows	76.2	(35.1)	148.0
Capital expenditures	(40.4)	(26.3)	(35.1)
Free cash flows	$35.8	$(61.4)	$112.9

Financial Risk Management

The Company is exposed to market risks from changes in interest rates, commodities and foreign currency exchange rates. To reduce these risks, the Company selectively use derivative financial instruments and other proactive management techniques. The Company has written policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes or speculation is strictly prohibited.

For a more detailed discussion of our accounting policies and the financial instruments that we use, please refer to Note 2, “Summary of Significant Accounting Policies,” Note 5, “Fair Value of Financial Instruments,” and Note 12, “Debt,” to the Consolidated Financial Statements.

Interest Rate Risk

The Company is exposed to fluctuating interest rates for certain of its debt. At any time, the Company could be party to various interest rate swaps in connection with its fixed or floating rate debt. No interest rate swaps were entered into or outstanding during 2021 and 2020.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products. The Company’s business is subject to the effect of changing raw material costs caused by movements in underlying commodity prices. The Company has established programs to manage the negotiations of commodity prices. From time to time the Company may use commodity financial instruments to hedge commodity prices. No commodity financial instruments were entered into or outstanding during 2021 and 2020.

Currency Risk

The Company has manufacturing, sales and distribution facilities around the world, and therefore, makes investments and enters into transactions denominated in various currencies, which introduces transactional currency exchange risk.

To mitigate transactional currency exchange risk, the Company, from time-to-time, enters into foreign exchange contracts to 1) reduce the earnings and cash flows impact on non-functional currency denominated receivables and payables and 2) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time it recognizes a particular purchase or sale transaction. Gains and losses resulting from hedging instruments either impact the Company’s Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged. The maturities of these foreign exchange contracts coincide with the expected underlying settlement date of the related cash inflow or outflow. The hedges of anticipated transactions are designated as cash flow hedges as required under ASC Topic 815 “Derivatives and Hedging.” As of December 31, 2021, the Company was party to foreign currency forward contracts with a notional value of $11.3 million all of which are carried on the Company’s balance sheet at fair value. As of December 31, 2021, a 10% increase or decrease in the exchange rate in the Company’s portfolio of foreign currency contracts would have increased or decreased the Company’s unrealized gains or losses by $1.1 million. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged.

Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end. Results of operations are translated into U.S. dollars at an average exchange rate for the period. The resulting translation adjustments are recorded in stockholders’ equity as other comprehensive income (loss). The cumulative translation adjustment recorded in accumulated other comprehensive loss as of December 31, 2021 was a loss of $20.5 million.

Environmental, Health, Safety, Contingencies and Other Matters

Refer to Part II, Item 8, Note 19, “Commitments and Contingencies,” where the Company has disclosed environmental, health, safety, contingencies and other matters.

Critical Accounting Policies and Estimates

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

Revenue Recognition – The Company records revenue in accordance with ASC Topic 606 – “Revenue from Contracts with Customers.” Below are the Company's revenue recognition policies by performance obligation.

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

•
Aftermarket Part Sales

Aftermarket part sales are generated through the sale of new and used parts to end customers and distributors. Aftermarket part sales are recognized when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier. Customers generally have a right of return which the Company estimates using historical information. The amount of estimated returns is deducted from net sales.

•
Other Sales

The Company’s other sales consist primarily of sales from:

o
Repair and field service work;
o
Rental of cranes; and
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

Goodwill, Other Intangible Assets and Other Long-Lived Assets - The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles - Goodwill and Other.” Under ASC Topic 350-10, goodwill is not amortized; instead, the Company performs an annual impairment review. The date for the annual impairment review is October 31, 2021, or more frequently if events or changes in circumstances indicate that the assets might be impaired. To perform its goodwill impairment review, the Company uses the income approach and market approach with a weighting of 70/30, respectively, to fair value each reporting unit. Goodwill impairment is determined by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. To perform its indefinite lived intangible assets impairment test, the Company uses a fair-value method, based on a relief of royalty valuation approach. Management’s judgments and assumptions about the amounts of those cash flows and the discount rates are inputs to these analyses. The estimated fair value is then compared with the carrying amount of the reporting unit or indefinite lived intangible asset and are subject to a write-down to the extent that the carrying amount exceeds the estimated fair value.

The Company has four reporting units: Americas - Manufacturing, Americas - Distribution, EURAF and MEAP.

As of October 31, 2021, the Company performed its annual goodwill and indefinite-lived assets impairment tests, and based on those results, no impairments were indicated. The valuation of the goodwill is particularly sensitive to management’s assumptions of revenue growth rates and projected operating income, and an unfavorable change in those assumptions could put goodwill at risk for impairment in future periods.

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

The Company monitors for events and market conditions to determine if any additional interim reviews of goodwill, other intangibles or long-lived assets are warranted. Deterioration in the market or actual results as compared with the Company’s projections may ultimately result in a future impairment. In the event the Company determines that assets are impaired in the future, the Company would recognize a non-cash impairment charge, which could have a material adverse effect on the Company’s Consolidated Balance Sheet and Results of Operations.

Employee Benefit Plans – The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates and health care cost trend rates as of that date. The approach the Company used to determine the annual assumptions are as follows:

•
Discount Rate – The Company’s discount rate assumptions are based on the interest rate of noncallable high-quality corporate bonds, with appropriate consideration of pension plan participant demographics and benefit payment terms. The Company’s discount rate is provided by an independent third party calculated based on an appropriate mix of high-quality bonds.
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

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions when appropriate. As required by GAAP, the effects of the modifications are recorded currently or amortized over future periods. The Company has developed the assumptions with the assistance of its independent actuaries and other relevant sources, and believes the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations or cash flows. Refer to Note 22, “Employee Benefit Plans” to the Consolidated Financial Statements, for a summary of the impact of a 0.50% change in the discount rate and rate of return on plan assets would have on the Company’s financial statements. Based on information provided by its independent actuaries and other relevant sources, the Company believes that the assumptions used are reasonable; however, change in these assumptions could impact the Company's financial position, results of operations or cash flows.

Product Liability – The Company is subject, in the normal course of business, to product liability lawsuits. To the extent permitted under applicable laws, the Company’s exposure to losses from these lawsuits is mitigated by insurance with self-insurance retention limits. The Company’s reserve is based upon two estimates. First, the Company tracks the population of all outstanding product liability cases to determine an appropriate case reserve for each based upon its best judgment and the advice of legal counsel. These estimates are continuously evaluated and adjusted based upon changes to the facts and circumstances surrounding the case. Second, the Company determines the amount of additional reserve required to cover incurred, but not reported, product liability issues and to account for possible adverse development of the established case reserves (collectively referred to as “IBNR”). The Company has established a position within the actuarially determined range, which it believes is the best estimate of the IBNR liability.

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

Warranties – In the normal course of business, the Company provides its customers warranties covering workmanship, and in some cases materials, on products manufactured. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months with certain equipment having longer-term warranties. If a product fails to comply with the Company’s warranties, it may be obligated, at its expense, to correct any defect by repairing or replacing such defective product. The Company provides for an estimate of costs that may be incurred under its warranties at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liabilities include the number of shipped units and historical and anticipated rates or warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of The Manitowoc Company, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Manitowoc Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Aspen Equipment and H&E Equipment from its assessment of internal control over financial reporting as of December 31, 2021 because they were acquired by the Company in purchase business combinations during 2021. We have also excluded Aspen Equipment and H&E Equipment from our audit of internal control over financial reporting. Aspen Equipment and H&E Equipment are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% and 9% of total assets, respectively, and approximately 1% and 3% of total revenues, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2021.

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

Goodwill Impairment Test

As described in Notes 2 and 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $249.7 million as of December 31, 2021. Management tests for impairment of goodwill annually in the fourth quarter. To test goodwill, management uses the income approach and market approach with a weighting of 70/30, respectively, to fair value each reporting unit, subject to a comparison for reasonableness to its market capitalization at the date of valuation. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. A considerable amount of management judgment and assumptions are required in performing the impairment tests as it relates to revenue growth rates and projected operating income.

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

February 22, 2022

We have served as the Company’s auditor since 1995.

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2021, 2020 and 2019

Millions of dollars, except per share data	2021	2020	2019
Net sales	$1,720.2	$1,443.4	$1,834.1
Cost of sales	1,413.0	1,188.7	1,490.0
Gross profit	307.2	254.7	344.1
Operating costs and expenses:
Engineering, selling and administrative expenses	258.5	208.8	225.6
Asset impairment expense	1.9	—	—
Amortization of intangible assets	1.4	0.3	0.3
Restructuring (income) expense	(1.1)	7.0	9.8
Other operating expenses	—	—	—
Total operating costs and expenses	260.7	216.1	235.7
Operating income	46.5	38.6	108.4
Other income (expense):
Interest expense	(28.9)	(29.1)	(32.7)
Amortization of deferred financing fees	(1.5)	(1.5)	(1.5)
Loss on debt extinguishment	—	—	(25.0)
Other income (expense) — net	1.0	(10.0)	9.8
Total other expense - net	(29.4)	(40.6)	(49.4)
Income (loss) before income taxes	17.1	(2.0)	59.0
Provision for income taxes	6.1	17.1	12.4
Net income (loss)	$11.0	$(19.1)	$46.6
Per Share Data
Basic income (loss) per common share	$0.32	$(0.55)	$1.31

Diluted income (loss) per share	$0.31	$(0.55)	$1.31

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2021, 2020 and 2019

Millions of dollars	2021	2020	2019
Net income (loss)	$11.0	$(19.1)	$46.6
Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on derivatives, net of income tax provision of $0.0, $0.0 and $0.0, respectively	—	—	0.3
Employee pension and postretirement benefit income (expense), net of income tax (provision) benefit of $(0.4), $0.6 and $0.2, respectively	15.6	(8.0)	(3.7)
Foreign currency translation adjustments, net of income tax (provision) benefit of $5.1, $(4.6) and $0.0, respectively	(20.5)	31.5	(1.0)
Total other comprehensive income (loss), net of income tax	(4.9)	23.5	(4.4)
Comprehensive income	$6.1	$4.4	$42.2

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2021 and 2020

Millions of dollars, except share amounts	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$75.4	$128.7
Accounts receivable, less allowances of $7.3 and $8.5, respectively	236.1	215.1
Inventories — net	576.8	473.1
Notes receivable — net	16.7	13.6
Other current assets	36.8	35.5
Total current assets	941.8	866.0
Property, plant and equipment — net	358.8	294.3
Operating lease right-of-use assets	40.6	37.9
Goodwill	249.7	235.1
Other intangible assets — net	139.6	121.6
Other non-current assets	44.7	48.6
Total assets	$1,775.2	$1,603.5
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$413.4	$329.4
Short-term borrowings and current portion of long-term debt	7.3	10.5
Product warranties	49.0	50.2
Customer advances	28.7	25.5
Other liabilities	22.6	20.2
Total current liabilities	521.0	435.8
Non-Current Liabilities:
Long-term debt	399.9	300.4
Operating lease liabilities	29.2	28.4
Deferred income taxes	6.5	5.9
Pension obligations	69.4	89.3
Postretirement health and other benefit obligations	12.1	14.0
Long-term deferred revenue	22.9	32.4
Other non-current liabilities	51.8	53.8
Total non-current liabilities	591.8	524.2
Commitments and contingencies (Note 19)
Total stockholders' equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,056,252 and 34,580,638 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	602.4	595.1
Accumulated other comprehensive loss	(102.4)	(97.5)
Retained earnings	227.9	216.9
Treasury stock, at cost (5,737,731 and 6,213,345 shares, respectively)	(65.9)	(71.4)
Total stockholders’ equity	662.4	643.5
Total liabilities and stockholders' equity	$1,775.2	$1,603.5

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

Millions of dollars	2021	2020	2019
Cash Flows From Operating Activities
Net income (loss)	$11.0	$(19.1)	$46.6
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Asset impairment expense	1.9	—	—
Depreciation	45.5	37.2	35.0
Amortization of intangible assets	1.4	0.3	0.3
Amortization of deferred financing fees	1.5	1.5	1.5
Deferred income taxes - net	0.6	4.8	1.5
Loss on early extinguishment of debt	—	—	25.0
Loss (gain) on sale of property, plant and equipment	0.2	—	(3.5)
Net unrealized foreign currency transaction losses	0.7	3.6	7.5
Stock-based compensation expense	7.1	6.0	9.5
Other	3.2	0.5	0.6
Changes in operating assets and liabilities, net of effects from acquisitions
Accounts receivable	(5.2)	(37.7)	(124.2)
Inventories	(68.3)	8.3	(18.3)
Notes receivable	1.0	7.4	2.9
Other assets	(7.6)	(7.1)	16.4
Accounts payable	62.9	(20.1)	(59.7)
Accrued expenses and other liabilities	20.3	(20.7)	5.6
Net cash provided by (used for) operating activities	76.2	(35.1)	(53.3)
Cash Flows From Investing Activities
Capital expenditures	(40.4)	(26.3)	(35.1)
Proceeds from sale of fixed assets	0.3	0.5	17.2
Acquisition of business (Note 3)	(186.2)	—	—
Cash receipts on sold accounts receivable	—	—	126.3
Net cash provided by (used for) investing activities	(226.3)	(25.8)	108.4
Cash Flows From Financing Activities
Proceeds from revolving credit facility	100.0	50.0	139.7
Payments on revolving credit facility	—	(50.0)	(139.7)
Payments on long-term debt	—	—	(276.6)
Proceeds from long-term debt	—	—	300.0
Other debt - net	(4.9)	(2.9)	(4.4)
Debt issuance costs	—	—	(8.3)
Exercises of stock options including windfall tax benefits	5.8	0.1	0.4
Common stock repurchases	—	(12.0)	(7.4)
Net cash provided by (used for) financing activities	100.9	(14.8)	3.7
Effect of exchange rate changes on cash	(4.1)	5.1	0.2
Net increase (decrease) in cash and cash equivalents	(53.3)	(70.6)	59.0
Cash and cash equivalents at beginning of period	128.7	199.3	140.3
Cash and cash equivalents at end of period	$75.4	$128.7	$199.3
Supplemental Cash Flow Information
Interest paid	$28.9	$28.8	$36.0
Income taxes (paid) refunded	3.7	(13.6)	(10.5)

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Equity

For the years ended December 31, 2021, 2020 and 2019

Millions of dollars, except shares amounts	2021	2020	2019
Common Stock - Par Value
Balance at beginning of year	$0.4	$0.4	$0.4
Balance at end of year	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of year	$595.1	$592.2	$584.8
Stock options exercised and issuance of other stock awards	0.2	(3.1)	(2.1)
Stock-based compensation	7.1	6.0	9.5
Balance at end of year	$602.4	$595.1	$592.2
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(97.5)	$(121.0)	$(116.6)
Other comprehensive income (loss)	(4.9)	23.5	(4.4)
Balance at end of year	$(102.4)	$(97.5)	$(121.0)
Retained Earnings
Balance at beginning of year	$216.9	$236.2	$189.6
Adoption of accounting standards update	—	(0.2)	—
Net income (loss)	11.0	(19.1)	46.6
Balance at end of year	$227.9	$216.9	$236.2
Treasury Stock
Balance at beginning of year	$(71.4)	$(61.9)	$(56.9)
Stock options exercised and issuance of other stock awards	5.5	2.5	2.4
Common stock repurchases	—	(12.0)	(7.4)
Balance at end of year	$(65.9)	$(71.4)	$(61.9)
Total equity	$662.4	$643.5	$645.9

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Company and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc” and the “Company”) was founded in 1902 and has over a 119-year tradition of providing high-quality, customer-focused products and support services to its markets. Manitowoc is one of the world's leading providers of engineered lifting solutions. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, and supports comprehensive product lines of mobile hydraulic cranes, lattice-boom crawler cranes, boom trucks, and tower cranes under the Aspen Equipment, Grove, Manitowoc, MGX Equipment Services, National Crane, Potain and Shuttlelift brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure and residential construction end markets. Additionally, the Company leverages its installed base of approximately 155,000 cranes to provide aftermarket parts and services to enable its customers to manage their fleets more effectively and improve their return on investment. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc’s aftermarket support operations provide the Company with a consistent stream of recurring revenue. The Company continues to expand its tower crane rental fleet in the EURAF segment to directly serve its customers in the region. Manitowoc is a Wisconsin corporation and its principal executive offices are located at 11270 West Park Place Suite 1000, Milwaukee, Wisconsin 53224.

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

Impact of the COVID-19 Pandemic

During 2020, the COVID-19 pandemic significantly impacted demand for the Company’s products which subsided in 2021. However, the Company experienced, and is still experiencing, supply chain and logistic constraints that negatively impacted its ability to manufacture and ship products. In addition, the Company experienced inflationary cost pressures which have negatively impacted its results.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents The Company considers all cash and short-term investments purchased with an original maturity of three months or less as cash and cash equivalents.

Allowance for Doubtful Accounts Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company's estimate for the allowance for doubtful accounts is based on an estimate of the losses inherent in amounts billed, pools of receivables with similar risk characteristics, existing and future economic conditions, reasonable and supportable forecasts that affect the collectability of the related receivable and any specific customer collection issues the Company has identified.

The following table is a rollforward of the allowance for doubtful accounts for the years ended December 31, 2021 and 2020.

	2021	2020
Balance at beginning of period	$8.5	$7.9
Bad debt expenses	—	3.6
Use of reserve	(1.3)	(2.7)
Currency translation	0.1	(0.3)
Balance at end of period	$7.3	$8.5

Inventories Inventories are valued at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company determines inventory value using the first-in, first-out method.

Business Combinations The Company accounts for business combinations under the acquisition method in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("Topic 805"). The acquisition method requires identifiable assets acquired and liabilities assumed and any non-controlling interest in the business acquired be recognized and measured at fair value on the acquisition date, which is the date that the Company obtains control of the acquired business. The amount by which the fair value of consideration transferred as the purchase price exceeds the net fair value of assets acquired and liabilities assumed is recorded as goodwill. The Company expenses transaction costs in a business combination.

Goodwill and Other Intangible Assets The Company accounts for goodwill and other intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other” ("Topic 350"). Under ASC Topic 350, goodwill is not amortized; instead, the Company performs an annual impairment review. The date for the annual impairment review is October 31, 2021 or more frequently if events or changes in circumstances indicate that the assets might be impaired. To perform its goodwill impairment review, the Company uses the income approach and market approach with a weighting of 70/30, respectively, to fair value each reporting unit. If the carrying amount exceeds the fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

The Company’s other intangible assets with indefinite lives, are not amortized but are tested for impairment annually, or more frequently, as events dictate. For other indefinite lived intangible assets, the impairment test consists of a comparison of the fair value of the intangible assets to their carrying amount. See Note 10, “Goodwill and Other Intangible Assets,” for further details on our impairment assessments. The Company’s intangible assets subject to amortization are tested for impairment whenever events or changes in circumstances indicate that their carrying values may not be recoverable.

The Company’s other intangible assets subject to amortization are amortized straight-line over the following estimated useful lives:

Useful lives
Patents	20 years
Customer relationships	12-18 years
Trademarks and tradenames	5 years
Noncompetition agreements	5 years
Other intangibles	9 months

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

Property, plant and equipment are depreciated over the following estimated useful lives:

Years
Building and improvements	2 - 43
Machinery, equipment and tooling	3 - 18
Furniture and fixtures	3 - 10
Computer hardware and software	3 - 10
Rental cranes	5 - 15

Property, plant and equipment also includes cranes accounted for as operating leases. Equipment accounted for as operating leases includes rental cranes leased directly to the customer and cranes for which the Company has assisted in the financing arrangement, whereby the Company has made a buyback commitment in which the customer at the time of the order had a significant economic incentive to exercise. Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life. Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement to the buyback amount at the end of the lease period. The amount of buyback and rental equipment included in property, plant and equipment amounted to $119.5 million and $59.9 million, net of accumulated depreciation, as of December 31, 2021 and 2020, respectively.

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

Derivative Financial Instruments and Hedging Activities The Company has policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates, commodities and interest rates. The Company follows the guidance in accordance with ASC Topic 815 “Derivatives and Hedging” (“Topic 815”). The fair values of all outstanding derivatives are recorded in the Consolidated Balance Sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (loss) (“AOCI”) depending on whether the derivative is designated and qualifies as a cash flow hedge.

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

Stock-Based Compensation The Company recognizes expense net of estimated future forfeitures for all stock-based compensation on a straight-line basis over the vesting period of the entire award. Estimated future forfeitures are based on the Company’s historical experience. Stock-based compensation plans are described more fully in Note 17, “Stock-Based Compensation.”

Research and Development Research and development costs are charged to expense as incurred and amounted to $29.1 million, $30.6 million and $31.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Research and development costs include salaries, materials, contractor fees and other administrative costs.

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

Net Sales Sales are recognized when obligations under the terms of a contract with the Company’s customer are satisfied; generally this occurs with the transfer of control of the Company’s cranes or aftermarket parts or completion of performance of services. Sales are measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. The Company recognizes sales for extended warranties over the life of the extended warranty period.

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

Performance Obligations

The following is a description of principle activities from which the Company generates sales. Disaggregation of the Company’s revenue sources are disclosed in Note 18, “Segments.”

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

From time to time, the Company enters into agreements where the customer has the right to exercise a put option requiring the Company to buyback a crane at an agreed upon price. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise that right. If it is determined that the customer has a significant economic incentive to exercise that right, the agreement is accounted for as a lease in accordance with ASC Topic 842 “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the asset is transferred to the customer. Refer to Note 20, “Guarantees” for additional information.

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

Aftermarket Part Sales

Aftermarket part sales are generated through the sale of new and used parts to end customers and distributors. Aftermarket part sales are recognized when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier. Customers generally have a right of return which the Company estimates using historical information. The amount of estimated returns is deducted from net sales.

Other Sales

The Company’s other sales consist primarily of sales from:

•
Repair and field service work;
•
Rental of cranes; and
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

3. Business Combinations

Acquisition of Aspen Equipment Company

On September 1, 2021, the Company completed the acquisition of substantially all of the assets of Aspen Equipment Company ("Aspen"), a diversified crane dealer and a leading final stage purpose built work truck upfitter for a purchase price of approximately $50.2 million. The acquisition of Aspen was funded from existing cash resources and expands Manitowoc's direct-to-customer footprint in Iowa, Nebraska and Minnesota with new sales, used sales, parts, service and rentals to a variety of end markets.

Included in the purchase price was $12.9 million of net working capital, $6.0 million of property, plant and equipment, $19.3 million of rental fleet, $0.4 million of other assets, $6.2 million of goodwill and $5.4 million of intangible assets. Refer to Note 10, "Goodwill and Other Intangible Assets," for additional information on the class of intangibles acquired and goodwill recorded. The purchase price allocation is subject to the completion of final valuation of the net assets acquired.

The financial results of Aspen from September 1, 2021 are included in the Company's consolidated financial statements and are reported in the Americas segment. The amount of revenue and income from operations associated with the acquisition from the acquisition date to December 31, 2021 did not have a material impact on the consolidated financial statements. Pro-forma financial information has not been provided as the acquisition did not have a material impact on the Consolidated Statements of Operations.

Acquisition of H&E Crane Business

On October 1, 2021, the Company completed the acquisition of substantially all of the assets and certain liabilities of the crane business of H&E Equipment Services, Inc. (“H&E”) for a transaction price of approximately $139.1 million which is inclusive of the purchase price of $130.0 million, working capital and other adjustments of $5.9 million and settlement of outstanding balances between the Company and the acquired company of $3.2 million. The purchase price is subject to customary adjustments for, among other things, finalization of net working capital and other transaction adjustments. The acquisition was funded from existing cash resources, including the use of the ABL revolver of which $100.0 million was outstanding as of December 31, 2021. The H&E crane business operates with ten full-service branch locations under the Company's new wholly owned subsidiary, MGX Equipment Services, LLC ("MGX"), and expands Manitowoc’s ability to provide new sales, used sales, aftermarket parts, service and crane financing options to a variety of end market customers.

The purchase price was allocated to underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the combination as follows:

Net working capital	$50.0
Property, plant and equipment	13.1
Rental fleet	48.2
Goodwill	8.9
Noncompetition agreement intangible	3.8
Customer relationships intangible	15.1
Total fair value consideration	$139.1

The financial results of the H&E crane business from October 1, 2021 are included in the Company's consolidated financial statements and are reported in the Americas segment. The amount of revenue on a standalone basis generated by the acquisition from October 1, 2021 to December 31, 2021 was $50.6 million, $7.6 million net of previously recorded third-party sales. The amount of earnings associated with the acquisition from October 1, 2021 through December 31, 2021 was immaterial to the Company's Consolidated Statement of Operations. Pro-forma financial information has not been provided as the acquisition did not have a material impact on the Consolidated Statements of Operations.

4. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the related performance obligation. The amounts are recorded as customer advances in the Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the year ended December 31, 2021 and 2020.

	2021	2020
Balance at beginning of period	$25.5	$25.8
Cash received in advance of satisfying performance obligations	128.4	108.0
Revenue recognized	(124.5)	(108.5)
Currency translation	(0.7)	0.2
Balance at end of period	$28.7	$25.5

Disaggregation of the Company's revenue sources are disclosed in Note 18, "Segments."

5. Fair Value of Financial Instruments

ASC Topic 820-10 ("ASC 820") defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 classifies the inputs used to measure fair value into the following hierarchy:

Level 1 Unadjusted quoted prices in active markets for identical assets or liabilities

Level 2 Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3 Unobservable inputs for the asset or liability

The following tables sets forth the Company’s financial assets and liabilities related to FX Forward Contracts that were accounted for at fair value as of December 31, 2021 and 2020. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Recognized Location
FX Forward Contracts	$—	$0.3	$—	$0.3	Accounts payable and accrued expenses

Fair Value as of December 31, 2020
	Level 1	Level 2	Level 3	Total	Recognized Location
FX Forward Contracts	$—	$—	$—	$—	Other current assets
FX Forward Contracts	$—	$—	$—	$—	Accounts payable and accrued expenses

The fair value of the senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $317.8 million as of December 31, 2021. See Note 12, "Debt," for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of December 31, 2021 due to the short-term nature of these instruments.

FX Forward Contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2. See Note 6, “Derivative Financial Instruments” for additional information.

6. Derivative Financial Instruments

The Company’s risk management objective is to ensure that business exposures to risks are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures. Operating decisions consider these associated risks and, whenever possible, transactions are structured to avoid or mitigate these risks.

From time to time, the Company enters into FX Forward Contracts to manage the currency risks associated with forecasted transactions and assets/liabilities denominated in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in AOCI. These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the years ended December 31, 2021, 2020 and 2019.

The Company had FX Forward Contracts with an aggregate notional amount of $11.3 million and $9.3 million outstanding as of December 31, 2021 and 2020, respectively. The aggregate notional amount outstanding as of December 31, 2021 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. As of December 31, 2021 and 2020, the net fair value of these contracts was a net short term liability of $0.3 million and zero, respectively. Net unrealized gains (losses), net of income tax, recorded in AOCI were zero as of December 31, 2021 and 2020.

The gains (losses) recorded in the Consolidated Statement of Operations for FX Forward Contracts for the years ended December 31, 2021 and 2020 are summarized as follows:

	Recognized Location	2021	2020	2019
Designated	Cost of sales	$(1.1)	$(0.3)	$(3.1)
Non-Designated	Other income (expense) - net	0.4	0.6	3.9

7. Inventories

The components of inventories as of December 31, 2021 and 2020 are summarized as follows:

	2021	2020
Raw materials	$157.4	$89.6
Work-in-process	140.4	102.3
Finished goods	279.0	281.2
Total Inventories — net	$576.8	$473.1

8. Notes Receivable

The Company's notes receivable balances are classified as current or long-term based on the timing of amounts due. Long-term notes receivable is included within other non-current assets in the Consolidated Balance Sheet. Current and long-term notes receivable balances primarily relate to the Company's captive finance entity in China and entity in Mexico. The Company had a long-term note receivable balance related to the 2014 sale of Manitowoc Dong Yue. In 2021, the Company recorded $3.6 million of expense in engineering, selling and administrative expenses in the Consolidated Statement of Operations to fully reserve for the remaining net value of the note with Manitowoc Dong Yue. As of December 31, 2021, the Company had current and long-term notes receivable in the amounts of $16.7 million and $5.2 million, respectively. As of December 31, 2020, the Company had current and long-term notes receivable in the amounts of $13.6 million and $12.7 million, respectively.

9. Property, Plant and Equipment

The components of property, plant and equipment as of December 31, 2021 and 2020 are summarized as follows:

	2021	2020
Land	$19.4	$20.3
Building and improvements	203.4	203.7
Machinery, equipment and tooling	298.9	292.6
Furniture and fixtures	14.5	21.0
Computer hardware and software	125.6	119.3
Rental cranes	144.2	90.2
Construction in progress	15.1	9.0
Total cost	821.1	756.1
Less accumulated depreciation	(462.3)	(461.8)
Property, plant and equipment — net	$358.8	$294.3

Assets Held for Sale

As of December 31, 2021 and 2020 the Company had $3.1 million and $3.3 million, respectively, classified as other current assets in the Consolidated Balance Sheets. These amounts relate to a manufacturing building and land in Fanzeres, Portugal that are held for sale.

Asset Impairment

During the year ended December 31, 2021, the Company recorded an asset impairment of $1.9 million to write-down the value of one of the Company's Brazil entities to its expected sale price. The Company recorded no asset impairment charges for the year ended December 31, 2020.

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

The Company has four reporting units, Americas - Manufacturing, Americas - Distribution, EURAF and MEAP.

The changes in carrying amount of goodwill for the years ended December 31, 2021 and 2020 are as follows:

	Americas - Manufacturing	Americas - Distribution	MEAP	Consolidated
Balance as of January 1, 2020	$166.5	$—	$66.0	$232.5
Foreign currency impact	—	—	2.6	2.6
Net balance as of December 31, 2020	166.5	—	68.6	235.1
Foreign currency impact	—	—	(0.5)	(0.5)
Acquisitions	—	15.1	—	15.1
Net balance as of December 31, 2021	$166.5	$15.1	$68.1	$249.7

During the year, the Company recorded goodwill of approximately $6.2 million from the acquisition of Aspen and $8.9 million from the acquisition of H&E's crane business. Management determined the goodwill represents the assembled workforce and synergies between the acquired companies and Manitowoc that are not individually identified and separately recognized. Goodwill related to the acquisitions are subject to change as part of the completion of acquisition accounting. The total goodwill related to the acquisitions is deductible for tax purposes over 15 years. Refer to Note 3, "Business Combinations," for additional information.

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$27.0	$(9.0)	$18.0	$9.9	$(8.6)	$1.3
Patents	29.7	(29.1)	0.6	31.0	(30.3)	0.7
Noncompetition agreements	4.2	(0.4)	3.8	—	—	—
Trademarks and tradenames	2.2	(0.1)	2.1	—	—	—
Other intangibles	0.6	(0.2)	0.4	—	—	—
Total	63.7	(38.8)	24.9	40.9	(38.9)	2.0
Indefinite lived intangible assets:
Trademarks and tradenames	95.9	—	95.9	100.0	—	100.0
Distribution network	18.8	—	18.8	19.6	—	19.6
Total	114.7	—	114.7	119.6	—	119.6
Total other intangible assets	$178.4	$(38.8)	$139.6	$160.5	$(38.9)	$121.6

Amortization of intangible assets for the years ended December 31, 2021, 2020 and 2019 was $1.4 million, $0.3 million and $0.3 million, respectively.

Excluding the impact of any future acquisitions, divestitures or impairments, the Company's anticipated future amortization of intangible assets as of December 31, 2021 is as follows:

Year
2022	$3.3
2023	2.9
2024	2.9
2025	2.9
2026	2.7
Thereafter	10.1
Total	$24.8

As a result of the acquisition of Aspen during the year ending December 31, 2021, intangible assets of approximately $2.2 million for customer relationships, $2.2 million for tradenames, $0.8 million for other intangibles and $0.2 million for a noncompetition agreement was acquired. The useful life for each intangible asset class is 18 years, 5 years, 9 months and 5 years, respectively. The weighted average useful life for acquired intangibles is 3.2 years. The fair value of identifiable intangible assets has been determined using the income approach which involves significant unobservable inputs. The allocation of purchase price to intangible assets is subject to change upon completion of acquisition accounting.

As a result of the acquisition of H&E's crane business during the year ending December 31, 2021, intangible assets of approximately $15.1 million for customer relationships and $3.8 million for a noncompetition agreement was acquired. The useful life for each intangible asset class is 12 years and 5 years, respectively. The weighted average useful life for the acquired intangibles is 9.4 years. The fair value of identifiable intangible assets has been determined using the income approach which involves significant unobservable inputs. The allocation of purchase price to intangible assets is subject to change upon completion of acquisition accounting.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was not a triggering event during the year ended December 31, 2021.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2021 and 2020 are summarized as follows:

	2021	2020
Trade accounts payable	$238.8	$178.1
Employee-related expenses	51.9	38.5
Accrued vacation	22.2	22.4
Miscellaneous accrued expenses	100.5	90.4
Total accounts payable and accrued expenses	$413.4	$329.4

12. Debt

Outstanding debt as of December 31, 2021 and 2020 is summarized as follows:

	2021	2020
Borrowing under senior secured asset based revolving credit facility	$100.0	$—
2026 Notes	300.0	300.0
Other	10.3	14.7
Deferred financing costs	(3.1)	(3.8)
Total debt	407.2	310.9
Short-term borrowings and current portion of long-term debt	(7.3)	(10.5)
Long-term debt	$399.9	$300.4

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

On June 17, 2021 the Company amended its ABL Credit Agreement to adjust certain negative covenants reducing restrictions on the Company's ability to expand its rental business.

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

As of December 31, 2021, the Company had outstanding $10.3 million of other indebtedness that has a weighted-average interest rate of approximately 3.4%. This debt includes balances on local credit lines and other financing arrangements.

As of December 31, 2021, the Company had $100.0 million of borrowings outstanding under the ABL Revolving Credit Facility and no borrowings outstanding as of December 31, 2020. During the year ended December 31, 2021, the highest daily borrowing under the ABL Revolving Credit Facility was $100.0 million and the average borrowing was $26.0 million, while the weighted-average annual interest rate was 1.4%. During the year ended December 31, 2020, the highest daily borrowing under the ABL Revolving Credit Facility was $50.0 million and the average borrowing was $13.3 million, while the weighted-average annual interest rate was 1.8%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. During the year ended December 31, 2021, the spreads for LIBOR and Eurodollar, and Alternative Base Rate borrowings were 1.25% and 0.25%, respectively. Excess availability as of December 31, 2021 was $136.3 million, which represents revolver borrowing capacity of $239.3 million less $100.0 million in borrowings outstanding and U.S. letters of credit outstanding of $3.0 million.

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

The aggregate scheduled future maturities of outstanding debt obligations as of December 31, 2021 is as follows:

Year
2022	$7.3
2023	1.4
2024	101.5
2025	0.1
2026	300.0
Thereafter	—
Total	$410.3

•
The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2021 as shown on the Consolidated Balance Sheet due to $3.1 million of deferred financing costs.

As of December 31, 2021, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

13. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with maximum availability of €55.0 million and one U.S. accounts receivable financing program with maximum availability of $40.5 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold receivables are collected. As of the year ended December 31, 2021, the Company sold receivables and received cash of $228.6 million. Transactions under the U.S. and non-U.S. accounts receivable financing programs are accounted for as sales in accordance with ASC Topic 860.

14. Income Taxes

Income (loss) before income taxes for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	2021	2020	2019
Income (loss) before income taxes:
U.S.	$(39.0)	$(51.6)	$(10.0)
Non-U.S.	56.1	49.6	69.0
Total	$17.1	$(2.0)	$59.0

Income tax provision (benefit) for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	2021	2020	2019
Current:
U.S. federal and state	$(1.2)	$(4.3)	$(0.7)
Non-U.S.	7.9	16.6	11.6
Total current	$6.7	$12.3	$10.9
Deferred:
U.S. federal and state	$0.6	$0.3	$0.2
Non-U.S.	(1.2)	4.5	1.3
Total deferred	$(0.6)	$4.8	$1.5
Income tax provision	$6.1	$17.1	$12.4

The calculated U.S. federal income tax amount at the statutory rate of 21% is reconciled to the Company’s income tax provision (benefit) for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
U.S. federal income tax at statutory rate	$3.6	$(0.4)	$12.4
U.S. state income tax provision	0.3	1.9	(0.1)
Manufacturing and research incentives	(0.2)	(0.8)	(3.0)
Taxes on non-U.S. income which differ from the U.S. statutory rate	1.5	—	(2.6)
Adjustments for unrecognized tax benefits	(2.3)	10.7	(1.3)
Adjustments for valuation allowances	4.5	22.2	4.5
U.S. tax reform	(1.6)	(14.6)	4.0
Other items	0.3	(1.9)	(1.5)
Income tax provision	$6.1	$17.1	$12.4

For the years ended December 31, 2021, 2020 and 2019, the Company recorded an income tax inclusion for the global intangible low-taxed income (“GILTI”) in the amount of $2.5 million, zero and $22.7 million, respectively, which is fully offset by the valuation allowance recorded in the U.S. The GILTI inclusion for each respective year is reflective of the final regulations issued in 2020 relating to Internal Revenue Code Section 951A and the treatment of foreign income subject to a high tax rate. While effective beginning in 2021, the regulations allowed for retroactive application which the Company elected in the period of issuance for 2019 and 2020. In 2021, the Company filed an amended return to adopt the regulations for the 2018 tax year, resulting in a net income tax benefit of $1.6 million recorded for the year ended December 31, 2021.

As of each reporting date, the Company considers new evidence, both positive and negative, that could impact management's assessment related to future realization of deferred tax assets.

As of December 31, 2021, the Company has recorded valuation allowances on the deferred tax assets for certain legal entities in Brazil, China, Germany, India, U.K. and the U.S. as it is more likely than not that the assets will not be realized. The 2021 income tax provision includes a $2.7 million income tax benefit for the partial valuation allowance release in China which is offset by a $6.9 million increase to the valuation allowance for other jurisdictions. The 2019 and 2020 income tax provisions were impacted by a net increase of $4.5 million and $22.2 million, respectively, related to additional valuation allowances recorded in various jurisdictions.

The Company will continue to evaluate the realizability of its deferred tax assets and may adjust its valuation allowances based on changes in facts and circumstances. It is reasonably possible that the Company will either increase or decrease a portion of its existing valuation allowances in the future. Such changes in the realizability of deferred tax assets will be reflected in continuing operations and could have a material effect on operating results.

During 2021, the only significant item included within the other items per the U.S. federal statutory reconciliation is a $1.9 million benefit relating to the French income tax refund as a result of a Mutually Agreed upon Procedure for 2006 between the Italian and French tax authorities. There were no significant items included in other items for 2020 and the only significant item included in the 2019 other items was the favorable resolution of the German income tax audit in the amount of $0.8 million.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities include the following items:

	2021	2020
Deferred income tax assets:
Inventories	$23.9	$22.8
Deferred employee benefits	30.8	34.7
Product warranty reserves	8.9	9.3
Product liability reserves	2.0	2.0
Tax credits	7.4	7.7
Loss and other tax attribute carryforwards	151.1	142.6
Deferred revenue	2.4	3.9
Other	20.6	18.0
Total deferred income tax assets	247.1	241.0
Less valuation allowance	(170.5)	(171.4)
Net deferred income tax assets	$76.6	$69.6
Deferred income tax liabilities
Accounts receivable	1.5	2.7
Property, plant and equipment	23.0	17.2
Intangible assets	34.7	36.0
Total deferred income tax liabilities	$59.2	$55.9
Net deferred income tax assets	$17.4	$13.7

The net deferred tax assets reflected in the Consolidated Balance Sheets for the years ended December 31, 2021 and 2020 are as follows:

	2021	2020
Long-term income tax assets, included in other non-current assets	$23.9	$19.6
Long-term deferred income tax liability	(6.5)	(5.9)
Net deferred income tax asset	$17.4	$13.7

The Company believes that certain offshore cash can be accessed in a tax efficient manner and therefore, as of December 31, 2021, $0.8 million of deferred taxes were provided on approximately $245.5 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. As of December 31, 2020, $0.9 million of deferred taxes were provided on approximately $239.4 million of unremitted earnings of non-U.S. subsidiaries that may be remitted to the U.S. The Company has approximately $481.5 million of foreign earnings as of December 31, 2021 which are asserted to be permanently reinvested. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The Company has approximately $189.0 million of U.S. federal loss carryforwards, which are available to reduce future U.S. federal tax liabilities. $24.4 million of the federal net operating loss carryforward expire in 2036 and the remaining $164.6 million is not subject to any time restrictions for future use. However, utilization of these indefinite lived loss carryforwards is annually limited to 80% of adjusted taxable income. The carryforward is offset by a valuation allowance.

The Company has approximately $9.0 million of U.S. federal interest expense carryforwards that is not subject to any time restrictions for future use. The utilization of the interest expense carryforwards is annually limited to 30% of adjusted taxable income. The carryforward is offset by a full valuation allowance.

The Company has approximately $772.0 million of U.S. state net operating loss carryforwards, which are available to reduce future U.S. state tax liabilities. These U.S. state net operating loss carryforwards expire at various times through 2041. The Company has recorded a full valuation allowance related to the U.S. state net operating losses.

The Company has approximately $281.2 million of non-U.S. loss carryforwards, which are available to reduce future non-U.S. tax liabilities. Substantially all the non-U.S. loss carryforwards have an indefinite carryforward period of which $151.9 million are offset by a valuation allowance.

The Company or one of its subsidiaries files income tax returns in the U.S. federal, U.S. state and non-U.S. jurisdictions. The following table provides the open tax years for which the Company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. federal	2016 — 2021
China	2012 — 2021
France	2019 — 2021
Germany	2018 — 2021

During 2021, the Company closed the audit with the German tax authorities for calendar years 2015 to 2017. There have been no significant developments with respect to the Company’s ongoing tax audits in other the U.S. federal, state and non-U.S. jurisdictions.

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of December 31, 2021, the Company believes that it is more likely than not that the tax positions it has taken will be sustained upon the resolution of its audits resulting in no material impact on its consolidated financial position and the results of operations and cashflows. However, the final determination with respect to any tax audits, including any related litigation, could be materially different from the Company’s accruals and could have a material effect on operating results and/or cashflows in the periods for which that determination is made. In addition, future period earnings may be adversely impacted by litigation costs, settlements, penalties and/or interest assessments.

During the years ended December 31, 2021, 2020 and 2019, the Company recorded an increase (decrease) to the gross unrecognized tax benefits including interest and penalties of $(2.1) million, $5.5 million and $1.7 million, respectively, of which $(0.4) million, $(3.1) million and $(0.3) million, respectively, are a result of the net reductions to interest and penalties.

As of December 31, 2021, 2020 and 2019, the Company has accrued interest and penalties of $2.9 million, $3.3 million and $6.4 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Balance at beginning of year	$20.1	$11.5	$12.8
Additions for tax positions of current year	0.1	0.3	0.5
Additions for tax positions of prior years	—	10.9	0.3
Reductions for tax positions of prior years	(0.2)	(0.4)	—
Reductions based on settlements with tax authorities	(0.2)	(2.1)	(0.6)
Reductions for lapse of statute of limitations	(1.4)	(0.1)	(1.5)
Balance at end of year	$18.4	$20.1	$11.5

The decrease in unrecognized tax benefits excluding interest and penalties primarily relates to $1.4 million of foreign reserves released due to the closing of statues of limitations.

Approximately $14.0 million, $15.4 million and $7.2 million of the Company’s unrecognized tax benefits as of December 31, 2021, 2020 and 2019, respectively, would impact the effective tax rate.

During the next twelve months, the unrecognized tax benefits are not expected to significantly increase or decrease because the Company’s tax positions are sustained on audit or settled, or the applicable statute of limitations closes.

15. Net Income (Loss) Per Share

The following is a reconciliation of the weighted average common shares outstanding used to compute basic and diluted net income (loss) per share:

	2021	2020	2019
Basic weighted average common shares outstanding	34,903,189	34,691,063	35,487,358
Effect of dilutive securities - stock awards	549,366	—	154,442
Diluted weighted average common shares outstanding	35,452,555	34,691,063	35,641,800

Equity incentive instruments for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net earnings, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 358,706 and 1,527,645 common shares were excluded from the computation of diluted net earnings per share for the years ended December 31, 2021 and 2019, respectively. Due to the net loss during the year ended December 31, 2020, the assumed exercise of all equity incentive instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for this period.

16. Equity

Authorized capitalization consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of December 31, 2021, the Company had authorization from the Board of Directors to purchase up to $30.0 million of the Company’s common stock at management’s discretion. As of December 31, 2021, the Company has $10.6 million remaining under this authorization.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s 2026 Notes and the Company’s ABL Revolving Credit Facility. No cash dividends were declared or paid in the years ended December 31, 2021, 2020, and 2019.

The components of accumulated other comprehensive loss as of December 31, 2021 and 2020 are as follows:

	2021	2020
Foreign currency translation, net of income tax (provision) benefit of $0.6 and $(4.6)	$(70.1)	$(49.6)
Employee pension and postretirement benefit adjustments, net of income benefit of $13.9 and $14.4	(32.3)	(47.9)
Total accumulated other comprehensive loss	$(102.4)	$(97.5)

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component as of December 31, 2020 and 2021 are as follows:

	Gains (Losses) on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2019	$—	$(39.9)	$(81.1)	$(121.0)
Other comprehensive income (loss) before reclassifications	(0.3)	(9.9)	31.5	21.3
Amounts reclassified from accumulated other comprehensive income	0.3	1.9	—	2.2
Net other comprehensive income (loss)	—	(8.0)	31.5	23.5
Balance as of December 31, 2020	—	(47.9)	(49.6)	(97.5)
Other comprehensive income (loss) before reclassifications	(1.1)	14.5	(20.5)	(7.1)
Amounts reclassified from accumulated other comprehensive income	1.1	1.1	—	2.2
Net other comprehensive income (loss)	—	15.6	(20.5)	(4.9)
Balance as of December 31, 2021	$—	$(32.3)	$(70.1)	$(102.4)

A reconciliation of the reclassifications out of accumulated other comprehensive loss, net of income taxes, for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	2021	2020	2019		Recognized Location
Losses on cash flow hedges
FX Forward Contracts	$(1.1)	$(0.3)	$(3.1)		Cost of sales
Total before income taxes	(1.1)	(0.3)	(3.1)
Provision for income taxes	—	—	—
Total, net of income taxes	$(1.1)	$(0.3)	$(3.1)
Amortization of pension and postretirement items
Actuarial losses	$(4.7)	$(4.5)	$(4.6)	(a)	Other expense - net
Amortization of prior service cost	2.6	2.6	2.8	(a)	Other expense - net
Pension settlement charge	0.9	—	—	(a)	Other expense - net
Total before income taxes	(1.2)	(1.9)	(1.8)
Benefit for income taxes	0.1	—	—
Total, net of income taxes	$(1.1)	$(1.9)	$(1.8)

Total reclassifications for the period, net of income taxes	$(2.2)	$(2.2)	$(4.9)

(a) These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 22, “Employee Benefit Plans,” for further details).

17. Stock-Based Compensation

The Company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) was approved by shareholders on May 7, 2013 and replaced the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”). The 2013 Omnibus Plan also replaced the Company’s Short-Term Incentive Plan (the “STIP”) as of December 31, 2013. The 2003 Stock Plan and the STIP are referred to cumulatively as the “Prior Plans.” No new awards may be granted under the Prior Plans after the respective termination dates, but the Prior Plans continue to govern awards outstanding issued thereunder; outstanding awards will continue in force and effect until vested, exercised or forfeited pursuant to their terms. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. The total number of shares of the Company’s common stock available for awards under the 2013 Omnibus Plan is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of December 31, 2021 is 4,238,315 shares.

The Company recognizes expense net of estimated future forfeitures for all stock-based compensation on a straight-line basis over the vesting period of the entire award. Estimated future forfeitures are based on the Company’s historical experience.

During the year ended December 31, 2021, the Company recorded stock-based compensation expense of $7.1 million recorded in engineering, selling and administrative expense in the Consolidated Statement of Operations.

During the year ended December 31, 2020, the Company recorded stock-based compensation expense of $6.0 million of which $8.5 million was included in engineering, selling and administrative expense and $2.5 million of income was included in restructuring expense in the Consolidated Statement of Operations. Income recorded in restructuring expense was primarily related to the forfeiture of grants associated with employee separation agreements.

Total stock-based compensation expense recognized within engineering, selling and administrative expenses in the Consolidated Statements of Operations $9.5 million during the year ended December 31, 2019.

Shares are issued out of treasury stock upon exercise for stock options and vesting of restricted stock units and performance share units.

Stock Options

Stock option grants to employees are exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date.

The Company did not grant employees stock options in 2021. The Company granted stock options to employees to acquire 250,432 and 210,243 shares of common stock during the years ended December 31, 2020 and 2019, respectively. Stock-based compensation expense is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The Company recognized $0.6 million, $1.3 million and $2.7 million of expense before income taxes associated with stock options during 2021, 2020 and 2019, respectively.

A summary of the Company’s stock option activity is as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2020	1,067,880	$20.91
Granted	—	—
Exercised	(306,015)	19.50
Forfeited	(1,327)	18.40
Cancelled	(135,221)	24.79
Options outstanding as of December 31, 2021	625,317	$20.76	$1.0

Options exercisable as of December 31, 2021	509,911	$22.22	$0.5

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

The weighted average fair value per share of options granted during the years ended December 31, 2020 and 2019 was $5.35 and $8.07, respectively. The fair value of each option grant was estimated at the date of grant using the following assumptions:

	2020	2019
Expected life (years)	6.5	6.5
Risk-free interest rate	1.2%	2.6%
Expected volatility	42.3%	39.8%
Expected dividend yield	—%	—%

As of December 31, 2021, the Company has $0.2 million of unrecognized compensation expense before income tax related to stock options, which will be recognized over a weighted average period of 1.0 years.

Restricted Stock Units

The Company granted 358,255, 333,269 and 178,371 restricted stock units in 2021, 2020 and 2019, respectively. The Company recognized $3.7 million, $3.5 million and $2.4 million of compensation expense associated with restricted stock units during 2021, 2020 and 2019, respectively.

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

A summary of activity for restricted stock units is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2020	362,293	$14.87
Granted	358,255	17.59
Vested	(154,099)	17.36
Forfeited	(14,793)	16.98
Unvested as of December 31, 2021	551,656	$15.89

As of December 31, 2021, the Company has $4.8 million of unrecognized compensation expense before income tax related to restricted stock units which will be recognized over a weighted average period of 2.0 years.

Performance Share Units

The Company granted 159,247, 328,310 and 228,037 of performance share units in 2021, 2020 and 2019, respectively. The performance share units are earned based on service over the vesting period and on the extent to which performance goals are met over the applicable three-year performance period. The performance goals vary for performance share units each grant year. The Company recognized $1.9 million, $0.2 million and $3.4 million of compensation expense associated with performance share units during 2021, 2020 and 2019, respectively.

The performance goals for the performance share granted in 2021 are weighted 60% on the 3-year average of the Company’s adjusted EBITDA percentage from 2021 to 2023 and 40% on non-new machines sales as of the year ended December 31, 2023. The Company defines non-new machine sales as parts sales, used crane sales, rental revenue, service revenue and other revenue. The 2021 performance share include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

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

A summary of activity for performance share units is as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2020	358,335	$18.64
Granted	159,247	18.92
Vested	(5,825)	17.50
Forfeited	(11,073)	17.25
Unvested as of December 31, 2021	500,684	$17.45

As of December 31, 2021, the Company has $3.0 million of unrecognized compensation expense before income tax related to performance share units which will be recognized over a weighted average period of 2.0 years.

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

	2021	2020	2019
Correlation	27.9%	32.2%	32.5%
Risk-free interest rate	0.2%	1.1%	2.5%
Expected volatility	59.0%	47.5%	47.0%
Expected dividend yield	—%	—%	—%

Director Compensation Awards

A total of 59,280, 77,608 and 50,673 equity compensation awards were granted to directors in 2021, 2020 and 2019 respectively. The equity compensation awards vested immediately upon the grant date. The Company recognized $1.0 million of compensation expense associated with equity compensation awards to directors in each of the years ended December 31, 2021, 2020 and 2019. The expense is based on the fair value of the Company's shares as of the grant date which is the grant date closing stock price.

18. Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the CEO, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance as the source of the Company’s reportable operating segments.

The Company has three reportable segments: Americas, EURAF, and MEAP. The Americas operating segment includes the North America and South America continents. The EURAF operating segment includes the Europe and Africa continents, excluding the Middle East region. The MEAP operating segment includes the Asia and Australia continents and the Middle East region. The results of the acquired Aspen and MGX businesses are included in the Americas segment.

The CODM evaluates the performance of its reportable segments based on net sales and operating income. Segment net sales are recognized in the geographic region the product is sold. Operating income for each segment includes net sales to third parties, cost of sales directly attributable to the segment, and operating expenses directly attributable to the segment. Manufacturing variances generated within each operating segment are maintained in each segment’s operating income. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as stock-based compensation expenses, income taxes, nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany sales between segments for management reporting purposes. The Company's operating segments were identified as its reporting segments. The CODM does not evaluate performance of the reportable segments based on total assets.

The following table shows information by reportable segment for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Net Sales
Americas	$757.6	$626.1	$969.7
EURAF	677.0	598.7	644.9
MEAP	285.6	218.6	219.5
Total	$1,720.2	$1,443.4	$1,834.1
Segment Operating Income
Americas	$57.3	$32.1	$113.4
EURAF	8.9	12.0	3.8
MEAP	30.9	30.4	22.6
Total	$97.1	$74.5	$139.8
Depreciation
Americas	$20.7	$15.7	$14.5
EURAF	19.8	16.5	15.1
MEAP	2.1	2.1	2.4
Corporate	2.9	2.9	3.0
Total	$45.5	$37.2	$35.0
Capital Expenditures
Americas	$11.3	$6.0	$13.2
EURAF	27.5	19.0	19.0
MEAP	1.5	1.2	2.9
Corporate	0.1	0.1	—
Total	$40.4	$26.3	$35.1

A reconciliation of the Company’s segment operating income to operating income in the Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Segment operating income	$97.1	$74.5	$139.8
Unallocated corporate expenses	(51.1)	(32.2)	(31.3)
Unallocated restructuring income (expense)	0.5	(3.7)	(0.1)
Total operating income	$46.5	$38.6	$108.4

Net sales by geographic area for the years ended December 31, 2021, 2020 and 2019 and property, plant and equipment as of December 31, 2021 and 2020 are summarized as follows:

	Net Sales			Property, Plant and Equipment
	2021	2020	2019	2021	2020
United States	$664.5	$564.9	$860.4	$163.3	$97.9
Europe	653.7	585.4	619.8	168.0	167.8
Other	402.0	293.1	353.9	27.5	28.6
Total	$1,720.2	$1,443.4	$1,834.1	$358.8	$294.3

Net sales by product for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	2021	2020	2019
New equipment sales	$1,271.6	$1,067.1	$1,431.0
Non-new machine sales	448.6	376.3	403.1
Total net sales	$1,720.2	$1,443.4	$1,834.1

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

As of December 31, 2021, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company’s self-insurance retention levels have fluctuated over the last 10 years. As of December 31, 2021, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves are recorded as current liabilities in the Consolidated Balance Sheets as of December 31, 2021 and 2020 and were $9.0 million and $9.2 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of December 31, 2021 and 2020, the Company had reserved $60.2 million and $63.2 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 20, “Guarantees,” for further information.

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

In July 2017, the Company received an Information Request from the United States Environmental Protection Agency (“U.S. EPA”) relating to the sales of cranes manufactured between January 1, 2014 and July 31, 2017 and the Company’s related participation in the Transition Program for Equipment Manufacturers (the “TPEM” program). The TPEM program allowed equipment manufacturers to delay installing engines meeting Tier 4 final emission standards in their products, subject to certain percentage allowance restrictions. The Company has provided, and continues to provide, information to the U.S. EPA and the U.S. Department of Justice (“U.S. DOJ”) on the approximately 1,420 engines included in the Company’s cranes relating to the TPEM program and other certification matters. The Company is engaged in confidential discussions with the U.S. EPA and U.S. DOJ with respect to these matters.

Based on management’s current assessment of the facts underlying these matters, the Company recorded an additional charge of $13.9 million in the fourth quarter of 2021 in engineering, selling and administrative expenses in the Company’s Consolidated Statements of Operations. As of December 31, 2021, the total recorded estimated liability in the Company’s Consolidated Balance Sheets is $14.9 million. Other than the foregoing, the Company is unable to provide further meaningful quantification as to the final resolution of these matters. However, the Company calculated the statutory maximum penalties under the Clean Air Act to be approximately $174.0 million. The Company believes it has strong legal and factual defenses and will vigorously defend any allegations of noncompliance and the factors that could apply in the assessment of any civil penalty. Final resolution of these matters may have a material impact on the Company’s financial condition, results of operations or cash flows.

Due to the cybersecurity incident in June 2021, the Company experienced delays and disruptions to its business. The Company has since restored full operation of its information technology systems. The Company has insurance for this matter with a self-insured retention of $100,000. Costs incurred related to the matter were immaterial to the Company's Consolidated Statement of Operations.

20. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with Topic 842. If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of December 31, 2021 and 2020 was $31.0 million and $35.9 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of December 31, 2021 and 2020 was $36.4 million and $31.7 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossessing and subsequent resale of the units. The buyback commitments expire at various times through 2031. The Company also has various loss guarantees with maximum liabilities of $15.8 million and $31.8 million as of December 31, 2021 and 2020, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provides that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective product. The Company provides for an estimate of costs that may be incurred under its standard warranty period at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of December 31, 2021 and 2020 was $7.0 million and $6.2 million, respectively. Below is a table summarizing the warranty activity for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Balance at beginning of period	$63.2	$60.6	$47.8
Accruals for warranties issued during the period	30.4	33.9	47.3
Settlements made (in cash or in kind) during the period	(31.3)	(33.6)	(34.2)
Currency translation	(2.1)	2.3	(0.3)
Balance at end of period	$60.2	$63.2	$60.6

Included in the balance at end of period as of December 31, 2021 and 2020 is $11.2 million and $13.0 million, respectively, of long-term warranty which is recorded in other non-current liabilities in the Consolidated Balance Sheets.

21. Restructuring

During the years ended December 31, 2021, 2020 and 2019, the Company incurred restructuring (income) expense of $(1.1) million, $7.0 million and $9.8 million, respectively. Restructuring income for 2021 primarily related to adjustments of previously recorded costs associated with a lease write-off in the Americas and headcount reductions in Europe. In addition, the Company recorded income on the sale of previously expensed Brazilian tax credits. Expenses for 2020 related primarily to costs associated with headcount reductions in Europe and North America, partially offset by $2.5 million of income primarily related to the forfeiture of equity compensation awards associated with employee separation agreements. The costs for 2019 related primarily to severance costs for headcount reductions in Europe, North America and India. Restructuring expense for the years ended December 31, 2021, 2020 and 2019 included zero, $2.2 million, and zero, respectively, of expense related to executive severance.

The following is a summary of the Company's restructuring activities for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Balance at beginning of period	$5.3	$2.0	$3.3
Restructuring (income) expense*	(1.1)	9.5	9.8
Use of reserve	(2.7)	(6.2)	(10.9)
Reserve reclassification	—	—	(0.2)
Currency translation	0.1	—	—
Balance at end of period	$1.6	$5.3	$2.0

*Restructuring expense within the rollforward excludes income related to the forfeiture of equity compensation awards associated with employee separation agreements which was recorded directly to restructuring expense in the Consolidated Statement of Operations and, therefore, did not impact the restructuring accrual.

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

The Company also has various other non-U.S. defined contribution plans that allow eligible employees to contribute a portion of their salary to the plans. In most cases, the Company provides a matching contribution to the funds. Company contributions to the plans are generally based upon formulas contained in the plans. Total costs incurred under the Non-U.S. defined contribution plans, and reported within the Consolidated Statement of Operations, were $1.6 million, $1.7 million and $1.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Total costs incurred under this plan, and reported within the Consolidated Statement of Operations, were $5.8 million, $5.9 million and $6.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Program A is accounted for as a plan that does not permit diversification. As a result, the Company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock. The deferred compensation obligation is classified as an equity instrument. Changes in the fair value of the Company’s stock and the compensation obligation are not recognized. The asset and obligation for Program A were $0.2 million and $0.6 million as of December 31, 2021 and 2020, respectively.

Program B is accounted for as a plan that permits diversification. As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation. The assets, which are included in other non-current assets, and obligations, which are included in other non-current liabilities, were $8.9 million and $9.0 million as of December 31, 2021 and 2020, respectively. Total costs incurred under this plan, and reported within the Consolidated Statement of Operations, for the years ended December 31, 2021, 2020 and 2019 were $0.1 million, $0.4 million and $0.5 million, respectively.

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

In addition to the U.S. Pension Plans, the Company also maintains defined benefit pension plans for various Non-US subsidiaries which are sponsored directly by the Company or its subsidiaries and offered only to employees or retirees of those subsidiaries (“Non-U.S. Pension Plans”). Certain Non-U.S. Pension Plans have frozen benefit accruals. During 2021, the unvested portion of Portugal's pension plan was transferred to a defined contribution plan. As a result, the Company recognized a settlement gain of $0.9 million.

The components of periodic benefit costs for the years ended December 31, 2021, 2020 and 2019 are as follows:

	US Pension Plans			Non-US Pension Plans			Postretirement Medical and Other
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Service cost - benefits earned during the year	$—	$—	$—	$2.3	$2.1	$1.8	$0.1	$0.2	$0.2
Interest cost of projected benefit obligation	2.8	4.0	5.1	1.5	1.8	2.2	0.2	0.4	0.8
Expected return on assets	(4.9)	(5.2)	(4.3)	(1.0)	(1.1)	(1.4)	—	—	—
Amortization of prior service cost	—	—	—	0.1	0.1	0.1	(2.7)	(2.7)	(2.8)
Amortization of actuarial net loss (gain)	3.2	2.8	3.3	1.8	1.7	1.3	(0.3)	—	—
Pension settlement charge (gain) loss	—	—	—	(0.9)	—	—	—	—	—
Net periodic benefit cost	$1.1	$1.6	$4.1	$3.8	$4.6	$4.0	$(2.7)	$(2.1)	$(1.8)
Weighted average assumptions:
Effective discount rate for benefit obligations	2.4%	3.3%	4.3%	1.2%	1.6%	2.5%	2.0%	2.9%	4.1%
Effective interest rate on benefit obligation	2.0%	2.9%	4.0%	1.2%	1.6%	2.5%	1.3%	2.6%	3.7%
Expected return on plan assets	4.3%	5.2%	5.2%	1.6%	2.3%	3.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	4.1%	3.1%	3.6%	N/A	N/A	N/A

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

The following is a reconciliation of the changes in benefit obligation, plan assets, and funded status as of December 31, 2021 and 2020:

	US Pension Plans		Non-US Pension Plans		Postretirement Medical and Other
	2021	2020	2021	2020	2021	2020
Change in Benefit Obligation
Benefit obligation, beginning of year	$151.9	$142.3	$104.9	$90.6	$15.8	$18.4
Service cost	—	—	2.3	2.1	0.1	0.2
Interest cost	2.8	4.0	1.5	1.8	0.2	0.4
Participant contributions	—	—	—	—	0.3	0.3
Plan curtailment	—	—	(0.3)	(0.1)	—	—
Actuarial (gain) loss	(5.4)	13.4	(3.7)	9.7	(1.0)	(1.3)
Currency translation adjustment	—	—	(4.2)	5.3	—	—

Pension settlement	—	—	(1.9)	—	—	—
Benefits paid	(8.1)	(7.8)	(4.1)	(4.5)	(1.7)	(2.2)
Benefit obligation, end of year	$141.2	$151.9	$94.5	$104.9	$13.7	$15.8
Change in Plan Assets
Fair value of plan assets, beginning of year	$113.7	$99.6	$52.3	$45.2	$—	$—
Actual return on plan assets	8.5	12.7	0.6	6.0	—	—
Employer contributions	0.5	9.2	3.9	3.9	1.4	1.9
Participant contributions	—	—	—	—	0.3	0.3
Currency translation adjustment	—	—	(0.6)	1.7	—	—
Pension settlement	—	—	(1.9)	—	—	—
Benefits paid	(8.1)	(7.8)	(4.1)	(4.5)	(1.7)	(2.2)
Fair value of plan assets, end of year	114.6	113.7	50.2	52.3	—	—
Funded status	$(26.6)	$(38.2)	$(44.3)	$(52.6)	$(13.7)	$(15.8)
Amounts recognized in the Consolidated Balance Sheets as of December 31
Short-term pension obligation	$(0.5)	$(0.5)	$(1.0)	$(1.1)	$—	$—
Long-term pension obligation	(26.1)	(37.7)	(43.3)	(51.5)	—	—
Short-term postretirement medical and other benefit obligations	—	—	—	—	(1.6)	(1.8)
Long-term postretirement medical and other benefit obligations	—	—	—	—	(12.1)	(14.0)
Net amount recognized	$(26.6)	$(38.2)	$(44.3)	$(52.6)	$(13.7)	$(15.8)
Weighted-Average Assumptions
Discount rate	2.8%	2.4%	1.4%	1.1%	2.5%	2.0%
Expected return on plan assets	4.3%	5.2%	1.6%	2.3%	N/A	N/A
Rate of compensation increase	N/A	N/A	4.1%	3.1%	N/A	N/A

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

Amounts recognized in accumulated other comprehensive loss as of December 31, 2021 and 2020, are summarized as follows:

	Pensions		Postretirement Medical and Other
	2021	2020	2021	2020
Net actuarial gain (loss)	$(51.3)	$(69.3)	$4.0	$3.3
Prior service credit (cost)	(0.4)	(0.4)	1.4	4.1
Total amount recognized	$(51.7)	$(69.7)	$5.4	$7.4

For measurement purposes, a 5.24% annual rate of increase in the per capita cost of covered health care benefits was assumed for the postretirement medical and other plan for 2021. The rate was assumed to decrease gradually to 4.50% in 2038 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the postretirement medical and other plan.

The following table summarizes the sensitivity of our December 31, 2021 retirement obligations and 2022 retirement benefit costs of our plans to changes in the key assumptions used to determine those results:

Change in assumption:	Estimated increase (decrease) in 2022 pension cost	Estimated increase (decrease) in Projected Benefit Obligation for the year ended December 31, 2021	Estimated increase (decrease) in 2022 Other Postretirement Benefit costs	Estimated increase (decrease) in Other Postretirement Benefit Obligation for the year ended December 31, 2021
0.50% increase in discount rate	$(1.0)	$(14.2)	N/A	$(0.4)
0.50% decrease in discount rate	1.1	15.8	N/A	0.4
0.50% increase in long-term return on assets	(0.8)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	0.8	N/A	N/A	N/A
1.0% increase in medical trend rates	N/A	N/A	0.1	0.4
1.0% decrease in medical trend rates	N/A	N/A	(0.1)	(0.4)

It is reasonably possible that the estimate for future retirement and medical costs may change in the near future due to changes in interest rates. Presently, there is no reliable means to estimate the amount of any such potential changes.

The weighted-average asset allocations of the U.S. pension plans as of December 31, 2021 and 2020, by asset category are as follows:

	2021	2020
Equity	52.7%	53.3%
Fixed income	38.2%	38.8%
Other	9.1%	7.9%
Total	100.0%	100.0%

The weighted-average asset allocations of the Non-U.S. pension plans as of December 31, 2021 and 2020, by asset category are as follows:

	2021	2020
Equity	0.0%	0.0%
Fixed income	41.3%	45.6%
Other*	58.7%	54.4%
Total	100.0%	100.0%
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

The actual and target allocations for the pension assets as of December 31, 2021, by asset class, are as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity Securities	50%	0%	52.7%	0.0%
Debt Securities	40%	40%	38.2%	41.3%
Other	10%	60%	9.1%	58.7%

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

Fair Value Measurements The following table presents the Company’s plan assets using the fair value hierarchy as of December 31, 2021 and 2020. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. See Note 5, “Fair Value of Financial Instruments,” for definitions of each fair value level.

	December 31, 2021
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")*	Total
Equity:
U.S. equity	$—	$—	$—	$32.7	$32.7
International equity	—	—	—	31.9	31.9
Fixed income:
Corporate bonds and notes	—	—	—	27.1	27.1
Government and agency bonds	—	—	—	34.7	34.7
Commingled funds	—	—	—	18.9	18.9
International fixed income	—	—	—	2.2	2.2
Other:
Cash and cash equivalents	0.7	—	—	—	0.7
Money market funds	—	0.7	—	—	0.7
Annuity contracts	—	—	12.6	—	12.6
Other	—	—	—	3.3	3.3
Total	$0.7	$0.7	$12.6	$150.8	$164.8

*Certain assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

	December 31, 2020
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")*	Total
Equity:
U.S. equity	$—	$—	$—	$32.3	$32.3
International equity	—	—	—	30.6	30.6
Fixed income:
Corporate bonds and notes	—	—	—	35.7	35.7
Government and agency bonds	—	—	—	30.1	30.1
Commingled funds	—	—	—	17.8	17.8
International fixed income	—	—	—	0.5	0.5
Other:
Cash and cash equivalents	0.6	—	—	—	0.6
Money market funds	—	0.7	—	—	0.7
Annuity contracts	—	—	12.9	—	12.9
Other	—	—	—	4.8	4.8
Total	$0.6	$0.7	$12.9	$151.8	$166.0

*Certain assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

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

A reconciliation of the fair value measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Insurance Contracts Year Ended December 31,
	2021	2020
Beginning Balance	$12.9	$12.6
Actual return on assets	0.7	0.9
Benefit payments	(0.9)	(1.0)
Foreign currency impact	(0.1)	0.4
Ending Balance	$12.6	$12.9

The expected 2022 minimum contributions for the U.S. pension plans are $0.9 million and there are no planned discretionary or non-cash contributions. The expected 2022 minimum contributions for the non-U.S. pension plans are $3.0 million and there are no planned discretionary or non-cash contributions. Expected Company paid claims for the postretirement medical and other plans are $1.6 million for 2022. Projected future benefit payments from the plans as of December 31, 2021 are estimated as follows:

	U.S Pension Plans	Non-U.S. Pension Plans	Postretirement Medical and Other
2022	$8.7	$2.8	$1.6
2023	8.7	3.0	1.5
2024	8.8	3.2	1.4
2025	8.8	3.7	1.3
2026	8.7	3.9	1.2
Thereafter	41.7	22.8	4.6
Total	$85.4	$39.4	$11.6

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2021 and 2020 is as follows:

	U.S Pension Plans		Non U.S. Pension Plans
	2021	2020	2021	2020
Projected benefit obligation	$141.2	$151.9	$93.5	$104.9
Accumulated benefit obligation	141.2	151.9	89.1	99.3
Fair value of plan assets	114.6	113.7	50.2	52.3

The measurement date for all plans is December 31, 2021.
23. Leases

The Company has operating leases for offices, warehouses, land for storage of cranes, vehicles, information technology equipment and manufacturing equipment. The remaining lease terms are up to 22 years, some of which include options to extend the lease term for up to 10 years, and some which include options to terminate the lease within one year. Certain leases include one or more options to renew; the exercise of lease renewal options is at the Company’s discretion. The Company includes renewal option periods in the lease term when it is determined that the options are reasonably certain to be exercised. The Company’s financing leases have an immaterial impact on the consolidated financial statements.

The components of lease expense for the years ended December 31, 2021, 2020 and 2019 are summarized as follows:

	2021	2020	2019
Operating lease cost	$13.2	$13.2	$14.4
Variable lease cost*	1.5	1.5	1.4
Total lease cost	$14.7	$14.7	$15.8
*Includes short-term leases, which are immaterial.

Supplemental Consolidated Balance Sheet information related to leases as of December 31, 2021 and 2020 are summarized as follows:

	2021	2020
Operating lease right-of-use assets	$40.6	$37.9

Other liabilities	$12.3	$10.5
Operating lease liabilities	29.2	28.4
Total operating lease liabilities	$41.5	$38.9

Cash paid for operating leases included in operating cash flows was $25.1 million, $24.5 million and $27.4 million for the years ended December 31, 2021, 2020 and 2019 respectively.

As of December 31, 2021, the Company’s operating leases have a weighted-average remaining lease term of 6.3 years and a weighted average discount rate of 3.8%. As of December 31, 2020, the Company's leases had a weighted-average remaining lease term of 6.5 years and a weighted average discount rate of 3.81%. Topic 842 requires a lessee to discount its unpaid lease obligations using the interest rate implicit in the lease, or if not readily determinable, the incremental borrowing rate. Generally, the Company uses its incremental borrowing rate as the implicit rate cannot be determined. The Company’s incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms in a similar region.

Maturities of operating lease liabilities as of December 31, 2021 are summarized as follows:

Year
2022	$12.2
2023	9.3
2024	6.6
2025	4.2
2026	3.2
Thereafter	8.8
Total lease payments	44.3
Less: imputed interest	(2.8)
Present value of lease liabilities	$41.5

Lessor Accounting

The Company rents cranes to its customers and actively manages the size, quality, age and composition of the rental fleet to meet customer demands and trends. The rental fleet is serviced through the Company’s on-site parts and service team. The rental activities create cross-selling opportunities in crane sales including rent-to-own purchase options whereby customers are given a period of time to exercise an option to purchase the related equipment at an established price with any rental payments paid applied to reduce the purchase price.

All of the Company's leasing arrangements are classified as operating leases. Rental revenue is recognized on a straight-line basis over the rental period.

In most cases, the Company's rental arrangements include non-lease components, including delivery and pick-up services. The Company accounts for these non-lease components separate from the rental arrangement and recognizes the revenue associated with these components when the service is performed. The Company has elected to exclude from rental revenue all taxes collected from customers related to rental activities. The Company manages the residual value risk of its rented assets by (i) monitoring the quality, aging and anticipated retail market value of the rental fleet assets to determine the optimal period to remove an asset from the rental fleet, (ii) maintaining the quality of assets through on-site parts and service support and (iii) requiring physical damage insurance of customers. The Company primarily disposes of the rental assets through its rent to own program or sale of the asset.

Refer to Note 9, “Property, Plant and Equipment" for the balance of rental cranes included in property, plant and equipment in the Consolidated Balance Sheets.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

On September 1, 2021 and October 1, 2021, the Company completed the acquisitions of Aspen and the crane business of H&E, respectively. Aspen and the crane business of H&E account for approximately 3% and 9%, respectively, of the Company's total consolidated assets and 1% and 3%, respectively, of the total consolidated revenues included in the Company's consolidated financial statements as of and for the year ended December 31, 2021. The Company is in the process of evaluating the existing controls and procedures of the acquired businesses and integrating the acquired businesses into the Company's system of internal control over financial reporting. In accordance with SEC staff guidance permitting a company to exclude an acquired business from management's assessment of the effectiveness of internal control over financial reporting for the year in which the combination is completed, the Company has excluded Aspen and the crane business of H&E from the below assessment of the effectiveness of internal controls over financial reporting as of December 31, 2021.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As indicated above, the evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2021 excluded the businesses of Aspen and the crane business of H&E for the year ended December 31, 2021. Aspen and the crane business of H&E account for approximately 3% and 9%, respectively, of the Company's total consolidated assets and 1% and 3%, respectively, of the total consolidated revenues, included in the Company's consolidated financial statements as of and for the year ended December 31, 2021. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the fourth quarter ended December 31, 2021, management made no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections in the Company’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders (the “2022 Proxy Statement”) captioned “Corporate Governance — Governance of the Company,” “Corporate Governance — Audit Committee” and “Election of Directors.” See also “Information About Our Executive Officers” in Part I hereof, which is incorporated herein by reference.

The Company has a Global Ethics Policy and other policies relating to business conduct, that pertain to all employees, which can be viewed at the Company’s website (www.manitowoc.com). The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, and controller, which is part of the Company’s Global Ethics Policy and other policies related to business conduct. Any amendments to the Global Ethics Policy, or information about any waivers granted to directors or executive officers with respect to the Global Ethics Policy, will be posted on the Company’s website (www.manitowoc.com).

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2022 Proxy Statement captioned “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Transactions with Related Persons,” “Executive Compensation Tables,” “Post-Employment Compensation” and “CEO Pay Ratio.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the section of the 2022 Proxy Statement captioned “Ownership of Securities.”

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2021.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans not approved by security holders(1)	0 (2)	$0 (2)	0 (2)
Equity compensation plans approved by security holders(2)(3)	1,647,687 (3(a))(4) 29,970 (3(b))(4)	$21.09 (3(a))(4) $14.22 (3(c))(4)	4,238,315(3(a))(4) 0 (3(b))
Total	1,677,657		4,238,315

(1) Reflects the Company’s Deferred Compensation Plan, which is discussed within the 2022 Proxy Statement under Compensation Discussion and Analysis and Compensation Committee Report under the subsection captioned “Retirement Benefits and Deferred Compensation” and under Non-Employee Director Compensation.

(2) Column (A) does not include 13,443 common stock units issued under the Deferred Compensation Plan as of December 31, 2021. Each common stock unit under the Deferred Compensation Plan represents the right to receive one share of Company common stock following the participant’s death, disability, termination of service as a director or employee, a date specified by the participant, or the earlier of any such events to occur. Since the common stock units are acquired by participants through a deferral of fees or compensation, there is no “exercise price” associated with the common stock units. Thus, the weighted-average exercise price in column (B) is calculated solely on the basis of outstanding options issued under the 2003 Incentive Stock and Awards Plan (the “2003 Stock Plan”) and the 2013 Omnibus Incentive Plan and does not take into account the common stock units issued under the Deferred Compensation Plan. The operation of the Deferred Compensation Plan requires the plan trustees to make available, as and when needed, a sufficient number of shares of Company common stock to meet the needs of the plan.

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the 2022 Proxy Statement captioned “Corporate Governance — Governance of the Company” and “Corporate Governance — Transactions with Related Persons.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2022 Proxy Statement captioned “Audit Committee Report.”

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

10.2**	Form of Employment Agreement for Executive Officers (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 12, 2021 and incorporated herein by reference).

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

10.6**

The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan, as amended and restated (filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.7(a)**

Current Form of Performance Share Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.11(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.7(b)**

Form of Restricted Stock Award Agreement for Directors under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.7(c)**

Form of Restricted Stock Award Agreement for Employees under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.7(d)**

Current Form of Restricted Stock Unit Award Agreement for Directors under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.11(d) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.7(e)**

Current Form of Restricted Stock Unit Award Agreement for Employees under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.11(e) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.7(f)**

Current Form of Non-Qualified Stock Option Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.11(f) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and incorporated herein by reference).

10.7(g)**

Form of Incentive Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.7(h)**

Prior Form of Performance Share Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.7(i)**

Prior Form of Restricted Stock Unit Award Agreement for Directors under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.7(j)**

Prior Form of Restricted Stock Unit Award Agreement for Employees under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.7(k)**

Prior Form of Non-Qualified Stock Option Award Agreement under The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan (filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 2, 2013 and incorporated herein by reference).

10.8**

The Manitowoc Company, Inc. Severance Pay Plan adopted by the Board of Directors as of May 4, 2009 (filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2009, and incorporated herein by reference.)

10.9**

Offer Letter, accepted as of April 27, 2016, by and between David J. Antoniuk and The Manitowoc Company, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 27, 2016 and incorporated herein by reference).

10.10

Tax Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.11(a)

Employee Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.11(b)

Amendment, dated March 28, 2016, to the Employee Matters Agreement, effective as of March 4, 2016, by and between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 28, 2016).

10.12

Intellectual Property Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.13

Credit Agreement, dated March 25, 2019, among The Manitowoc Company, Inc., the other borrowers and loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 25, 2019).

10.14**

Addendum to the Manitowoc Company, Inc. Omnibus Incentive Plan and Restricted Stock Unit Award Agreement for Restricted Stock Units and Performance Shares Awards made to Participants in France (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23	Consent of PricewaterhouseCoopers LLP, the Company’s Independent Registered Public Accounting Firm.	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X(1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X(1)

(1) Filed Herewith

(2) Furnished Herewith

** Management contracts and executive compensation plans and arrangements.

(c)
Financial Statement Schedule

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For the Years Ended December 31, 2021, 2020 and 2019

(dollars in millions)

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2019
Allowance for doubtful accounts	$10.3	$1.4	$(3.9)	$0.1	$7.9
Deferred tax valuation allowance	$153.1	$11.7	$(7.2)	$(0.5)	$157.1
Year End December 31, 2020
Allowance for doubtful accounts	$7.9	$3.6	$(2.7)	$(0.3)	$8.5
Deferred tax valuation allowance	$157.1	$23.3	$(1.1)	$(7.9)	$171.4
Year End December 31, 2021
Allowance for doubtful accounts	$8.5	$—	$(1.3)	$0.1	$7.3
Deferred tax valuation allowance	$171.4	$9.1	$(4.9)	$(5.1)	$170.5

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: February 22, 2022

The Manitowoc Company, Inc.
(Registrant)

/s/ David J. Antoniuk
David J. Antoniuk
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft, President and Chief Executive Officer (Principal Executive Officer and Director)	February 22, 2022

/s/ David J. Antoniuk
David J. Antoniuk, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2022

/s/ Brian P. Regan
Brian P. Regan, Vice President and Corporate Controller (Principal Accounting Officer)	February 22, 2022

/s/ Anne E. Bélec
Anne E. Bélec, Director	February 22, 2022

/s/ Robert G. Bohn
Robert G. Bohn, Director	February 22, 2022

/s/ Donald M. Condon, Jr.
Donald M. Condon, Jr., Director	February 22, 2022

/s/ Anne M. Cooney
Anne M. Cooney, Director	February 22, 2022

/s/ Amy R. Davis
Amy R. Davis, Director	February 22, 2022

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Chairman of the Board	February 22, 2022

/s/ Robert W. Malone
Robert W. Malone, Director	February 22, 2022

/s/ C. David Myers
C. David Myers, Director	February 22, 2022
/s/ John C. Pfeifer
John C. Pfeifer, Director	February 22, 2022