Form 10-Q
period 2022-03-31
MANITOWOC CO INC
filed 2022-05-05
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, the registrant had 35,319,205 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2022 and 2021

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2022	2021
Net sales	$459.0	$354.3
Cost of sales	374.0	285.9
Gross profit	85.0	68.4
Operating costs and expenses:
Engineering, selling and administrative expenses	66.5	57.7
Amortization of intangible assets	0.8	0.1
Restructuring (income) expense	0.1	(0.1)
Total operating costs and expenses	67.4	57.7
Operating income	17.6	10.7
Other expense:
Interest expense	(7.4)	(7.1)
Amortization of deferred financing fees	(0.4)	(0.4)
Other expense - net	(0.2)	(2.1)
Total other expense	(8.0)	(9.6)
Income before income taxes	9.6	1.1
Provision for income taxes	6.5	4.2
Net income (loss)	$3.1	$(3.1)

Per Share Data
Basic net income (loss) per common share	$0.09	$(0.09)

Diluted net income (loss) per common share	$0.09	$(0.09)

Weighted average shares outstanding - basic	35,131,889	34,809,725
Weighted average shares outstanding - diluted	35,565,935	34,809,725

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three months ended March 31, 2022 and 2021

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$3.1	$(3.1)
Other comprehensive loss, net of income tax:
Unrealized losses on derivatives, net of income tax provision of $0.0 and $0.0, respectively	(0.2)	—
Employee pension and postretirement benefit expense, net of income tax provision of $0.0 and $0.0, respectively	(0.6)	(0.6)
Foreign currency translation adjustments, net of income tax benefit of $0.0 and $3.2, respectively	(5.5)	(10.0)
Total other comprehensive loss, net of income tax	(6.3)	(10.6)
Comprehensive loss	$(3.2)	$(13.7)

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2022 and December 31, 2021

(Unaudited)

($ in millions, except share amounts)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$51.6	$75.4
Accounts receivable, less allowances of $7.3 and $7.3, respectively	242.2	236.1
Inventories — net	643.1	576.8
Notes receivable — net	14.9	16.7
Other current assets	35.5	36.8
Total current assets	987.3	941.8
Property, plant and equipment — net	340.8	358.8
Operating lease right-of-use assets	37.5	40.6
Goodwill	250.6	249.7
Other intangible assets — net	136.9	139.6
Other non-current assets	41.5	44.7
Total assets	$1,794.6	$1,775.2
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$462.8	$413.4
Short-term borrowings and current portion of long-term debt	9.1	7.3
Product warranties	49.4	49.0
Customer advances	25.5	28.7
Other liabilities	21.4	22.6
Total current liabilities	568.2	521.0
Non-Current Liabilities:
Long-term debt	380.1	399.9
Operating lease liabilities	26.7	29.2
Deferred income taxes	5.1	6.5
Pension obligations	68.9	69.4
Postretirement health and other benefit obligations	11.8	12.1
Long-term deferred revenue	21.3	22.9
Other non-current liabilities	51.0	51.8
Total non-current liabilities	564.9	591.8
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,319,205 and 35,056,252 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	601.7	602.4
Accumulated other comprehensive loss	(108.7)	(102.4)
Retained earnings	231.0	227.9
Treasury stock, at cost (5,474,778 and 5,737,731 shares, respectively)	(62.9)	(65.9)
Total stockholders' equity	661.5	662.4
Total liabilities and stockholders' equity	$1,794.6	$1,775.2

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2022 and 2021

(Unaudited)

($ in millions)

	Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$3.1	$(3.1)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	16.1	10.0
Amortization of intangible assets	0.8	0.1
Amortization of deferred financing fees	0.4	0.4
Deferred income taxes	—	0.9
Gain on sale of property, plant and equipment	—	(0.1)
Net unrealized foreign currency transaction losses	1.4	0.3
Stock-based compensation expense	3.1	2.5
Changes in operating assets and liabilities
Accounts receivable	(7.7)	23.4
Inventories	(69.4)	(59.5)
Notes receivable	3.0	2.3
Other assets	0.4	5.4
Accounts payable	54.6	53.4
Accrued expenses and other liabilities	(0.2)	4.8
Net cash provided by operating activities	5.6	40.8
Cash Flows from Investing Activities:
Capital expenditures	(8.7)	(8.0)
Net cash used for investing activities	(8.7)	(8.0)
Cash Flows from Financing Activities:
Payments on revolving credit facility	(20.0)	—
Other debt - net	(0.8)	(0.8)
Exercises of stock options	0.1	0.8
Net cash used for financing activities	(20.7)	—
Effect of exchange rate changes on cash and cash equivalents	—	(3.0)
Net increase (decrease) in cash and cash equivalents	(23.8)	29.8
Cash and cash equivalents at beginning of period	75.4	128.7
Cash and cash equivalents at end of period	$51.6	$158.5

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three months ended March 31, 2022 and 2021

(Unaudited)

($ in millions)

	March 31, 2022	March 31, 2021
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4
Balance at end of period	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$602.4	$595.1
Stock options exercised and issuance of other stock awards	(3.8)	(1.2)
Stock-based compensation	3.1	2.5
Balance at end of period	$601.7	$596.4
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(102.4)	$(97.5)
Other comprehensive loss	(6.3)	(10.6)
Balance at end of period	$(108.7)	$(108.1)
Retained Earnings
Balance at beginning of period	$227.9	$216.9
Net income (loss)	3.1	(3.1)
Balance at end of period	$231.0	$213.8
Treasury Stock
Balance at beginning of period	$(65.9)	$(71.4)
Stock options exercised and issuance of other stock awards	3.0	1.9
Balance at end of period	$(62.9)	$(69.5)
Total equity	$661.5	$633.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

1. Accounting Policies and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc” and the “Company”) was founded in 1902 and has over a 119-year tradition of providing high-quality, customer-focused products and support services to its markets. Manitowoc is one of the world's leading providers of engineered lifting solutions. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, and supports comprehensive product lines of mobile hydraulic cranes, lattice-boom crawler cranes, boom trucks, and tower cranes under the Aspen Equipment, Grove, Manitowoc, MGX Equipment Services, National Crane, Potain and Shuttlelift brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure and residential construction end markets. Additionally, the Company leverages its installed base of approximately 155,000 cranes to provide aftermarket parts and services to enable its customers to manage their fleets more effectively and improve their return on investment. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc’s aftermarket support operations provide the Company with a consistent stream of recurring revenue. The Company continues to expand its tower crane rental fleet in Europe and Africa ("EURAF") to directly service its customers in the region.

The Company has three reportable segments, the Americas segment, the EURAF segment and Middle East and Asia Pacific (“MEAP”) segment. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Note 17, “Segments” for additional information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of operations, comprehensive income (loss) and equity for the three months ended March 31, 2022 and 2021, the cash flows for the same three-month periods and the balance sheet as of March 31, 2022 and December 31, 2021, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2021. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All amounts, except share and per share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

2. Business Combinations

Acquisition of Aspen Equipment Company

On September 1, 2021, the Company completed the acquisition of substantially all of the assets of Aspen Equipment Company ("Aspen"), a diversified crane dealer and a leading final stage purpose built work truck upfitter, for a purchase price of approximately $50.2 million. The acquisition of Aspen was funded from existing cash resources and expands Manitowoc's direct-to-customer footprint in Iowa, Nebraska and Minnesota with new sales, used sales, parts, service and rentals to a variety of end markets.

Included in the purchase price was $12.9 million of net working capital, $5.6 million of property, plant and equipment, $19.3 million of rental fleet, $0.4 million of other assets, $6.6 million of goodwill and $5.4 million of intangible assets. Refer to Note 9, "Goodwill and Other Intangible Assets," for additional information on the class of intangibles acquired and goodwill recorded.

Acquisition of the H&E Crane Business

On October 1, 2021, the Company completed the acquisition of substantially all of the assets and certain liabilities of the crane business of H&E Equipment Services, Inc. (“H&E”) for a transaction price of approximately $139.1 million which is inclusive of the purchase price of $130.0 million, working capital and other adjustments of $5.9 million and settlement of outstanding balances between the Company and the acquired company of $3.2 million. The purchase price is subject to customary adjustments for, among other things, finalization of net working capital and other transaction adjustments. The acquisition was funded from existing cash resources, including the use of the ABL revolver of which $80.0 million was outstanding as of

March 31, 2022. The acquired H&E crane business operates with ten full-service branch locations under the Company's wholly owned subsidiary, MGX Equipment Services, LLC ("MGX"), and expands Manitowoc’s ability to provide new sales, used sales, aftermarket parts, service and crane financing options to a variety of end market customers.

Net working capital	$50.0
Property, plant and equipment	13.1
Rental fleet	48.2
Goodwill	8.9
Noncompetition agreement intangible	3.8
Customer relationships intangible	15.1
Total fair value consideration	$139.1

The amount of revenue on a standalone basis generated by the acquisition for the three months ended March 31, 2022 was $42.9 million, $21.6 million net of previously recorded third-party sales.

3. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the performance obligation. The amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$28.7	$25.5
Cash received in advance of satisfying performance obligations	15.5	30.5
Revenue recognized	(17.9)	(34.1)
Currency translation	(0.8)	(0.3)
Balance at end of period	$25.5	$21.6

Disaggregation of the Company’s revenue sources are disclosed in Note 17, “Segments.”

4. Fair Value of Financial Instruments

The following table sets forth the Company's financial assets and liabilities related to foreign currency exchange contracts ("FX Forward Contracts") that were accounted for at fair value as of March 31, 2022 and December 31, 2021.

	Fair Value as of March 31, 2022
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$0.7	$—	$0.7	Other current assets
Current Liabilities:
FX Forward Contracts	$—	$0.9	$—	$0.9	Accounts payable and accrued expenses

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Liabilities:
FX Forward Contracts	$—	$0.3	$—	$0.3	Accounts payable and accrued expenses

The fair value of the senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $313.2 million as of March 31, 2022. See Note 11, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under our revolving credit facility, approximate fair value, without being discounted as of March 31, 2022 due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) ("AOCI"). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the three months ended March 31, 2022 and 2021.

The Company had FX Forward Contracts with aggregate notional amounts of $101.5 million and $11.3 million in U.S. dollar equivalent as of March 31, 2022 and December 31, 2021, respectively. The aggregate notional amount outstanding as of March 31, 2022 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. As of March 31, 2022 and December 31, 2021 the net fair value of these contracts was a short term liability of $0.2 million and $0.3 million, respectively. Net unrealized losses, net of income tax, recorded in AOCI were $0.2 million and zero as of March 31, 2022 and December 31, 2021, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statement of Operations for FX Forward Contracts for the three months ended March 31, 2022 and 2021 are summarized as follows:

		Three Months Ended March 31,
	Recognized Location	2022	2021
Designated	Cost of sales	$(0.1)	$—
Non-Designated	Other income (expense) - net	$0.7	$(0.2)

6. Inventories

The components of inventories as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
Raw materials	$147.5	$157.4
Work-in-process	166.4	140.4
Finished goods	329.2	279.0
Total Inventories — net	$643.1	$576.8

7. Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other non-current assets on the Condensed Consolidated Balance Sheets. During the period ended March 31, 2022, the Company recorded income of $4.8 million in engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations to recognize the partial recovery of the previously written-off note with Manitowoc Dong Yue. As of March 31, 2022, the Company had current and long-term notes receivable in the amount of $14.9 million and $4.4 million, respectively. As of December 31, 2021, the Company had current and long-term notes receivable in the amount of $16.7 million and $5.2 million, respectively.

8. Property, Plant and Equipment

The components of property, plant and equipment as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
Land	$19.1	$19.4
Building and improvements	202.0	203.4
Machinery, equipment and tooling	299.0	298.9
Furniture and fixtures	14.3	14.5
Computer hardware and software	127.6	125.6
Rental cranes	140.5	144.2
Construction in progress	9.9	15.1
Total cost	812.4	821.1
Less: accumulated depreciation	(471.6)	(462.3)
Property, plant and equipment-net	$340.8	$358.8

Property, plant and equipment are depreciated over the asset’s estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Assets Held for Sale

As of March 31, 2022 and December 31, 2021, the Company had $3.3 million and $3.1 million, respectively, classified as other current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, assets held for sale primarily relate to a manufacturing building and land in Fanzeres, Portugal.

Assets Impairment

During the year ended December 31, 2021, the Company recorded an asset impairment of $1.9 million to write-down the value of one of the Company's Brazil entities to its expected sale price. There were no asset impairments recorded during the three months ended March 31, 2022.

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

The changes in the carrying amount of goodwill as of March 31, 2022 and December 31, 2021 are summarized as follows:

	Americas - Manufacturing	Americas - Distribution	MEAP	Consolidated
Balance as of January 1, 2021	$166.5	$—	$68.6	$235.1
Foreign currency impact	—	—	(0.5)	(0.5)
Acquisitions	—	15.1	—	15.1
Balance as of December 31, 2021	166.5	15.1	68.1	249.7
Purchase accounting adjustments	—	0.4	—	0.4
Foreign currency impact	—	—	0.5	0.5
Balance as of March 31, 2022	$166.5	$15.5	$68.6	$250.6

During the year ended December 31, 2021, the Company recorded goodwill of approximately $6.6 million and $8.9 million from the acquisitions of Aspen and the H&E crane business, respectively. Management determined the goodwill represents the assembled workforce and synergies between the acquired companies and Manitowoc that are not individually identified and separately recognized. Goodwill related to the acquisitions are subject to change as part of the completion of acquisition accounting. The total goodwill related to the acquisitions is deductible for tax purposes over 15 years. Refer to Note 2, "Business Combinations," for additional information.

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	26.9	(9.3)	17.6	27.0	(9.0)	18.0
Patents	29.2	(28.6)	0.6	29.7	(29.1)	0.6
Noncompetition agreements	4.2	(0.6)	3.6	4.2	(0.4)	3.8
Trademarks and tradenames	2.2	(0.3)	1.9	2.2	(0.1)	2.1
Other intangibles	0.6	(0.3)	0.3	0.6	(0.2)	0.4
Total	$63.1	$(39.1)	$24.0	$63.7	$(38.8)	$24.9
Indefinite lived intangible assets:
Trademarks and tradenames	94.3	—	94.3	95.9	—	95.9
Distribution network	18.6	—	18.6	18.8	—	18.8
Total	112.9	—	112.9	114.7	—	114.7
Total other intangible assets	$176.0	$(39.1)	$136.9	$178.4	$(38.8)	$139.6

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended March 31, 2022 and 2021 was $0.8 million and $0.1 million, respectively.

As a result of the acquisition of Aspen during the year ended December 31, 2021, intangible assets of approximately $2.2 million for customer relationships, $2.2 million for tradenames, $0.8 million for other intangibles and $0.2 million for a noncompetition agreement were acquired. The useful life for each intangible asset class is 18 years, 5 years, 9 months and 5 years, respectively. The weighted average useful life for acquired intangibles is 3.2 years. The fair value of identifiable intangible assets has been determined using the income approach which involves significant unobservable inputs.

As a result of the acquisition of the H&E crane business during the year ending December 31, 2021, intangible assets of approximately $15.1 million for customer relationships and $3.8 million for a noncompetition agreement were acquired. The useful life for each intangible asset class is 12 years and 5 years, respectively. The weighted average useful life for the acquired intangibles is 9.4 years. The fair value of identifiable intangible assets has been determined using the income approach which involves significant unobservable inputs.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was not a triggering event for the three months ended March 31, 2022.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022	December 31, 2021
Trade accounts payable	$285.4	$238.8
Employee-related expenses	44.0	51.9
Accrued vacation	24.3	22.2
Miscellaneous accrued expenses	109.1	100.5
Total accounts payable and accrued expenses	$462.8	$413.4

11. Debt

Outstanding debt as of March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31, 2022	December 31, 2021
Borrowings under senior secured asset-based revolving credit facility	$80.0	$100.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	12.1	10.3
Deferred financing costs	(2.9)	(3.1)
Total debt	389.2	407.2
Short-term borrowings and current portion of long-term debt	(9.1)	(7.3)
Long-term debt	$380.1	$399.9

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

As of March 31, 2022 and December 31, 2021, the Company had borrowings on the ABL Revolving Credit Facility of $80.0 million and $100.0 million, respectively. As of March 31, 2022, the spreads for LIBOR and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $175.2 million, which represents revolver borrowing capacity of $258.2 million less $80.0 million of borrowings outstanding and $3.0 million of U.S. letters of credit outstanding.

As of March 31, 2022, the Company had other indebtedness outstanding of $12.1 million that had a weighted-average interest rate of approximately 3.8%. This debt includes balances on local credit lines and other financing arrangements.

On March 25, 2019, the Company and certain of its subsidiaries entered into an indenture with U.S. Bank National Association as trustee and notes collateral agent, pursuant to which the Company issued $300.0 million aggregate principal amount of the 2026 Notes with an annual coupon rate of 9.000%. Interest on the 2026 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. The 2026 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility (as defined above) or that guarantees certain other debt of the Company or a guarantor. The 2026 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of the Company and of the guarantors that secure obligations under the ABL Revolving Credit Facility.

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

As of March 31, 2022, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with maximum availability of €55.0 million and one U.S. accounts receivable financing program with maximum availability of $27.0 million. Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold receivables are collected. During the three months ended March 31, 2022, the Company sold receivables and received cash of $33.3 million. Transactions under the U.S. and non-U.S. accounts receivable financing programs are accounted for as sales in accordance with Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing.”

13. Income Taxes

For the three months ended March 31, 2022 and 2021, the Company recorded a provision for income taxes of $6.5 million and $4.2 million, respectively. The increase in the Company’s provision for income taxes for the three months ended March 31, 2022 compared to the prior year primarily relates to higher pretax income and a change in the jurisdictional mix of income compared to the previous year.

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

The Company’s unrecognized tax benefits, excluding interest and penalties, was $18.4 million as of March 31, 2022 and December 31, 2021.

14. Net Income (Loss) Per Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2022	2021
Basic weighted average common shares outstanding	35,131,889	34,809,725
Effect of dilutive securities - stock awards	434,046	—
Diluted weighted average common shares outstanding	35,565,935	34,809,725

Equity incentive instruments for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 588,050 common shares were excluded from the computation of diluted net earnings per share for the three months ended March 31, 2022. Due to the net loss incurred during the three months ended March 31, 2021, the assumed exercise of all equity instruments were anti-dilutive and, therefore, not included in the diluted weighted average common shares outstanding for the period.

No cash dividends were declared or paid during the three months ended March 31, 2022 and 2021.

15. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of March 31, 2022, the Company has authorization from the Board of Directors to purchase up to $30.0 million of the Company’s common stock at management’s discretion. As of March 31, 2022, the Company had $10.6 million remaining under this authorization.

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2020	$—	$(47.9)	$(49.6)	$(97.5)
Other comprehensive loss before reclassifications	—	(1.2)	(10.0)	(11.2)
Amounts reclassified from accumulated other comprehensive loss	—	0.6	—	0.6
Net other comprehensive loss	—	(0.6)	(10.0)	(10.6)
Balance as of March 31, 2021	$—	$(48.5)	$(59.6)	$(108.1)

Balance as of December 31, 2021	$—	$(32.3)	$(70.1)	$(102.4)
Other comprehensive loss before reclassifications	(0.3)	(1.1)	(5.5)	(6.9)
Amounts reclassified from accumulated other comprehensive loss	0.1	0.5	—	0.6
Net other comprehensive loss	(0.2)	(0.6)	(5.5)	(6.3)
Balance as of March 31, 2022	$(0.2)	$(32.9)	$(75.6)	$(108.7)

A reconciliation of the reclassifications from accumulated other comprehensive income (loss), net of income tax, for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021		Recognized Location
Losses on cash flow hedges
FX Forward Contracts	$(0.1)	$—		Cost of sales
Total before income taxes	(0.1)	—
Provision for income taxes	—	—
Total, net of income taxes	$(0.1)	$—
Amortization of pension and postretirement items
Actuarial losses	$(0.8)	$(1.3)	(a)	Other expense - net
Amortization of prior service cost	0.3	0.7	(a)	Other expense - net
Total before income taxes	(0.5)	(0.6)
Provision for income taxes	—	—
Total, net of income taxes	$(0.5)	$(0.6)

Total reclassifications for the period, net of income taxes	$(0.6)	$(0.6)

(a) These accumulated other comprehensive income (loss) components are components of net periodic pension cost (see Note 20, “Employee Benefit Plans,” for further details)

16. Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2022 is included in the Company’s 2021 Annual Report on Form 10-K. The total number of shares of the Company’s common stock available for awards under the Company’s 2013 Omnibus Incentive Plan is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of March 31, 2022 is 3,738,692 shares.

Stock-based compensation expense was $3.1 million and $2.5 million for the three months ended March 31, 2022 and 2021, respectively, which was recorded in engineering, selling, and administrative expense in the Condensed Consolidated Statement of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 Omnibus Incentive Plan.

A total of 321,983 and 316,974 restricted stock units were issued by the Company to employees during the three months ended March 31, 2022 and 2021, respectively. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date.

A total of 198,334 and 203,697 performance shares units were issued by the Company to employees during the three months ended March 31, 2022 and 2021, respectively. Performance share units vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance share units granted in 2022 are weighted 60% on the 3-year average of the Company’s adjusted EBITDA percentage from 2022 to 2024 and 40% on non-new machine sales for the year ending December 31, 2024. The Company defines non-new machine sales as parts sales, used crane sales, rental revenue, service revenue and other revenue. The 2022 performance share units include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

The performance goals for the performance share units granted in 2021 are weighted 60% on the 3-year average of the Company’s adjusted EBITDA percentage from 2021 to 2023 and 40% on non-new machine sales for the year ending December 31, 2023. The 2021 performance share units include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

The Company issued a total of 56,640 and 56,672 equity grants to non-employee directors during the three months ended March 31, 2022 and 2021, respectively. The 2022 and 2021 non-employee director equity compensation awards vested immediately upon the grant date.

17. Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the Chief Executive Officer, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance as the source of the Company’s reportable operating segments.

The Company has three reportable segments: Americas, EURAF, and MEAP. The Americas operating segment includes the North America and South America continents. The EURAF operating segment includes Europe and Africa continents, excluding the Middle East region. The MEAP operating segment includes the Asia and Australia continents and the Middle East region. The results of the acquired businesses are included in the Americas segment.

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

The following table shows information by reportable segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net Sales
Americas	$215.9	$140.1
EURAF	179.2	154.5
MEAP	63.9	59.7
Total	$459.0	$354.3
Segment Operating Income
Americas	$5.8	$7.0
EURAF	11.4	6.3
MEAP	13.1	6.8
Total	$30.3	$20.1
Depreciation
Americas	$9.7	$3.9
EURAF	5.1	4.9
MEAP	0.6	0.5
Corporate	0.7	0.7
Total	$16.1	$10.0
Capital Expenditures
Americas	$2.6	$0.8
EURAF	5.6	6.9
MEAP	0.5	0.2
Corporate	—	0.1
Total	$8.7	$8.0

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31,
	2022	2021
Segment operating income	$30.3	$20.1
Unallocated corporate expenses	(12.7)	(9.4)
Total operating income	$17.6	$10.7

Net sales by geographic area for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31,
	2022	2021
United States	$192.1	$121.3
Europe	174.2	148.2
Other	92.7	84.8
Total net sales	$459.0	$354.3

Net sales by product for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31,
	2022	2021
New machine sales	$329.6	$245.9
Non-new machine sales	129.4	108.4
Total net sales	$459.0	$354.3

18. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business which have not been fully resolved. The outcome of any litigation is inherently uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter.

As of March 31, 2022, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of March 31, 2022, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves, recorded within other liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, were $8.4 million and $9.0 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of March 31, 2022 and December 31, 2021, the Company had reserves of $59.4 million and $60.2 million, respectively, for warranty claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve legal matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 19, “Guarantees,” for further information.

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

The total recorded estimated liability in the Company’s Condensed Consolidated Balance Sheets is $14.9 million, as of March 31, 2022 and December 31, 2021. Other than the foregoing, the Company is unable to provide further meaningful quantification as to the final resolution of these matters. However, the Company calculated the statutory maximum penalties under the Clean Air Act to be approximately $174.0 million. The Company believes it has strong legal and factual defenses and will vigorously defend any allegations of noncompliance and the factors that could apply in the assessment of any civil penalty. Final resolution of these matters may have a material impact on the Company’s financial condition, results of operations or cash flows.

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of March 31, 2022 and December 31, 2021 was $30.3 million and $31.0 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of March 31, 2022 and December 31, 2021 was $39.2 million and $36.4 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $15.9 million and $15.8 million as of March 31, 2022 and December 31, 2021, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its standard warranty period at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of March 31, 2022 and December 31, 2021 was $7.8 million and $7.0 million, respectively. Below is a table summarizing the warranty activity for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Balance at beginning of period	$60.2	$63.2
Accruals for warranties issued during the period	5.9	5.8
Settlements made (in cash or in kind) during the period	(6.1)	(8.0)
Currency translation	(0.6)	(1.1)
Balance at end of period	$59.4	$59.9

Included in the warranty balance as of March 31, 2022 and December 31, 2021 is $10.0 million and $11.2 million, respectively, of long-term warranty which is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The components of periodic benefit cost for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31, 2022
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.4	$—
Interest cost of projected benefit obligations	0.8	0.4	—
Expected return on plan assets	(1.3)	(0.3)	—
Amortization of prior service cost	—	—	(0.3)
Amortization of actuarial net (gain) loss	0.5	0.4	(0.1)
Net periodic benefit cost	$—	$0.9	$(0.4)

	Three Months Ended March 31, 2021
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.6	$—
Interest cost of projected benefit obligations	0.7	0.3	—
Expected return on plan assets	(1.2)	(0.3)	—
Amortization of prior service cost	—	—	(0.7)
Amortization of actuarial net loss	0.8	0.5	—
Net periodic benefit cost	$0.3	$1.1	$(0.7)

The components of net periodic benefit cost other than the service cost component are included in other expense - net in the Condensed Consolidated Statement of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, including the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

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
•
geo-political events, including the ongoing conflict between Russia and Ukraine, could lead to market disruptions, including significant volatility in commodity prices (including oil and gas), energy prices, inflation, consumer behavior, supply chain, and credit and capital markets, and could result in the impairment of assets;
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
•
acts of terrorism; and
•
other risk factors detailed in Manitowoc's 2021 Annual Report on Form 10-K, as such may be amended or supplemented in Manitowoc’s subsequently filed Quarterly Reports on 10-Q (including this report), and its other filings with the United States Securities and Exchange Commission.

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

Current Events

As a result of COVID-19 lockdowns in China and continuing supply chain, labor and logistics challenges, the Company’s net sales were unfavorably impacted during the first quarter of 2022. In addition, further pressure was placed on the global supply chain as a result of Russia’s invasion of Ukraine in February of 2022. Russia’s invasion and the related economic sanctions by Western governments on Russia has resulted in rising energy, component and commodity costs in Europe. Rising costs in Europe could unfavorably impact the EURAF segments financial performance in the second half of the year. The Company continues to actively manage its supply chain and is looking for alternative sources for raw materials and components.

Continuing or worsening supply chain, labor and logistics constraints may have a material adverse impact on the Company's results of operations or financial condition.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF, and MEAP. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Dollar Change	Percentage Change
Net Sales
Americas	$215.9	$140.1	$75.8	54.1%
EURAF	179.2	154.5	24.7	16.0%
MEAP	63.9	59.7	4.2	7.0%

Segment Operating Income
Americas	$5.8	$7.0	$(1.2)	(17.1)%
EURAF	11.4	6.3	5.1	81.0%
MEAP	13.1	6.8	6.3	92.6%

Americas

Americas net sales increased 54.1% for three months ended March 31, 2022 to $215.9 million from $140.1 million for the three months ended March 31, 2021. The increase was primarily due to higher crane sales and pricing actions. While demand for cranes was higher year over year, supply chain constraints impacted the Company's ability to produce and ship certain products. The acquisitions of Aspen Equipment Company ("Aspen") and the crane business of H&E Equipment Services, Inc. ("H&E") contributed to the increase of net sales by $31.4 million. However, the acquisitions generated $55.5 million of net sales during the period on a standalone basis.

Americas operating income decreased 17.1% for the three months ended March 31, 2022 to $5.8 million from $7.0 million for the three months ended March 31, 2021. The decrease was primarily due to higher depreciation and amortization expense from the acquisitions, higher employee related costs and higher material and transportation costs.

EURAF

EURAF net sales increased 16.0% for the three months ended March 31, 2022 to $179.2 million from $154.5 million for the three months ended March 31, 2021. The increase was primarily due to higher crane sales and pricing actions. While demand for cranes was higher year over year, supply chain constraints impacted the Company's ability to produce and ship certain products. EURAF net sales was unfavorably impacted by approximately $13.3 million from changes in foreign currency exchange rates.

EURAF operating income increased 81.0% for the three months ended March 31, 2022 to $11.4 million from $6.3 million for the three months ended March 31, 2021. The increase was primarily due to higher crane shipments partially offset by higher material and transportation costs. Operating income was unfavorably impacted by approximately $1.7 million from changes in foreign currency exchange rates.

MEAP

MEAP net sales increased 7.0% for the three months ended March 31, 2022 to $63.9 million from $59.7 million for the three months ended March 31, 2021. The increase was primarily due to pricing actions. MEAP net sales was unfavorably impacted by approximately $2.7 million from changes in foreign currency exchange rates.

MEAP operating income increased 92.6% for the three months ended March 31, 2022 to $13.1 million from $6.8 million for the three months ended March 31, 2021. The increase was primarily due to $4.8 million of income from the partial recovery of the previously written-off note with Manitowoc Dong Yue.

Results of Operations for the Quarters Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021	2022 to 2021 % Change
Orders	$481.5	$473.6	1.7%
Backlog	1,033.4	662.5	56.0%
Net sales	459.0	354.3	29.6%
Gross profit	85.0	68.4	24.3%
Gross profit %	18.5%	19.3%
Engineering, selling and administrative expenses	66.5	57.7	15.3%
Interest expense	7.4	7.1	4.2%
Other expense - net	0.2	2.1	(90.5)%
Provision for income taxes	6.5	4.2	54.8%

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

Orders for the three months ended March 31, 2022 increased 1.7% to $481.5 million from $473.6 million for the three months ended March 31, 2021. The increase was primarily related to additional orders from the Americas and was partially offset by a decrease in demand in EURAF. As a result of Russia's invasion of Ukraine, the Company cancelled $21.0 million of orders during the first quarter of 2022 which were included in backlog as of December 31, 2021. Orders were unfavorably impacted by approximately $14.6 million due to changes in foreign currency exchange rates.

As of March 31, 2022, total backlog was $1,033.4 million, a 2.2% increase from the December 31, 2021 backlog of $1,010.9 million, and a 56.0% increase from the March 31, 2021 backlog of $662.5 million. The increase in backlog from March 31, 2021 is primarily related to higher global demand as the economy recovered from the impacts of the COVID-19 pandemic and the delay in shipments due to supply chain constraints. Backlog was unfavorably impacted by approximately $14.3 million and $30.5 million from December 31, 2021 and March 31, 2021, respectively, due to changes in foreign currency exchange rates.

Net Sales

Net sales for the three months ended March 31, 2022 increased 29.6% to $459.0 million from $354.3 million for the three months ended March 31, 2021. This increase was primarily attributable to higher crane sales and pricing actions. While demand for cranes was higher year over year, supply chain constraints impacted the Company's ability to produce and ship certain products. The acquisitions of Aspen and the crane business of H&E contributed to the increase in net sales by $31.4 million. However, the acquisitions generated $55.5 million of net sales during the period on a standalone basis. Net sales were unfavorably impacted by $15.8 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended March 31, 2022 was $85.0 million, an increase of $16.6 million compared to $68.4 million for the three months ended March 31, 2021. The increase was primarily due to higher crane shipments partially offset by higher material and transportation costs. Gross profit was unfavorably impacted by approximately $3.7 million from changes in foreign currency exchange rates.

Gross profit percentage decreased year-over-year due to higher material and transportation costs.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased 15.3% to $66.5 million for the three months ended March 31, 2022 compared to $57.7 million for the three months ended March 31, 2021. The acquisitions accounted for incremental costs of $10.6 million and were partially offset by $4.8 million of income from the partial recovery of the previously written-off note with Manitowoc Dong Yue. Engineering, selling and administrative expenses was favorably impacted by approximately $2.1 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended March 31, 2022 totaled $7.4 million compared to $7.1 million for the three months ended March 31, 2021. Interest expense increased year-over-year due to higher outstanding balances of variable rate debt as compared to March 31, 2021. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Other Expense - Net

Other expense – net for the three months ended March 31, 2022 was $0.2 million. Other expense – net was primarily composed of $0.7 million of foreign currency exchange losses and $0.1 million of pension costs offset by $0.6 million of interest income.

Other expense – net for three months ended March 31, 2021 was $2.1 million. Other expense – net was primarily composed of $1.7 million of foreign currency exchange losses and $0.2 million of pension benefit and postretirement health costs.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2022 was $6.5 million compared to $4.2 million for the three months ended March 31, 2021. The increase relates primarily to higher pretax income and a change in the jurisdictional mix of income compared to the previous year. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$5.6	$40.8
Net cash used for investing activities	(8.7)	(8.0)
Net cash used for financing activities	(20.7)	—
Cash and cash equivalents	51.6	158.5

Cash Flows From Operating Activities

Cash flows provided by operating activities for the three months ended March 31, 2022 were $5.6 million and were primarily driven by net income excluding non-cash items of $24.9 million partially offset by an increase in operating assets and liabilities of $19.3 million. The increase in operating assets and liabilities was primarily due to an increase in inventories of $69.4 million. This was partially offset by an increase in accounts payable of $54.6 million.

Cash flows provided by operating activities for the three months ended March 31, 2021 were $40.8 million and were primarily driven by a net decrease in working capital. The decrease in working capital resulted primarily from collections of accounts receivable balances.

Cash Flows From Investing Activities

Cash flows used for investing activities were $8.7 million for the three months ended March 31, 2022 and consisted of capital expenditures.

Cash flows used for investing activities were $8.0 million for the three months ended March 31, 2021 and consisted of capital expenditures.

Cash Flows From Financing Activities

Cash flows used for financing activities were $20.7 million for the three months ended March 31, 2022 and consisted of $20.0 million of payments on the ABL Revolving Credit Facility and $0.8 million of payments on other debt.

Cash flows used for financing activities were zero for the three months ended March 31, 2021 and consisted of $0.8 million of payments of other debt offset by $0.8 million of cash received from the exercise of stock options.

Liquidity and Capital Resources

The Company’s liquidity position as of March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$51.6	$75.4
Revolver borrowing capacity	258.2	239.3
Other debt availability	45.2	47.2
Less: Borrowings on revolver	(80.0)	(100.0)
Less: Borrowings on other debt	(4.7)	(4.7)
Less: Outstanding letters of credit	(3.0)	(3.0)
Total liquidity	$267.3	$254.2

The Company believes its liquidity and expected cash flows from operations are sufficient to meet expected working capital, capital expenditure and other general ongoing operational needs in the subsequent twelve months.

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

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe and China. There are six facilities, of which four facilities are denominated in Euros totaling €28.0 million, one facility denominated in US dollars totaling $9.5 million, and one denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of March 31, 2022 for the six overdraft facilities is $45.2 million with $4.7 million outstanding.

Debt

Outstanding debt as of March 31, 2022 and December 31, 2021 is summarized as follows:

	March 31, 2022	December 31, 2021
Borrowing under senior secured asset based revolving credit facility	$80.0	$100.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	12.1	10.3
Deferred financing costs	(2.9)	(3.1)
Total debt	389.2	407.2
Short-term borrowings and current portion of long-term debt	(9.1)	(7.3)
Long-term debt	$380.1	$399.9

Both the ABL Revolving Credit Facility and 2026 Notes include customary covenants and events of default. Refer to Note 11, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of the covenants for the ABL Revolving Credit Facility and the 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company seeks to opportunistically raise capital in the debt capital markets and bank credit markets.

Restructuring

The Company's current restructuring activities will be substantially completed in the second half of 2022. The remaining current restructuring activity will have an immaterial impact on the Company's results of operations and cash flows.

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

The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA and to adjusted operating income and operating income for the three months ended March 31, 2022 and 2021 and trailing twelve months, are summarized as follows:

	Three Months Ended March 31,		Trailing Twelve
	2022	2021	Months
Net income (loss)	$3.1	$(3.1)	$17.2
Interest expense and amortization of deferred financing fees	7.8	7.5	30.7
Provision for income taxes	6.5	4.2	8.4
Depreciation expense	16.1	10.0	51.6
Amortization of intangible assets	0.8	0.1	2.1
EBITDA	34.3	18.7	110.0
Restructuring (income) expense	0.1	(0.1)	(0.9)
Asset impairment expense	—	—	1.9
Other non-recurring charges (1)	(3.4)	0.4	18.0
Other (income) expense - net (2)	0.2	2.1	(2.9)
Adjusted EBITDA	31.2	21.1	126.1
Depreciation expense	(16.1)	(10.0)	(51.6)
Amortization of intangible assets	(0.8)	(0.1)	(2.1)
Adjusted operating income	14.3	11.0	72.4
Restructuring income (expense)	(0.1)	0.1	0.9
Asset impairment expense	—	—	(1.9)
Other non-recurring charges (1)	3.4	(0.4)	(18.0)
Operating income	$17.6	$10.7	$53.4

(1)
Other non-recurring charges for the three months ended March 31, 2022 relate to the fair value step up on rental fleet assets sold during the period that was expensed within cost of sales, one-time acquisition costs and income from the partial recovery of the previously written off Dong Yue note. Other non-recurring charges for the three months ended March 31, 2021 relate to one-time costs associated with due diligence of the acquisitions. Other non-recurring charges for the trailing twelve months relate to the fair value step up on rental fleet assets sold during the period that was expensed within cost of sales, one-time acquisition costs, costs associated with a legal matter with the U.S. Environmental Protection Agency and income from the partial recovery of the previously written off Dong Yue note. Other non-recurring charges are included in cost of sales or engineering, selling and administrative expenses in the Condensed Consolidated Statement of Operations.
(2)
Other (income) expense - net includes net foreign currency exchange gains (losses), other components of net periodic pension costs, costs associated with legal matters and other miscellaneous items in the three and trailing twelve months ended March 31, 2022 and 2021.

The Company uses free cash flows, which is a financial measure that is not prepared in accordance with GAAP, as an additional metric to evaluate the Company’s performance. Free cash flows is defined as net cash provided by operating activities less capital expenditures. Free cash flows for the three months ended March 31, 2022 and 2021 are summarized as follows:

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$5.6	$40.8
Capital expenditures	(8.7)	(8.0)
Free cash flows	$(3.1)	$32.8

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since the 2021 Annual Report on Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2021 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk disclosures have not materially changed since the 2021 Annual Report on Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 22, 2022.

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

Date: May 4, 2022	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)