Form 10-Q
period 2022-09-30
MANITOWOC CO INC
filed 2022-11-08
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, the registrant had 35,184,553 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

($ in millions, except per share data and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$454.7	$404.5	$1,410.9	$1,222.4
Cost of sales	380.4	335.5	1,162.9	994.6
Gross profit	74.3	69.0	248.0	227.8
Operating costs and expenses:
Engineering, selling and administrative expenses	65.8	59.7	201.6	181.0
Asset impairment expense	—	1.9	—	1.9
Amortization of intangible assets	0.8	0.5	2.4	0.7
Restructuring (income) expense	0.1	(0.4)	0.5	(0.5)
Total operating costs and expenses	66.7	61.7	204.5	183.1
Operating income	7.6	7.3	43.5	44.7
Other expense:
Interest expense	(8.0)	(7.1)	(23.3)	(21.5)
Amortization of deferred financing fees	(0.3)	(0.4)	(1.0)	(1.1)
Other income (expense) - net	2.7	(0.9)	0.4	(0.2)
Total other expense - net	(5.6)	(8.4)	(23.9)	(22.8)
Income (loss) before income taxes	2.0	(1.1)	19.6	21.9
Provision (benefit) for income taxes	(0.3)	(0.9)	(0.9)	7.3
Net income (loss)	$2.3	$(0.2)	$20.5	$14.6

Per Share Data and Share Amounts
Basic net income (loss) per common share	$0.07	$(0.01)	$0.58	$0.42

Diluted net income (loss) per common share	$0.07	$(0.01)	$0.58	$0.41

Weighted average shares outstanding - basic	35,181,262	35,029,175	35,199,221	34,914,989
Weighted average shares outstanding - diluted	35,374,194	35,029,175	35,470,301	35,555,077

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Loss

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$2.3	$(0.2)	$20.5	$14.6
Other comprehensive loss, net of income tax
Unrealized loss on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(0.8)	(0.5)	(3.1)	(0.7)
Employee pension and postretirement benefit income (expense), net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	0.3	(0.3)	(0.1)	(2.1)
Foreign currency translation adjustments, net of income tax (provision) benefit of $0.5, ($0.2), $1.2, and $2.5, respectively	(25.6)	(8.3)	(51.6)	(18.3)
Total other comprehensive loss, net of income tax	(26.1)	(9.1)	(54.8)	(21.1)
Comprehensive loss	$(23.8)	$(9.3)	$(34.3)	$(6.5)

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2022 and December 31, 2021

(Unaudited)

($ in millions, except par value and share amounts)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$42.6	$75.4
Accounts receivable, less allowances of $5.7 and $7.3, respectively	210.4	236.1
Inventories — net	672.2	576.8
Notes receivable — net	11.3	16.7
Other current assets	31.5	36.8
Total current assets	968.0	941.8
Property, plant and equipment — net	312.9	358.8
Operating lease right-of-use assets	32.2	40.6
Goodwill	245.2	249.7
Other intangible assets — net	127.7	139.6
Other non-current assets	35.7	44.7
Total assets	$1,721.7	$1,775.2
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$425.4	$413.4
Short-term borrowings and current portion of long-term debt	8.3	7.3
Product warranties	48.1	49.0
Customer advances	28.4	28.7
Other liabilities	20.8	22.6
Total current liabilities	531.0	521.0
Non-Current Liabilities:
Long-term debt	403.6	399.9
Operating lease liabilities	22.6	29.2
Deferred income taxes	6.3	6.5
Pension obligations	65.4	69.4
Postretirement health and other benefit obligations	11.5	12.1
Long-term deferred revenue	16.4	22.9
Other non-current liabilities	34.0	51.8
Total non-current liabilities	559.8	591.8
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,184,553 and 35,056,252 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	604.0	602.4
Accumulated other comprehensive loss	(157.2)	(102.4)
Retained earnings	248.4	227.9
Treasury stock, at cost (5,609,430 and 5,737,731 shares, respectively)	(64.7)	(65.9)
Total stockholders' equity	630.9	662.4
Total liabilities and stockholders' equity	$1,721.7	$1,775.2

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2022 and 2021

(Unaudited)

($ in millions)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$20.5	$14.6
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	46.2	29.5
Asset impairment expense	—	1.9
Amortization of intangible assets	2.4	0.7
Stock-based compensation expense	5.6	6.4
Amortization of deferred financing fees	1.0	1.1
Gain on sale of property, plant and equipment	(0.9)	(0.1)
Net unrealized foreign currency transaction losses	6.4	1.1
Income tax benefit from change in reserve of uncertain tax positions	(11.7)	—
Deferred income taxes	0.9	0.9
Other	0.9	3.6
Changes in operating assets and liabilities
Accounts receivable	10.7	13.0
Inventories	(136.1)	(94.4)
Notes receivable	7.1	(1.0)
Other assets	(0.6)	(10.3)
Accounts payable	39.8	77.1
Accrued expenses and other liabilities	7.3	24.0
Net cash provided by (used for) operating activities	(0.5)	68.1
Cash Flows from Investing Activities:
Capital expenditures	(31.8)	(22.3)
Proceeds from sale of property, plant and equipment	1.5	0.1
Acquisition of businesses (Note 2)	2.3	(50.9)
Net cash used for investing activities	(28.0)	(73.1)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility - net	4.0	100.0
Other debt - net	(4.0)	(3.4)
Debt issuance and other debt related costs	(1.9)	—
Exercises of stock options	0.1	5.8
Common stock repurchases	(1.9)	—
Net cash provided by (used for) financing activities	(3.7)	102.4
Effect of exchange rate changes on cash and cash equivalents	(0.6)	(3.8)
Net increase (decrease) in cash and cash equivalents	(32.8)	93.6
Cash and cash equivalents at beginning of period	75.4	128.7
Cash and cash equivalents at end of period	$42.6	$222.3

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and nine months ended September 30, 2022 and 2021

(Unaudited)

($ in millions, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$602.5	$600.1	$602.4	$595.1
Stock options exercised and issuance of other stock awards	—	0.1	(4.0)	0.3
Stock-based compensation expense	1.5	1.6	5.6	6.4
Balance at end of period	$604.0	$601.8	$604.0	$601.8
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(131.1)	$(109.5)	$(102.4)	$(97.5)
Other comprehensive loss	(26.1)	(9.1)	(54.8)	(21.1)
Balance at end of period	$(157.2)	$(118.6)	$(157.2)	$(118.6)
Retained Earnings
Balance at beginning of period	$246.1	$231.7	$227.9	$216.9
Net income (loss)	2.3	(0.2)	20.5	14.6
Balance at end of period	$248.4	$231.5	$248.4	$231.5
Treasury Stock
Balance at beginning of period	$(64.7)	$(66.5)	$(65.9)	$(71.4)
Stock options exercised and issuance of other stock awards	—	0.4	3.1	5.3
Common stock repurchases	—	—	(1.9)	—
Balance at end of period	$(64.7)	$(66.1)	$(64.7)	$(66.1)
Total equity	$630.9	$649.0	$630.9	$649.0

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2022 and 2021

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of operations, comprehensive loss and equity for the three and nine months ended September 30, 2022 and 2021, the cash flows for the same nine month periods and the balance sheet as of September 30, 2022 and December 31, 2021, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2021. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All amounts, except per share data and share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

2. Business Combinations

Acquisition of the H&E Crane Business

On October 1, 2021, the Company completed the acquisition of substantially all of the assets and certain liabilities of the crane business of H&E Equipment Services, Inc. (“H&E”) for a transaction price of approximately $136.8 million which is inclusive of the purchase price of $130.0 million, working capital and other adjustments of $3.7 million and settlement of outstanding balances between the Company and the acquired company of $3.1 million. The acquisition was funded from existing cash resources, including the use of the Company's asset-based revolving credit facility. At the time of acquisition, the acquired crane business of H&E operated with ten full-service branch locations under the Company's wholly owned subsidiary, MGX Equipment Services, LLC ("MGX"). The acquired crane business expands Manitowoc’s ability to provide new sales, used sales, aftermarket parts, service and crane financing options to a variety of end market customers.

The transaction price was allocated to underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of the combination as follows:

Net working capital	$48.8
Property, plant and equipment	13.1
Rental fleet	48.2
Goodwill	7.8
Noncompetition agreement intangible	3.8
Customer relationships intangible	15.1
Total fair value consideration	$136.8

The amount of net sales generated by MGX for the three and nine months ended September 30, 2022 was $64.1 million and $160.5 million, respectively.

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

The amount of net sales generated by Aspen for the three and nine months ended September 30, 2022 was $17.1 million and $42.5 million, respectively.

3. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$28.0	$21.0	$28.7	$25.5
Cash received in advance of satisfying performance obligations	32.5	33.9	98.0	93.7
Revenue recognized	(31.1)	(27.1)	(99.4)	(91.3)
Currency translation	(1.0)	(0.2)	1.1	(0.3)
Balance at end of period	$28.4	$27.6	$28.4	$27.6

Disaggregation of the Company’s revenue sources are disclosed in Note 17, “Segments.”

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) that were accounted for at fair value as of September 30, 2022 and December 31, 2021.

	Fair Value as of September 30, 2022
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$0.1	$—	$0.1	Other current assets
Current Liabilities:
FX Forward Contracts	—	4.5	—	4.5	Accounts payable and accrued expenses

	Fair Value as of December 31, 2021
	Level 1	Level 2	Level 3	Total	Recognized Location
FX Forward Contracts	$—	$0.3	$—	$0.3	Accounts payable and accrued expenses

The fair value of the senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was $276.8 million as of September 30, 2022. Refer to Note 11, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's asset-based revolving credit facility, approximate fair value, without being discounted as of September 30, 2022 and December 31, 2021, due to the short-term nature of these instruments.

FX Forward Contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2. Refer to Note 5, “Derivative Financial Instruments” for additional information.

5. Derivative Financial Instruments

The Company’s risk management objective is to ensure that business exposures to risks are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures. Operating decisions consider these associated risks and, whenever possible, transactions are structured to avoid or mitigate these risks.

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive loss ("AOCI"). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the three and nine months ended September 30, 2022 and 2021, respectively.

The Company had FX Forward Contracts with aggregate notional amounts of $55.9 million and $11.3 million in U.S. dollar equivalent as of September 30, 2022 and December 31, 2021, respectively. The aggregate notional amount outstanding as of September 30, 2022 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. As of September 30, 2022 and December 31, 2021, the net fair value of these contracts was a net short-term liability of $4.4 million and $0.3 million, respectively. There were $3.1 million and zero of unrealized gains (losses), net of income tax, recorded in AOCI as of September 30, 2022 and December 31, 2021, respectively.

The net gain (loss) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized Location	2022	2021	2022	2021
Designated	Cost of sales	$(2.7)	$(0.3)	$(4.3)	$(0.2)
Non-designated	Other income (expense) - net	$2.8	$—	$4.8	$(0.4)

6. Inventories

The components of inventories as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
Raw materials	$162.3	$157.4
Work-in-process	177.1	140.4
Finished goods	332.8	279.0
Total inventories - net	$672.2	$576.8

7. Notes Receivable

The Company's notes receivable balances are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other non-current assets in the Condensed Consolidated Balance Sheets. During the nine months ended September 30, 2022, the Company recorded income of $4.8 million in engineering, selling and administrative expenses in the Condensed Consolidated Statements of Operations to recognize the partial recovery of the previously written off long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture. As of September 30, 2022, the Company had current and long-term notes receivable in the amounts of $11.3 million and $2.4 million, respectively. As of December 31, 2021, the Company had current and long-term notes receivable in the amounts of $16.7 million and $5.2 million, respectively.

8. Property, Plant and Equipment

The components of property, plant and equipment as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
Land	$17.6	$19.4
Building and improvements	190.3	203.4
Machinery, equipment and tooling	284.2	298.9
Furniture and fixtures	13.4	14.5
Computer hardware and software	126.7	125.6
Rental cranes	140.1	144.2
Construction in progress	10.3	15.1
Total cost	782.6	821.1
Less accumulated depreciation	(469.7)	(462.3)
Property, plant and equipment — net	$312.9	$358.8

Property, plant and equipment are depreciated over the asset’s estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Assets Held for Sale

As of September 30, 2022 and December 31, 2021, the Company had $2.7 million and $3.1 million, respectively, classified as other current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, assets held for sale primarily related to a manufacturing building and land in Fanzeres, Portugal.

Asset Impairment

During the three months ended September 30, 2021, the Company recorded an asset impairment of $1.9 million to write-down the value of one of the Company's Brazilian entities to its expected sale price.

9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of September 30, 2022 and December 31, 2021 are summarized as follows:

	Americas - Manufacturing	Americas - Distribution	MEAP	Consolidated
Balance as of January 1, 2021	$166.5	$—	$68.6	$235.1
Foreign currency impact	—	—	(0.5)	(0.5)
Acquisitions	—	15.1	—	15.1
Balance as of December 31, 2021	166.5	15.1	68.1	249.7
Foreign currency impact	—	—	(3.8)	(3.8)
Purchase accounting adjustments	—	(0.7)	—	(0.7)
Balance as of September 30, 2022	$166.5	$14.4	$64.3	$245.2

As of September 30, 2022, the Company recorded goodwill of $6.6 million and $7.8 million from the acquisitions of Aspen and the crane business of H&E, respectively. Management determined the goodwill represents the assembled workforce and synergies between the acquired companies and Manitowoc that are not individually identified and separately recognized. The total goodwill related to the acquisitions is deductible for tax purposes over 15 years. Refer to Note 2, "Business Combinations," for additional information.

The Company performs its annual goodwill impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has been monitoring macroeconomic conditions such as ongoing supply chain constraints, inflation and rising interest rates. In addition, the Company has experienced a decline in its equity market capitalization which, as of September 30, 2022, was lower than its book value. The Company assessed these and other qualitative factors as outlined in Accounting Standards Codification ("ASC") 350-20-35-3C and determined no triggering events for potential impairment were identified as of September 30, 2022 that would indicate it is more likely than not goodwill is impaired. However, there could be an impairment charge if there is an unfavorable change to forecasted future cash flows as a result of deteriorating macroeconomic conditions, the Company's equity market capitalization remains low for a prolonged period or it further declines. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that goodwill might be impaired.

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$26.6	$(9.7)	$16.9	$27.0	$(9.0)	$18.0
Patents	27.3	(26.8)	0.5	29.7	(29.1)	0.6
Noncompetition agreements	4.2	(1.0)	3.2	4.2	(0.4)	3.8
Trademarks and tradenames	2.2	(0.5)	1.7	2.2	(0.1)	2.1
Other intangibles	0.7	(0.5)	0.2	0.6	(0.2)	0.4
Total	61.0	(38.5)	22.5	63.7	(38.8)	24.9
Indefinite lived intangible assets:
Trademarks and tradenames	88.0	—	88.0	95.9	—	95.9
Distribution network	17.2	—	17.2	18.8	—	18.8
Total	105.2	—	105.2	114.7	—	114.7
Total other intangible assets	$166.2	$(38.5)	$127.7	$178.4	$(38.8)	$139.6

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended September 30, 2022 and 2021 was $0.8 million and $0.5 million, respectively. Amortization expense for the nine months ended September 30, 2022 and 2021 was $2.4 million and $0.7 million, respectively.

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

As a result of the acquisition of the crane business of H&E during the year ending December 31, 2021, intangible assets of $15.1 million for customer relationships and $3.8 million for a noncompetition agreement were acquired. The useful life for each intangible asset class is 12 years and 5 years for the customer relationships and the noncompetition agreement, respectively. The weighted average useful life for the acquired intangibles assets is 9.4 years. The fair value of identifiable intangible assets has been determined using the income approach which involves significant unobservable inputs.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event as of September 30, 2022.

The Company performs its annual indefinite lived intangible assets testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company has been monitoring macroeconomic conditions such as ongoing supply chain constraints, inflation and rising interest rates. The Company assessed these and other qualitative factors as outlined in ASC 350-30-35-18B and determined no triggering events for potential impairments were identified as of September 30, 2022 that would indicate it is more likely than not indefinite lived intangible assets were impaired. However, there could be an impairment charge if there is an unfavorable change to forecasted future cash flows as a result of deteriorating macroeconomic conditions. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that indefinite lived intangible assets might be impaired.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022	December 31, 2021
Trade accounts payable	$250.9	$238.8
Employee-related expenses	43.8	51.9
Accrued vacation	21.4	22.2
Miscellaneous accrued expenses	109.3	100.5
Total accounts payable and accrued expenses	$425.4	$413.4

11. Debt

Outstanding debt as of September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022	December 31, 2021
Borrowings under senior secured asset based revolving credit facility	$104.0	$100.0
Senior secured second lien notes due 2026	300.0	300.0
Other	10.4	10.3
Deferred financing costs	(2.5)	(3.1)
Total debt	411.9	407.2
Short-term borrowings and current portion of long-term debt	(8.3)	(7.3)
Long-term debt	$403.6	$399.9

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

On June 17, 2021, the Company amended the ABL Credit Agreement to adjust certain negative covenants which reduces restrictions on the Company's ability to expand its rental business. On May 19, 2022, the Company further amended the ABL Credit Agreement to (i) extend the maturity date to May 19, 2027 (subject to a springing maturity date of December 30, 2025 if the 2026 Notes have not been repaid in full or refinanced prior to December 30, 2025), (ii) permit the inclusion, subject to certain limitations, of the crane rental assets of certain subsidiaries in the borrowing base used to calculate availability under the ABL Credit Agreement, (iii) permit separate financing of crane rental assets not included in the borrowing base and (iv) replace U.S. dollar London Inter-bank Offered Rate with interest rates based on the secured overnight financing rate plus a credit spread adjustment (“SOFR”).

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

As of September 30, 2022 and December 31, 2021, the Company had borrowings on the ABL Revolving Credit Facility of $104.0 million and $100.0 million, respectively. As of September 30, 2022, the spreads for SOFR and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of $168.0 million, which represents revolver borrowing capacity of $275.0 million less U.S. letters of credit outstanding of $3.0 million and $104.0 million in borrowings.

As of September 30, 2022, the Company had other indebtedness outstanding of $10.4 million that had a weighted-average interest rate of approximately 3.5%. This debt includes balances on local credit lines and other financing arrangements.

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

As of September 30, 2022, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with maximum availability of €55.0 million and one U.S. accounts receivable financing program with maximum availability of $27.0 million. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with ASC 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit and can sell additional receivables as previously sold receivables are collected.

For the three and nine months ended September 30, 2022, cash proceeds from the factoring of accounts receivable qualifying as sales were $60.4 million and $164.0 million, respectively. For the three and nine months ended September 30, 2021, cash proceeds from the factoring of accounts receivable qualifying as sales were $48.1 million and $159.1 million, respectively.

Financing charges associated with the factoring of receivables qualifying as sales are included in interest expense in the Condensed Consolidated Statements of Operations. Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three and nine months ended September 30, 2022 and 2021 were immaterial.

13. Income Taxes

The Company’s income before income taxes include income from both U.S. and foreign jurisdictions. The annual effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates. In addition, tax expense is impacted by losses in both the U.S. and foreign jurisdictions where no tax benefit can be realized.

For the three months ended September 30, 2022 and 2021, the Company recorded a benefit for income taxes of $0.3 million and $0.9 million, respectively. The year-over-year decrease in the Company’s benefit for income taxes for the three months ended September 30, 2022, primarily relates to a non-recurring discrete tax benefit recorded in 2021 for a refund of foreign income taxes from a prior year, partially offset by the jurisdictional mix of current year-to-date income. For the nine months ended September 30, 2022 and 2021, the Company recorded a benefit for income taxes of $0.9 million and a provision for income taxes of $7.3 million, respectively. The year-over-year increase in benefit for income taxes for the nine months ended September 30, 2022, was primarily driven by the release of a $12.1 million uncertain tax position, inclusive of $1.2 million of interest, related to U.S. Federal tax planning strategies implemented as a result of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”).

The Company’s unrecognized tax benefits, excluding interest and penalties, was $7.5 million and $18.4 million as of September 30, 2022 and December 31, 2021, respectively. The decrease of $10.9 million is primarily attributable to the release of a $10.9 million uncertain tax position related to U.S. Federal tax planning strategies implemented as a result of the CARES Act during the nine months ended September 30, 2022.

14. Net Income (Loss) Per Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic weighted average common shares outstanding	35,181,262	35,029,175	35,199,221	34,914,989
Effect of dilutive securities - equity compensation awards	192,932	—	271,080	640,088
Diluted weighted average common shares outstanding	35,374,194	35,029,175	35,470,301	35,555,077

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 1,183,503 and 988,832 common shares were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2022, respectively. Anti-dilutive equity instruments of 386,178 common shares were excluded from the diluted weighted average common shares outstanding for the nine months ended September 30, 2021. Due to the net loss incurred during the three months ended September 30, 2021, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the diluted net income (loss) per share calculations for those periods.

No cash dividends were declared or paid during the three and nine months ended September 30, 2022 and 2021.

15. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of September 30, 2022, the Company has authorization from the Board of Directors to purchase up to $30.0 million of the Company’s common stock at management’s discretion. During the nine months ended September 30, 2022, the Company repurchased 150,000 shares of the Company's common stock for $1.9 million under this authorization. As of September 30, 2022, the Company had $8.7 million remaining under this authorization.

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the three months ended September 30, 2022 and 2021 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of June 30, 2021	$(0.2)	$(49.7)	$(59.6)	$(109.5)
Other comprehensive loss before reclassifications	(0.8)	(0.8)	(8.3)	(9.9)
Amounts reclassified from accumulated other comprehensive loss	0.3	0.5	—	0.8
Net other comprehensive loss	(0.5)	(0.3)	(8.3)	(9.1)
Balance as of September 30, 2021	$(0.7)	$(50.0)	$(67.9)	$(118.6)

Balance as of June 30, 2022	$(2.3)	$(32.7)	$(96.1)	$(131.1)
Other comprehensive loss before reclassifications	(3.5)	(0.2)	(25.6)	(29.3)
Amounts reclassified from accumulated other comprehensive loss	2.7	0.5	—	3.2
Net other comprehensive income (loss)	(0.8)	0.3	(25.6)	(26.1)
Balance as of September 30, 2022	$(3.1)	$(32.4)	$(121.7)	$(157.2)

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the nine months ended September 30, 2022 and 2021 are summarized as follows:

	Gains and Losses on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2020	$—	$(47.9)	$(49.6)	$(97.5)
Other comprehensive loss before reclassifications	(0.9)	(3.6)	(18.3)	(22.8)
Amounts reclassified from accumulated other comprehensive loss	0.2	1.5	—	1.7
Net other comprehensive loss	(0.7)	(2.1)	(18.3)	(21.1)
Balance as of September 30, 2021	$(0.7)	$(50.0)	$(67.9)	$(118.6)

Balance as of December 31, 2021	$—	$(32.3)	$(70.1)	$(102.4)
Other comprehensive loss before reclassifications	(7.4)	(1.4)	(51.6)	(60.4)
Amounts reclassified from accumulated other comprehensive loss	4.3	1.3	—	5.6
Net other comprehensive loss	(3.1)	(0.1)	(51.6)	(54.8)
Balance as of September 30, 2022	$(3.1)	$(32.4)	$(121.7)	$(157.2)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021		Recognized Location
Losses on cash flow hedges
FX Forward Contracts	$(2.7)	$(0.3)	$(4.3)	$(0.2)		Cost of sales
Total before income taxes	(2.7)	(0.3)	(4.3)	(0.2)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$(2.7)	$(0.3)	$(4.3)	$(0.2)
Amortization of pension and postretirement items
Actuarial losses	$(0.8)	$(1.2)	$(2.3)	$(3.6)	(a)	Other income (expense) - net
Amortization of prior service cost	0.3	0.7	1.0	2.1	(a)	Other income (expense) - net
Total before income taxes	(0.5)	(0.5)	(1.3)	(1.5)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$(0.5)	$(0.5)	$(1.3)	$(1.5)

Total reclassifications for the period, net of income taxes	$(3.2)	$(0.8)	$(5.6)	$(1.7)

(a)
These accumulated other comprehensive loss components are components of net periodic pension cost (refer to Note 20, “Employee Benefit Plans,” for additional information).

16. Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2022 is included in the Company’s 2021 Annual Report on Form 10-K. The total number of shares of the Company’s common stock available for awards under the Company’s 2013 Omnibus Incentive Plan is 7,477,395 shares. The total number of shares of the Company’s common stock available for issuance as of September 30, 2022 is 3,918,624 shares.

During the three months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense of $1.5 million and $1.6 million, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation of $5.6 million and $6.4 million, respectively. The Company reports stock-based compensation expense within engineering, selling and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 Omnibus Incentive Plan.

During the three months ended September 30, 2022 and 2021, 13,476 and 22,581 restricted stock units were granted to employees, respectively. A total of 356,388 and 340,305 restricted stock units, respectively, were granted to employees during the nine months ended September 30, 2022 and 2021. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date.

During the three months ended September 30, 2022 and 2021, no performance shares were granted to employees. During the nine months ended September 30, 2022 and 2021, 198,334 and 203,697 performance shares were granted to employees, respectively. Performance shares vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year. The performance goals for the performance share units granted in 2022 are weighted 60% on the 3-year average of the Company’s adjusted EBITDA percentage from 2022 to 2024 and 40% on non-new machine sales for the year ending December 31, 2024. The Company defines non-new machine sales as parts sales, used crane sales, rental revenue, service revenue and other revenue. The 2022 performance share units include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

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

No equity compensation awards were granted to non-employee directors during the three months ended September 30, 2022 and 2021. A total of 56,640 and 56,672 equity compensation awards were granted to non-employee directors during the nine months ended September 30, 2022 and 2021, respectively. The 2022 and 2021 non-employee director equity compensation awards vested immediately upon the grant date.

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

The CODM evaluates the performance of its reportable segments based on net sales and operating income. Segment net sales are recognized in the geographic region the product is sold. Operating income for each segment includes net sales to third parties, cost of sales directly attributable to the segment, and operating expenses directly attributable to the segment. Manufacturing variances generated within each operating segment are maintained in each segment’s operating income. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as stock-based compensation expense, income taxes, nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany sales between segments for management reporting purposes. The Company aggregates certain of its operating segments into reportable segments. The CODM does not evaluate performance of the reportable segments based on total assets.

The following table shows information by reportable segment for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Sales
Americas	$238.5	$190.6	$680.6	$516.0
EURAF	160.3	150.0	548.5	485.3
MEAP	55.9	63.9	181.8	221.1
Total	$454.7	$404.5	$1,410.9	$1,222.4
Segment Operating Income (Loss)
Americas	$22.2	$15.3	$46.4	$44.2
EURAF	(14.2)	(5.4)	(2.2)	6.6
MEAP	7.5	6.5	28.6	23.1
Total	$15.5	$16.4	$72.8	$73.9
Depreciation
Americas	$8.6	$3.6	$27.6	$10.9
EURAF	4.8	4.9	14.8	14.8
MEAP	0.4	0.6	1.7	1.6
Corporate	0.7	0.7	2.1	2.2
Total	$14.5	$9.8	$46.2	$29.5
Capital Expenditures
Americas	$8.1	$2.9	$13.3	$5.8
EURAF	6.5	3.7	16.9	15.4
MEAP	0.4	0.3	1.6	1.0
Corporate	—	—	—	0.1
Total	$15.0	$6.9	$31.8	$22.3

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment operating income	$15.5	$16.4	$72.8	$73.9
Unallocated corporate expenses	(7.9)	(9.1)	(29.3)	(29.2)
Total operating income	$7.6	$7.3	$43.5	$44.7

Net sales by geographic area for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$218.8	$158.7	$610.0	$445.2
Europe	157.7	147.4	532.8	472.3
Other	78.2	98.4	268.1	304.9
Total net sales	$454.7	$404.5	$1,410.9	$1,222.4

New machine and non-new machine sales for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
New machine sales	$327.1	$304.2	$1,014.8	$898.6
Non-new machine sales	127.6	100.3	396.1	323.8
Total net sales	$454.7	$404.5	$1,410.9	$1,222.4

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

As of September 30, 2022, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of September 30, 2022, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims for cranes manufactured in the United States.

Product liability reserves, recorded within other liabilities in the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 were $9.1 million and $9.0 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of September 30, 2022 and December 31, 2021, the Company had reserves of $56.6 million and $60.2 million, respectively, for warranty and claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve legal matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. Refer to Note 19, “Guarantees,” for further information.

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

The total recorded estimated liability in the Company’s Condensed Consolidated Balance Sheets is $14.9 million, as of September 30, 2022 and December 31, 2021. Other than the foregoing, the Company is unable to provide further meaningful quantification as to the final resolution of these matters. However, the Company calculated the statutory maximum penalties under the Clean Air Act to be approximately $174.0 million. The Company believes it has strong legal and factual defenses and will vigorously defend any allegations of noncompliance and the factors that could apply in the assessment of any civil penalty. Final resolution of these matters may have a material impact on the Company’s financial condition, results of operations or cash flows.

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of September 30, 2022 and December 31, 2021 was $26.3 million and $31.0 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of September 30, 2022 and December 31, 2021 was $40.0 million and $36.4 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $13.8 million and $15.8 million as of September 30, 2022 and December 31, 2021, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranty, the Company may be obligated, at its expense, to correct any defect by repairing or replacing such defective products. The Company provides for an estimate of costs that may be incurred under its standard warranty period at the time product revenue is recognized. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liability include the number of units shipped and historical and anticipated warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts as necessary. The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of September 30, 2022 and December 31, 2021 was $6.3 million and $7.0 million. Below is a table summarizing the warranty activity for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$57.2	$59.5	$60.2	$63.2
Accruals for warranties issued during the period	8.5	5.9	20.3	19.3
Settlements made (in cash or in kind) during the period	(7.3)	(7.9)	(20.1)	(24.1)
Currency translation	(1.8)	(0.4)	(3.8)	(1.3)
Balance at end of period	$56.6	$57.1	$56.6	$57.1

Included in the warranty balance as of September 30, 2022 and December 31, 2021 is $8.5 million and $11.2 million, respectively, of long-term warranty which is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The components of net periodic benefit cost (income) for the three and nine months ended September 30, 2022 and 2021 are summarized as follows:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.4	$—	$—	$0.5	$—
Interest cost of projected benefit obligations	0.8	0.5	—	0.8	0.4	—
Expected return on plan assets	(1.3)	(0.4)	—	(1.2)	(0.3)	—
Amortization of prior service cost	—	—	(0.3)	—	—	(0.7)
Amortization of actuarial net (gain) loss	0.5	0.4	(0.1)	0.8	0.4	—
Net periodic benefit cost (income)	$—	$0.9	$(0.4)	$0.4	$1.0	$(0.7)

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$1.3	$0.1	$—	$1.7	$0.1
Interest cost of projected benefit obligations	2.4	1.2	0.1	2.2	1.0	0.1
Expected return on plan assets	(3.9)	(1.0)	—	(3.6)	(0.8)	—
Amortization of prior service cost	—	—	(1.0)	—	—	(2.1)
Amortization of actuarial net (gain) loss	1.5	1.2	(0.4)	2.4	1.4	(0.2)
Net periodic benefit cost (income)	$—	$2.7	$(1.2)	$1.0	$3.3	$(2.1)

The components of net periodic benefit cost (income) other than the service cost component are included in other income (expense) - net in the Condensed Consolidated Statements of Operations.

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

Current Events

Inflation

The Company was negatively impacted by continued inflationary pressures mainly related to wages, logistics, energy and component costs for the three and nine months ended September 30, 2022. In response, the Company has implemented price increases and provisional pricing strategies to offset inflationary pressures and continues to actively monitor costs. There is a delay, however, in the realization of pricing due to longer lead times of orders in the backlog, exacerbated by delays in shipments. Continuing or worsening inflation may have a material adverse impact on the Company's financial condition, results of operations or cash flows.

Supply Chain, Labor and Logistics Challenges

Supply chain, labor and logistics challenges have impacted the Company's ability to source parts and complete units, which negatively impacted the Company’s results of operations and cash flows for the three and nine months ended September 30, 2022. The Company estimates that approximately $45.0 million in net sales shifted to future periods for the three months ended September 30, 2022, as a result of these challenges. Global supply chain and logistics challenges have also impacted end market customers, particularly in the European construction industry, where postponement of certain construction projects occurred during the second and third quarter of 2022. The Company continues to actively manage these challenges through alternative sourcing of parts and adapting production to limit waste and inefficiencies in the facilities. Continuing or worsening supply chain, labor and logistics challenges may have a material adverse impact on the Company's financial condition, results of operations or cash flows.

Conflict in Ukraine

Russia’s invasion and the related economic sanctions by Western governments on Russia have resulted in volatile raw material, component and energy costs in Europe, exacerbating the inflation situation. In addition, the related sanctions have created uncertainty in Europe as it relates to the supply of oil and natural gas. The Company has contracted pricing for natural gas and electricity for the majority of its European manufacturing locations through 2024. Additionally, the Company has invested in solar panels in Portugal and Italy to help offset rising energy costs. Any potential rationing of natural gas may have an adverse impact to the Company's ability to manufacture products. Further, ongoing economic sanctions targeting Russia may disrupt the Company’s supply chain and impact access to certain materials which may have a material adverse impact on the Company’s financial condition, results of operations or cash flows. Additionally, the conflict has also heightened the threat of cybersecurity attacks. In response, the Company has increased monitoring of such threats and continues to take steps to enhance the security of its systems.

In the second quarter of 2022, the Company began to curtail its operations in Russia due to the ongoing conflict in Ukraine. The Company’s operations in Russia accounted for less than two percent of consolidated net sales in 2021 and were primarily limited to sales and aftermarket support with less than twenty employees. As part of the curtailment, the Company cancelled $21.0 million of orders in Russia and stopped taking new orders. The Company estimates future charges between $5.0 million and $15.0 million will be incurred throughout the curtailment process. The amount of estimated charges could materially differ from this range based on factors such as regulatory changes, additional sanctions or changes in foreign currency exchange rates.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company’s reportable operating segments consist of the Americas, EURAF and MEAP. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	Dollar Change	Percentage Change	2022	2021	Dollar Change	Percentage Change
Net Sales
Americas	$238.5	$190.6	$47.9	25.1%	$680.6	$516.0	$164.6	31.9%
EURAF	160.3	150.0	10.3	6.9%	548.5	485.3	63.2	13.0%
MEAP	55.9	63.9	(8.0)	(12.5)%	181.8	221.1	(39.3)	(17.8)%

Segment Operating Income (Loss)
Americas	$22.2	$15.3	$6.9	45.1%	$46.4	$44.2	$2.2	5.0%
EURAF	(14.2)	(5.4)	(8.8)	*	(2.2)	6.6	(8.8)	*
MEAP	7.5	6.5	1.0	15.4%	28.6	23.1	5.5	23.8%

Americas

Americas net sales increased 25.1% for the three months ended September 30, 2022 to $238.5 million from $190.6 million for the three months ended September 30, 2021. The increase was primarily attributable to higher non-new machine sales, inclusive of the acquisitions, and pricing actions. While backlog was higher entering the quarter, supply chain constraints impacted the Company's ability to produce and ship certain products.

Americas operating income increased $6.9 million for the three months ended September 30, 2022 to $22.2 million from $15.3 million for the three months ended September 30, 2021. The increase was primarily attributable to higher net sales, partially offset by higher material and transportation costs.

Americas net sales increased 31.9% for the nine months ended September 30, 2022 to $680.6 million from $516.0 million for the nine months ended September 30, 2021. The increase was primarily attributable to higher new machine and non-new machine sales, inclusive of the acquisitions, and pricing actions. While backlog was higher entering the year, supply chain constraints impacted the Company's ability to produce and ship certain products.

Americas operating income increased $2.2 million for the nine months ended September 30, 2022 to $46.4 million from $44.2 million for the nine months ended September 30, 2021. The increase was primarily attributable to higher net sales, partially offset by higher material and transportation costs.

EURAF

EURAF net sales increased 6.9% for the three months ended September 30, 2022 to $160.3 million from $150.0 million for the three months ended September 30, 2021. The increase was primarily attributable to higher new machine sales and pricing actions. While backlog was higher entering the quarter, supply chain constraints have continued to impact the Company's ability to produce and ship certain products. EURAF net sales was unfavorably impacted by $27.1 million from changes in foreign currency exchange rates.

EURAF operating loss increased $8.8 million for the three months ended September 30, 2022 to $14.2 million from $5.4 million for the three months ended September 30, 2021. The increase was primarily attributable to higher material and transportation costs and unfavorable absorption of overhead costs due to inefficiencies from the supply chain constraints. Operating loss was favorably impacted by $2.3 million from changes in foreign currency exchange rates.

EURAF net sales increased 13.0% for the nine months ended September 30, 2022 to $548.5 million from $485.3 million for the nine months ended September 30, 2021. The increase was primarily attributable to higher new machine sales and pricing actions. While backlog was higher entering the year, supply chain constraints impacted the Company's ability to produce and ship certain products. EURAF net sales was unfavorably impacted by $64.2 million from changes in foreign currency exchange rates.

EURAF operating income (loss) decreased $8.8 million for the nine months ended September 30, 2022 to a loss of $2.2 million from income of $6.6 million. The decrease was primarily attributable to higher material and transportation costs and unfavorable absorption of overhead costs due to inefficiencies from the supply chain constraints. Operating income (loss) was favorably impacted by $0.7 million from changes in foreign currency exchange rates.

MEAP

MEAP net sales decreased 12.5% for the three months ended September 30, 2022 to $55.9 million from $63.9 million for the three months ended September 30, 2021. The decrease was primarily attributable to lower new machine sales, partially offset by pricing actions. MEAP net sales was unfavorably impacted by $4.5 million from changes in foreign currency exchange rates.

MEAP operating income increased $1.0 million for the three months ended September 30, 2022 to $7.5 million from $6.5 million for the three months ended September 30, 2021. The increase was primarily attributable to realization of pricing in net sales, partially offset by lower new machine sales. Operating income was unfavorably impacted by $0.7 million from changes in foreign currency exchange rates.

MEAP net sales decreased 17.8% for the nine months ended September 30, 2022 to $181.8 million from $221.1 million for the nine months ended September 30, 2021. The decrease was primarily attributable to lower new machine sales, partially offset by pricing actions. MEAP net sales was unfavorably impacted by $11.3 million from changes in foreign currency exchange rates.

MEAP operating income increased $5.5 million for the nine months ended September 30, 2022 to $28.6 million from $23.1 million for the nine months ended September 30, 2021. The increase was primarily attributable to lower engineering, selling and administrative expenses as a result of $3.6 million of higher prior year expense due to a write-off of a long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture, $4.8 million of benefit in the current year from the partial recovery of the previously written-off long-term note receivable and realization of pricing in net sales. This was partially offset by lower new machine sales. Operating income was unfavorably impacted by $1.7 million from changes in foreign currency exchange rates.

Results of Operations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Orders	$472.0	$540.6	(12.7)%	$1,387.6	$1,551.4	(10.6)%
Backlog	943.4	890.6	5.9%	943.4	890.6	5.9%
Net sales	454.7	404.5	12.4%	1,410.9	1,222.4	15.4%
Gross profit	74.3	69.0	7.7%	248.0	227.8	8.9%
Gross profit %	16.3%	17.1%		17.6%	18.6%
Engineering, selling and administrative expenses	65.8	59.7	10.2%	201.6	181.0	11.4%
Asset impairment expense	—	1.9	*	—	1.9	*
Interest expense	8.0	7.1	12.7%	23.3	21.5	8.4%
Other income (expense) - net	2.7	(0.9)	*	0.4	(0.2)	*
Provision (benefit) for income taxes	(0.3)	(0.9)	*	(0.9)	7.3	*
*Measure not meaningful

Orders and Backlog

Backlog represents the dollar value of orders which are expected to be recognized in net sales in the future. Orders are included in backlog when an executed binding contract has been received but has not been recognized in net sales. Orders and backlog are not measures defined by accounting principles generally accepted in the United States of America (“GAAP”) and our methodology for determining orders and backlog may vary from the methodology used by other companies. Management uses orders and backlog for capacity and resource planning purposes. We believe this information is useful to investors to provide an indication of our future revenues.

Orders for the three months ended September 30, 2022 decreased 12.7% to $472.0 million from $540.6 million for the same period in 2021. The decrease in orders was primarily attributable to softening demand in the EURAF and MEAP segments as a result of macroeconomic conditions and geopolitical uncertainty. This was partially offset by an increase in demand in the Americas segment. Orders were unfavorably impacted by $24.4 million from changes in foreign currency exchange rates.

Orders for the nine months ended September 30, 2022 decreased 10.6% to $1,387.6 million from $1,551.4 million for the same period in 2021. The decrease in orders was primarily attributable to softening demand in the EURAF and MEAP segments as a result of macroeconomic conditions and geopolitical uncertainty. This was partially offset by an increase in demand in the Americas segment. In addition, the Company cancelled $21.0 million of orders in Russia, which were included in backlog as of

December 31, 2021, due to Russia's invasion of Ukraine. Orders were unfavorably impacted by $61.6 million from changes in foreign currency exchange rates.

As of September 30, 2022, total backlog was $943.4 million, a 6.7% decrease from the December 31, 2021 backlog of $1,010.9 million, and a 5.9% increase from the September 30, 2021 backlog of $890.6 million. The decrease in backlog from December 31, 2021, was primarily attributable to lower orders due to softening demand in the EURAF and MEAP segments. This was partially offset by an increase in demand in the Americas segment and continued delays in shipments due to supply chain constraints. Backlog was unfavorably impacted from changes in foreign currency exchange rates by $58.3 million and $65.7 million from December 31, 2021 and September 30, 2021, respectively.

Net Sales

Net sales for the three months ended September 30, 2022 increased 12.4% to $454.7 million from $404.5 million in the same period in 2021. The increase was primarily attributable to higher new machine sales in the EURAF segment, pricing actions and higher non-new machine sales in the Americas segment, inclusive of the acquisitions. While the higher backlog entering the quarter contributed to the increase in sales, this was partially offset by supply chain constraints impacting the Company's ability to produce and ship certain products. The acquisitions contributed to the increase in net sales by $47.0 million. Net sales was unfavorably impacted by $31.6 million from changes in foreign currency exchange rates.

Net sales for the nine months ended September 30, 2022 increased 15.4% to $1,410.9 million from $1,222.4 million for the same period in 2021. The increase was primarily attributable to higher new machine sales in the Americas and EURAF segments, pricing actions and higher non-new machine sales in the Americas segment, inclusive of the acquisitions. While the higher backlog entering the year contributed to the increase in sales, this was partially offset by supply chain constraints impacted the Company's ability to produce and ship certain products. The acquisitions contributed to the increase in net sales by $129.1 million. Net sales was unfavorably impacted by $75.3 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended September 30, 2022 was $74.3 million, an increase of $5.3 million compared to $69.0 million for the same period in 2021. The increase was primarily attributable to higher net sales, partially offset by higher material and transportation costs. Gross profit was unfavorably impacted by $2.8 million from changes in foreign currency exchange rates.

Gross profit percentage decreased in the three months ended September 30, 2022 to 16.3% from 17.1% for the same period in 2021 primarily due to increases in material and transportation costs and unfavorable absorption of overhead costs due to inefficiencies from the supply chain constraints.

Gross profit for the nine months ended September 30, 2022 was $248.0 million, an increase of $20.2 million compared to $227.8 million for the same period in 2021. The increase was primarily attributable to higher net sales, partially offset by higher material and transportation costs and unfavorable absorption of overhead costs due to inefficiencies from the supply chain constraints. Gross profit was unfavorably impacted by $11.0 million from changes in foreign currency exchange rates.

Gross profit percentage decreased during the nine months ended September 30, 2022 to 17.6% from 18.6% for the same period in 2021 primarily due to increases in material and transportation costs.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses increased 10.2% to $65.8 million for the three months ended September 30, 2022 compared to $59.7 million for the same period in 2021. The increase was primarily attributable to the acquisitions which accounted for incremental costs of $10.5 million, partially offset by lower short-term incentive compensation costs and other employee related costs. Engineering, selling and administrative expenses were favorably impacted by $4.5 million from changes in foreign currency exchange rates.

Engineering, selling and administrative expenses increased 11.4% to $201.6 million for the nine months ended September 30, 2022 compared to $181.0 million for the same period in 2021. The increase was primarily attributable to the acquisitions which accounted for incremental costs of $32.6 million and higher employee related costs. This was partially offset by $3.6 million of higher prior year expense due to a write-off of a long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture, $4.8 million of benefit in the current year from the partial recovery of the previously written-off long-term note receivable, lower stock-based compensation expense of $0.8 million and lower short-term incentive compensation costs. Engineering, selling and administrative expenses were favorably impacted by $10.3 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended September 30, 2022 was $8.0 million compared to $7.1 million for the three months ended September 30, 2021. The increase in interest expense is due to higher outstanding balances of variable interest rate debt.

Interest expense for the nine months ended September 30, 2022 was $23.3 million compared to $21.5 million for the nine months ended September 30, 2021. The increase in interest expense is due to higher outstanding balances of variable interest rate debt. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Other Income (Expense) - Net

Other income (expense) - net was $2.7 million of income during the three months ended September 30, 2022 and $0.9 million of expense for the same period in 2021. Other income (expense) – net during the three months ended September 30, 2022 was primarily composed of $3.1 million of net foreign currency gains, partially offset by a $0.2 million loss on disposal of property, plant and equipment. Other income (expense) – net during the three months ended September 30, 2021 was primarily composed of $0.6 million of net foreign currency loss and $0.2 million of pension benefit and postretirement health costs.

Other income (expense) - net was $0.4 million of income during the nine months ended September 30, 2022 and $0.2 million of expense for the same period in 2021. Other income (expense) – net during the nine months ended September 30, 2022 was primarily composed of a $0.9 million gain on disposal of property, plant and equipment and $0.1 million of net foreign currency gains, partially offset by $0.5 million charge related to non-capitalizable one-time legal and debt related costs. Other income (expense) – net during the nine months ended September 30, 2021 was primarily composed of $0.5 million of pension benefit and postretirement health costs and $0.6 million of costs associated with a legal matter, partially offset by $0.8 million of net foreign currency gains.

Provision (Benefit) for Income Taxes

For the three months ended September 30, 2022 and 2021, the Company recorded a benefit for income taxes of $0.3 million and $0.9 million, respectively. The year-over-year decrease in the Company’s benefit for income taxes for the three months ended September 30, 2022, primarily relates to a non-recurring discrete tax benefit recorded in 2021 for a refund of foreign income taxes from a prior year, partially offset by the jurisdictional mix of current year-to-date income. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

For the nine months ended September 30, 2022 and 2021, the Company recorded a benefit for income taxes of $0.9 million and a provision for income taxes of $7.3 million, respectively. The year-over-year increase in the Company's benefit for income taxes for the nine months ended September 30, 2022, primarily relates to the release of a $12.1 million uncertain tax position, inclusive of $1.2 million of interest, related to U.S. Federal tax planning strategies implemented as a result of the CARES Act. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Dollar Change
Net cash provided by (used for) operating activities	$(0.5)	$68.1	$(68.6)
Net cash used for investing activities	(28.0)	(73.1)	45.1
Net cash provided by (used for) financing activities	(3.7)	102.4	(106.1)
Cash and cash equivalents	42.6	222.3	(179.7)

Cash Flows From Operating Activities

Net cash used for operating activities of $0.5 million for the nine months ended September 30, 2022 decreased $68.6 million from net cash provided by operating activities of $68.1 million for the nine months ended September 30, 2021. The decrease in net cash provided by operating activities was due to higher inventory as a result of elevated demand and supply chain constraints that have impacted completion and shipment of orders throughout the year. The higher inventory was partially offset by higher accounts payable due to elevated demand and higher net income adjusted for non-cash items such as higher depreciation due to the acquisitions and higher unrealized foreign currency losses due to the strengthening of the U.S. dollar. These non-cash items were partially offset by a one-time non-cash tax benefit from the release of an uncertain tax position in the U.S.

Cash Flows From Investing Activities

Net cash used for investing activities of $28.0 million for the nine months ended September 30, 2022 decreased $45.1 million from $73.1 million for the nine months ended September 30, 2021. The decrease in net cash used for investing activities was primarily due to $50.9 million of cash paid for the acquisition of Aspen in the prior year and a $2.3 million cash receipt related to the finalization of the purchase price for the acquisition of the crane business of H&E in the second quarter of 2022, partially offset by higher capital expenditures compared to the prior year.

Cash Flows From Financing Activities

Net cash used for financing activities of $3.7 million for the nine months ended September 30, 2022 decreased $106.1 million from net cash provided by financing activities of $102.4 million for the nine months ended September 30, 2021. The decrease in net cash provided by financing activities was primarily due to $96.0 million in lower net proceeds from borrowings on the Company's ABL Revolving Credit Facility, partially offset by $1.9 million of payments for debt issuance and other debt related costs, $1.9 million of common stock repurchases and $5.7 million of lower proceeds from the exercises of stock options compared to the prior year.

Liquidity and Capital Resources

The Company’s liquidity position as of September 30, 2022, December 31, 2021 and September 30, 2021 is summarized as follows:

	September 30, 2022	December 31, 2021	September 30, 2021
Cash and cash equivalents	$42.6	$75.4	$222.3
Revolver borrowing capacity	275.0	239.3	226.6
Other debt availability	41.2	47.2	47.7
Less: Borrowings on revolver	(104.0)	(100.0)	(100.0)
Less: Borrowings on other debt	(6.4)	(4.7)	(4.7)
Less: Outstanding letters of credit	(3.0)	(3.0)	(3.0)
Total liquidity	$245.4	$254.2	$388.9

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

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe and China. There are six facilities, of which four facilities are denominated in Euros totaling €28.0 million, one facility denominated in U.S. dollars totaling $9.5 million and one facility denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of September 30, 2022 for the six overdraft facilities is $41.2 million, with $6.4 million outstanding.

Debt

Outstanding debt as of September 30, 2022 and December 31, 2021 is summarized as follows:

	September 30, 2022	December 31, 2021
Senior secured asset based revolving credit facility	$104.0	$100.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	10.4	10.3
Deferred financing costs	(2.5)	(3.1)
Total debt	411.9	407.2
Short-term borrowings and current portion of long-term debt	(8.3)	(7.3)
Long-term debt	$403.6	$399.9

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

EBITDA, Adjusted EBITDA and Adjusted Operating Income

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring, other income (expense), and certain other charges. The Company defines adjusted operating income as operating income plus the addback or subtraction of restructuring and certain other charges. The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA and to adjusted operating income and operating income for the three and nine months ended September 30, 2022 and 2021 and trailing twelve months is summarized as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve
	2022	2021	2022	2021	Months
Net income (loss)	$2.3	$(0.2)	$20.5	$14.6	$16.9
Interest expense and amortization of deferred financing fees	8.3	7.5	24.3	22.6	32.1
Provision (benefit) for income taxes	(0.3)	(0.9)	(0.9)	7.3	(2.1)
Depreciation expense	14.5	9.8	46.2	29.5	62.2
Amortization of intangible assets	0.8	0.5	2.4	0.7	3.1
EBITDA	25.6	16.7	92.5	74.7	112.2
Restructuring (income) expense	0.1	(0.4)	0.5	(0.5)	(0.1)
Asset impairment expense	—	1.9	—	1.9	—
Other non-recurring charges (1)	1.0	0.9	(1.0)	5.5	15.3
Other (income) expense - net (2)	(2.7)	0.9	(0.4)	0.2	(1.6)
Adjusted EBITDA	24.0	20.0	91.6	81.8	125.8
Depreciation expense	(14.5)	(9.8)	(46.2)	(29.5)	(62.2)
Amortization of intangible assets	(0.8)	(0.5)	(2.4)	(0.7)	(3.1)
Adjusted operating income	8.7	9.7	43.0	51.6	60.5
Restructuring (income) expense	(0.1)	0.4	(0.5)	0.5	0.1
Asset impairment expense	—	(1.9)	—	(1.9)	—
Other non-recurring charges (1)	(1.0)	(0.9)	1.0	(5.5)	(15.3)
Operating income	$7.6	$7.3	$43.5	$44.7	$45.3

Adjusted EBITDA margin percentage	5.3%	4.9%	6.5%	6.7%	6.6%
Adjusted operating income margin percentage	1.9%	2.4%	3.0%	4.2%	3.2%
(1)
Other non-recurring charges for the three months ended September 30, 2022 relate to the fair value step up on rental fleet assets sold during the period that was expensed within cost of sales. Other non-recurring charges for the nine months ended September 30, 2022 relate to the fair value step up on rental fleet assets sold during the period that was expensed within cost of sales, one-time costs associated with the acquired businesses, income from the partial recovery of the previously written off long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture and other one-time charges. Other non-recurring charges for the three months ended September 30, 2021 relate to acquisition costs. Other non-recurring charges for the nine months ended September 30, 2021 relate to acquisition costs and a write off of a long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture. Other non-recurring charges for the trailing twelve months relate to the fair value step up on rental fleet assets sold during the period that was expensed within cost of sales, one-time costs associated with the acquired businesses, costs associated with a legal matter with the U.S. Environmental Protection Agency, income from the partial recovery of the previously written off long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture, and other one-time charges. Other non-recurring charges are included in cost of sales or engineering, selling and administrative expenses in the Condensed Consolidated Statements of Operations.
(2)
Other (income) expense - net includes net foreign currency gains (losses), other components of net periodic pension costs, costs associated with legal matters, and other items in the three, nine, and trailing twelve months ended September 30, 2022 and the three and nine months ended September 30, 2021.

Free Cash Flows

Free cash flows is defined as net cash provided by (used for) operating activities less capital expenditures. The reconciliation of net cash provided by (used for) operating activities to free cash flows for the three and nine months ended September 30, 2022 and 2021 is summarized as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash provided by (used for) operating activities	$(6.2)	$18.4	$(0.5)	$68.1
Capital expenditures	(15.0)	(6.9)	(31.8)	(22.3)
Free cash flows	$(21.2)	$11.5	$(32.3)	$45.8

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

Date: November 8, 2022	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)