Form 10-Q
period 2023-03-31
MANITOWOC CO INC
filed 2023-05-03
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of March 31, 2023, the registrant had 35,142,881 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2023 and 2022

(Unaudited)

(In millions, except per share and share amounts)

	Three Months Ended March 31,
	2023	2022
Net sales	$508.3	$459.0
Cost of sales	402.0	374.0
Gross profit	106.3	85.0
Operating costs and expenses:
Engineering, selling, and administrative expenses	75.1	66.5
Amortization of intangible assets	1.0	0.8
Restructuring expense	—	0.1
Total operating costs and expenses	76.1	67.4
Operating income	30.2	17.6
Other expense:
Interest expense	(8.1)	(7.4)
Amortization of deferred financing fees	(0.3)	(0.4)
Other expense - net	(1.1)	(0.2)
Total other expense	(9.5)	(8.0)
Income before income taxes	20.7	9.6
Provision for income taxes	4.2	6.5
Net income	$16.5	$3.1

Per Share Data and Share Amounts
Basic net income per common share	$0.47	$0.09

Diluted net income per common share	$0.46	$0.09

Weighted average shares outstanding - basic	35,121,473	35,131,889
Weighted average shares outstanding - diluted	35,748,021	35,565,935

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2023 and 2022

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2023	2022
Net income	$16.5	$3.1
Other comprehensive income (loss), net of income tax:
Unrealized losses on derivatives, net of income tax provision of $0.0 and $0.0, respectively	(3.3)	(0.2)
Employee pension and postretirement benefit expense, net of income tax provision of $0.0 and $0.0, respectively	(1.0)	(0.6)
Foreign currency translation adjustments, net of income tax benefit of $0.2 and $0.0, respectively	4.2	(5.5)
Total other comprehensive loss, net of income tax	(0.1)	(6.3)
Comprehensive income (loss)	$16.4	$(3.2)

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2023 and December 31, 2022

(Unaudited)

(In millions, except par value and share amounts)

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$56.5	$64.4
Accounts receivable, less allowances of $5.4 and $5.3, respectively	250.6	266.3
Inventories	720.6	611.9
Notes receivable - net	9.4	10.6
Other current assets	42.3	45.3
Total current assets	1,079.4	998.5
Property, plant, and equipment - net	331.6	335.3
Operating lease right-of-use assets	43.0	45.2
Goodwill	79.9	80.1
Intangible assets - net	126.6	126.7
Other non-current assets	30.6	29.7
Total assets	$1,691.1	$1,615.5
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$518.1	$446.4
Customer advances	24.0	21.9
Short-term borrowings and current portion of long-term debt	7.9	6.1
Product warranties	46.5	48.8
Other liabilities	21.1	24.6
Total current liabilities	617.6	547.8
Non-Current Liabilities:
Long-term debt	369.5	379.5
Operating lease liabilities	32.8	34.3
Deferred income taxes	4.9	4.9
Pension obligations	53.5	51.7
Postretirement health and other benefit obligations	8.0	8.2
Long-term deferred revenue	14.7	15.6
Other non-current liabilities	37.3	35.7
Total non-current liabilities	520.7	529.9
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,142,881 and 35,085,008 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	605.8	606.7
Accumulated other comprehensive loss	(108.0)	(107.9)
Retained earnings	120.8	104.3
Treasury stock, at cost (5,651,102 and 5,708,975 shares, respectively)	(66.2)	(65.7)
Total stockholders' equity	552.8	537.8
Total liabilities and stockholders' equity	$1,691.1	$1,615.5

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2023 and 2022

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$16.5	$3.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13.9	16.1
Amortization of intangible assets	1.0	0.8
Stock-based compensation expense	3.1	3.1
Amortization of deferred financing fees	0.3	0.4
Net unrealized foreign currency transaction losses (gains)	(1.6)	1.4
Changes in operating assets and liabilities:
Accounts receivable	17.1	(7.7)
Inventories	(100.6)	(69.4)
Notes receivable	1.7	3.0
Other assets	3.2	0.4
Accounts payable	56.2	54.6
Accrued expenses and other liabilities	4.6	(0.2)
Net cash provided by operating activities	15.4	5.6
Cash Flows from Investing Activities:
Capital expenditures	(10.6)	(8.7)
Proceeds from sale of fixed assets	2.0	—
Net cash used for investing activities	(8.6)	(8.7)
Cash Flows from Financing Activities:
Payments on revolving credit facility - net	(10.0)	(20.0)
Other debt - net	(1.9)	(0.8)
Exercises of stock options	0.3	0.1
Common stock repurchases	(3.5)	—
Net cash used for financing activities	(15.1)	(20.7)
Effect of exchange rate changes on cash and cash equivalents	0.4	—
Net decrease in cash and cash equivalents	(7.9)	(23.8)
Cash and cash equivalents at beginning of period	64.4	75.4
Cash and cash equivalents at end of period	$56.5	$51.6

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three months ended March 31, 2023 and 2022

(Unaudited)

(In millions)

	March 31, 2023	March 31, 2022
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4
Balance at end of period	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$606.7	$602.4
Stock options exercised and issuance of other stock awards	(4.0)	(3.8)
Stock-based compensation	3.1	3.1
Balance at end of period	$605.8	$601.7
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(107.9)	$(102.4)
Other comprehensive loss	(0.1)	(6.3)
Balance at end of period	$(108.0)	$(108.7)
Retained Earnings
Balance at beginning of period	$104.3	$227.9
Net income	16.5	3.1
Balance at end of period	$120.8	$231.0
Treasury Stock
Balance at beginning of period	$(65.7)	$(65.9)
Stock options exercised and issuance of other stock awards	3.0	3.0
Common stock repurchases	(3.5)	—
Balance at end of period	$(66.2)	$(62.9)
Total stockholders' equity	$552.8	$661.5

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

1. Company and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) was founded in 1902 and has over a 120-year tradition of providing high-quality, customer-focused products and support services to its markets. Headquartered in Milwaukee, Wisconsin, United States, Manitowoc is one of the world's leading providers of engineered lifting solutions. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, distributes, and supports comprehensive product lines of mobile hydraulic cranes, lattice-boom crawler cranes, boom trucks, and tower cranes under the Aspen Equipment, Grove, Manitowoc, MGX Equipment Services, National Crane, Potain, and Shuttlelift brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure, and residential construction end markets. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc’s aftermarket support operations provide the Company with a consistent stream of recurring revenue.

The Company has three reportable segments, the Americas segment, the Europe and Africa ("EURAF") segment and Middle East and Asia Pacific (“MEAP”) segment. The Americas segment includes the North America and South America continents. The EURAF reporting segment includes the Europe and Africa continents, excluding the Middle East region. The MEAP reporting segment includes the Asia and Australia continents and the Middle East region. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Note 17, “Segments” for additional information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2023 and 2022, the cash flows for the same three-month periods, and the financial position as of March 31, 2023 and December 31, 2022, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The audited balance sheet as of December 31, 2022 was derived from the audited annual financial statements. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2022. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All amounts, except per share data and share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

2. Recent Accounting Changes and Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, "Disclosure of Supplier Financing Program Obligations.” The amendments in this ASU require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this ASU as of January 1, 2023. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

3. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the related performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$21.9	$28.7
Cash received in advance of satisfying performance obligations	34.4	15.5
Revenue recognized	(32.4)	(17.9)
Currency translation	0.1	(0.8)
Balance at end of period	$24.0	$25.5

Disaggregation of the Company’s revenue sources are disclosed in Note 17, “Segments.”

4. Fair Value of Financial Instruments

The following table sets forth the Company's financial assets and liabilities related to foreign currency exchange contracts ("FX Forward Contracts") that were accounted for at fair value as of March 31, 2023 and December 31, 2022.

	Fair Value as of March 31, 2023
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$3.5	$—	$3.5	Other current assets
Current Liabilities:
FX Forward Contracts	$—	$0.1	$—	$0.1	Accounts payable and accrued expenses

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$5.7	$—	$5.7	Other current assets
Current Liabilities:
FX Forward Contracts	$—	$0.3	$—	$0.3	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $301.1 million as of March 31, 2023. Refer to Note 11, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of March 31, 2023 due to the short-term nature of these instruments.

FX Forward Contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2. Refer to Note 5, “Derivative Financial Instruments,” for additional information.

5. Derivative Financial Instruments

The Company’s risk management objective is to ensure that business exposures to risks are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures. Operating decisions consider these associated risks and, whenever possible, transactions are structured to avoid or mitigate these risks.

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) ("AOCI"). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the three months ended March 31, 2023 and 2022.

The Company had FX Forward Contracts with aggregate notional amounts of $84.4 million and $87.7 million in U.S. dollar equivalent as of March 31, 2023 and December 31, 2022, respectively. The aggregate notional amount outstanding as of March 31, 2023 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. Net unrealized gains, net of income tax, recorded in AOCI were $2.1 million and $5.4 million as of March 31, 2023 and December 31, 2022, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three months ended March 31, 2023 and 2022 are summarized as follows:

		Three Months Ended March 31,
	Recognized Location	2023	2022
Designated	Cost of sales	$3.4	$(0.1)
Non-Designated	Other income (expense) - net	$(2.3)	$0.7

6. Inventories

The components of inventories as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
Raw materials	$163.0	$161.2
Work-in-process	175.9	141.3
Finished goods	381.7	309.4
Total Inventories	$720.6	$611.9

7. Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other non-current assets on the Condensed Consolidated Balance Sheets. As of March 31, 2023, the Company had current and long-term notes receivable in the amounts of $9.4 million and $2.1, respectively. As of December 31, 2022, the Company had current and long-term notes receivable in the amounts of $10.6 million and $2.0 million, respectively. During the three months ended March 31, 2022, the Company recorded income of $4.8 million in engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations to recognize the partial recovery of the previously written-off long-term note receivable balance from the 2014 divestiture of the Company's Chinese joint venture.

8. Property, Plant, and Equipment

The components of property, plant, and equipment as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
Land	$14.7	$17.9
Building and improvements	197.0	194.7
Machinery, equipment, and tooling	305.3	300.6
Furniture and fixtures	14.0	13.8
Computer hardware and software	130.5	129.4
Rental cranes	159.4	157.8
Construction in progress	10.4	8.4
Total cost	831.3	822.6
Less: accumulated depreciation	(499.7)	(487.3)
Property, plant, and equipment - net	$331.6	$335.3

Property, plant, and equipment is depreciated over the estimated useful life of the asset using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Assets Held for Sale

As of March 31, 2023, the Company had $6.2 million of property, plant and equipment classified as assets held for sale in other current assets in the Condensed Consolidated Balance Sheets. This amount relates to land held for sale by one of the Company's Indian subsidiaries and a manufacturing building and land in Fanzeres, Portugal.

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill as of March 31, 2023 and December 31, 2022 are summarized as follows:

	Americas - Distribution	MEAP	Consolidated
Balance as of December 31, 2022	$14.4	$65.7	$80.1
Foreign currency impact	—	(0.2)	(0.2)
Balance as of March 31, 2023	$14.4	$65.5	$79.9

The gross carrying amount, accumulated impairment and net book value of the Company's goodwill balances by reporting unit are summarized as follows:

	March 31, 2023			December 31, 2022

	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas - Manufacturing	$166.5	$(166.5)	$—	$166.5	$(166.5)	$—
Americas - Distribution	14.4	—	14.4	14.4	—	14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	65.5	—	65.5	65.7	—	65.7
Total	$328.6	$(248.7)	$79.9	$328.8	$(248.7)	$80.1

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event for the three months ended March 31, 2023.

The gross carrying amount, accumulated amortization, and net book value of the Company’s intangible assets other than goodwill as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$26.5	$(10.5)	$16.0	$26.5	$(10.0)	$16.5
Patents	28.9	(28.4)	0.5	28.7	(28.2)	0.5
Noncompetition agreements	4.2	(1.4)	2.8	4.2	(1.2)	3.0
Trademarks and tradenames	2.2	(0.7)	1.5	2.2	(0.6)	1.6
Other intangibles	0.6	(0.6)	—	0.6	(0.5)	0.1
Total	$62.4	$(41.6)	$20.8	$62.2	$(40.5)	$21.7
Indefinite lived intangible assets:
Trademarks and tradenames	91.7	—	91.7	91.0	—	91.0
Distribution network	14.1	—	14.1	14.0	—	14.0
Total	105.8	—	105.8	105.0	—	105.0
Total intangible assets	$168.2	$(41.6)	$126.6	$167.2	$(40.5)	$126.7

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event for the three months ended March 31, 2023.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event for the three months ended March 31, 2023.

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended March 31, 2023 and 2022 was $1.0 million and $0.8 million, respectively.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023	December 31, 2022
Trade accounts payable	$338.1	$274.6
Employee-related expenses	44.9	51.0
Accrued vacation	24.8	22.4
Miscellaneous accrued expenses	110.3	98.4
Total accounts payable and accrued expenses	$518.1	$446.4

11. Debt

Outstanding debt as of March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31, 2023	December 31, 2022
Borrowings under senior secured asset-based revolving credit facility	$70.0	$80.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	9.6	8.0
Deferred financing costs	(2.2)	(2.4)
Total debt	377.4	385.6
Short-term borrowings and current portion of long-term debt	(7.9)	(6.1)
Long-term debt	$369.5	$379.5

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

On June 17, 2021, the Company amended the ABL Credit Agreement to adjust certain negative covenants which reduced restrictions on the Company's ability to expand its rental business. On May 19, 2022, the Company further amended the ABL Credit Agreement to (i) extend the maturity date to May 19, 2027 (subject to a springing maturity date of December 30, 2025 if the 2026 Notes have not been repaid in full or refinanced prior to December 30, 2025), (ii) permit the inclusion, subject to certain limitations, of the crane rental assets of certain subsidiaries in the borrowing base used to calculate availability under the ABL Credit Agreement, (iii) permit separate financing of crane rental assets not included in the borrowing base and (iv) replace U.S. dollar London Inter-bank Offered Rate with interest rates based on the secured overnight financing rate plus a credit spread adjustment (“SOFR”).

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

As of March 31, 2023 and December 31, 2022, the Company had borrowings on the ABL Revolving Credit Facility of $70.0 million and $80.0 million, respectively. As of March 31, 2023, the spreads for SOFR and Eurodollar, and Alternative Base Rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $201.8 million, which represents revolver borrowing capacity of $275.0 million less $70.0 million of borrowings outstanding and $3.2 million of U.S. letters of credit outstanding.

As of March 31, 2023, the Company had other indebtedness outstanding of $9.6 million that had a weighted-average interest rate of approximately 4.1%. This debt includes balances on local credit lines and other financing arrangements.

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

As of March 31, 2023, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with no maximum availability and one U.S. accounts receivable financing program with maximum availability of $27.0 million. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit.

For the three months ended March 31, 2023, cash proceeds from the factoring of accounts receivable qualifying as sales were $36.0 million. For the three months ended March 31, 2022, cash proceeds from the factoring of accounts receivable qualifying as sales were $33.3 million.

Financing charges associated with the factoring of receivables qualifying as sales are included in interest expense in the Consolidated Statements of Operations. Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three months ended March 31, 2023 and 2022 were immaterial.

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

For the three months ended March 31, 2023 and 2022, the Company recorded a provision for income taxes of $4.2 million and $6.5 million, respectively. The decrease in the Company’s provision for income taxes for the three months ended March 31, 2023 compared to the prior year is due to a change in the jurisdictional mix of income which reflects a reduction of losses in jurisdictions where no tax benefit can be realized.

The Company’s unrecognized tax benefits, excluding interest and penalties, was unchanged at $9.1 million as of March 31, 2023 and December 31, 2022.

14. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income per common share:

	Three Months Ended March 31,
	2023	2022
Basic weighted average common shares outstanding	35,121,473	35,131,889
Effect of dilutive securities - equity compensation awards	626,548	434,046
Diluted weighted average common shares outstanding	35,748,021	35,565,935

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of

682,930 and 588,050 common shares were excluded from the computation of diluted net earnings per share for the three months ended March 31, 2023 and 2022, respectively.

No cash dividends were declared or paid during the three months ended March 31, 2023 and 2022.

15. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of March 31, 2023, the Company has $4.1 million remaining under an authorization from the Board of Directors to purchase up to $30.0 million of the Company’s common stock at management’s discretion. During the three months ended March 31, 2023, the Company repurchased 191,846 shares of the Company's common stock for $3.5 million under this authorization.

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2021	$—	$(32.3)	$(70.1)	$(102.4)
Other comprehensive loss before reclassifications	(0.3)	(1.1)	(5.5)	(6.9)
Amounts reclassified from accumulated other comprehensive loss	0.1	0.5	—	0.6
Net other comprehensive loss	(0.2)	(0.6)	(5.5)	(6.3)
Balance as of March 31, 2022	$(0.2)	$(32.9)	$(75.6)	$(108.7)

Balance as of December 31, 2022	$5.4	$(15.3)	$(98.0)	$(107.9)
Other comprehensive income (loss) before reclassifications	0.1	(1.7)	4.2	2.6
Amounts reclassified from accumulated other comprehensive loss	(3.4)	0.7	—	(2.7)
Net other comprehensive income (loss)	(3.3)	(1.0)	4.2	(0.1)
Balance as of March 31, 2023	$2.1	$(16.3)	$(93.8)	$(108.0)

A reconciliation of the reclassifications from accumulated other comprehensive income (loss), net of income tax, for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$3.4	$(0.1)		Cost of sales
Total before income taxes	3.4	(0.1)
Provision for income taxes	—	—
Total, net of income taxes	$3.4	$(0.1)
Amortization of pension and postretirement items
Actuarial losses	$(1.0)	$(0.8)	(a)	Other expense - net
Amortization of prior service cost	0.3	0.3	(a)	Other expense - net
Total before income taxes	(0.7)	(0.5)
Provision for income taxes	—	—
Total, net of income taxes	$(0.7)	$(0.5)

Total reclassifications for the period, net of income taxes	$2.7	$(0.6)

(a) These accumulated other comprehensive income (loss) components are components of net periodic pension cost (refer to Note 20, “Employee Benefit Plans,” for further details)

16. Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2023 is included in the Company’s 2022 Annual Report on Form 10-K. The total number of shares of the Company’s common stock available for awards under the Company’s 2013 Omnibus Incentive Plan is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of March 31, 2023 is 3,304,056 shares.

Stock-based compensation expense was $3.1 million for the three months ended March 31, 2023 and 2022. The Company reports stock-based compensation expense within engineering, selling, and administrative expense in the Condensed Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to the retirement, death or disability provisions of the 2013 Omnibus Incentive Plan.

The Company granted 478,411 and 378,623 restricted stock units inclusive of 77,576 and 56,640 director awards during the three months ended March 31, 2023 and 2022, respectively. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date and director awards vest immediately on the grant date.

A total of 233,409 and 198,334 performance shares units were issued by the Company to employees during the three months ended March 31, 2023 and 2022, respectively. Performance share units vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year.

The performance goals for the performance share units granted in 2023 are weighted 60% on the 3-year average of the Company’s adjusted EBITDA percentage from 2023 to 2025 and 40% on cumulative non-new machine sales from January 1, 2023 through December 31, 2025. The Company defines non-new machine sales as parts sales, used crane sales, rental revenue, service revenue and other revenue. The 2023 performance share units include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

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

The following table shows information by reportable segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net Sales
Americas	$264.4	$215.9
EURAF	178.2	179.2
MEAP	65.7	63.9
Total	$508.3	$459.0
Segment Operating Income
Americas	$28.5	$5.8
EURAF	3.6	11.4
MEAP	8.6	13.1
Total	$40.7	$30.3
Depreciation
Americas	$7.2	$9.7
EURAF	5.4	5.1
MEAP	0.6	0.6
Corporate	0.7	0.7
Total	$13.9	$16.1
Capital Expenditures
Americas	$4.4	$2.6
EURAF	4.7	5.6
MEAP	1.5	0.5
Corporate	—	—
Total	$10.6	$8.7

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31,
	2023	2022
Segment operating income	$40.7	$30.3
Unallocated corporate expenses	(10.4)	(12.7)
Unallocated restructuring expense	(0.1)	—
Total operating income	$30.2	$17.6

Net sales by geographic area for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31,
	2023	2022
United States	$213.8	$192.1
Europe	174.4	174.2
Other	120.1	92.7
Total net sales	$508.3	$459.0

New machine and non-new machine sales for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31,
	2023	2022
New machine sales	$357.3	$329.6
Non-new machine sales	151.0	129.4
Total net sales	$508.3	$459.0

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

As of March 31, 2023, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels have varied over the last 10 years. As of March 31, 2023, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

Product liability reserves are recorded as other liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 and were $8.5 million and $9.4 million, respectively. These reserves were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the current reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of March 31, 2023 and December 31, 2022, the Company had reserves of $56.4 million and $58.0 million, respectively, for warranty and other related claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. Refer to Note 19, “Guarantees,” for further information.

It is reasonably possible that the estimates for warranty and other related claims, product liability, asbestos-related claims, and other various legal matters may change based upon new information that may arise or matters that are beyond the scope of the Company’s historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes. The ultimate resolution of these matters, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

The total recorded estimated liability in the Company’s Condensed Consolidated Balance Sheets is $14.9 million, as of March 31, 2023 and December 31, 2022. Other than the foregoing, the Company is unable to provide further meaningful quantification as to the final resolution of these matters. However, the Company calculated the statutory maximum penalties under the Clean Air Act to be approximately $174.0 million. The Company believes it has strong legal and factual defenses and will vigorously defend any allegations of noncompliance and the factors that could apply in the assessment of any civil penalty. Final resolution of these matters may have a material impact on the Company’s financial condition, results of operations or cash flows.

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of March 31, 2023 and December 31, 2022 was $26.4 million and $27.3 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of March 31, 2023 and December 31, 2022 was $41.5 million and $42.5 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $13.1 million and $15.0 million as of March 31, 2023 and December 31, 2022, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. In addition, the Company may incur other warranty related costs outside of its standard warranty period. Costs for other warranty-related work are recorded in the period a loss is probable and can be reasonably estimated. Below is a table summarizing the warranty and other warranty related work for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Balance at beginning of period	$58.0	$60.2
Adjustments to accruals for warranties	6.6	5.9
Settlements made (in cash or in kind) during the period	(8.5)	(6.1)
Currency translation	0.3	(0.6)
Balance at end of period	$56.4	$59.4

Included in the warranty balance as of March 31, 2023 and December 31, 2022 is $9.9 million and $9.2 million, respectively, of long-term warranty which is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of March 31, 2023 and December 31, 2022 was $6.9 million and $6.6 million, respectively.

20. Employee Benefit Plans

The Company provides certain pension, health care, and death benefits to eligible retirees and their dependents. The funding mechanism for such benefits varies based on the country where the plan is located and the related plan. Eligibility for pension coverage is based on retirement qualifications. Healthcare benefits may be subject to deductibles, co-payments, and other limitations. The Company reserves the right to modify benefits unless prohibited by local laws or regulations.

The components of periodic benefit cost for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31, 2023
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plan	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$—
Interest cost of projected benefit obligations	1.4	0.7	0.1
Expected return on plan assets	(1.0)	(0.4)	—
Amortization of prior service cost	—	—	(0.3)
Amortization of actuarial net (gain) loss	0.6	0.4	—
Net periodic benefit cost	$1.0	$1.0	$(0.2)

	Three Months Ended March 31, 2022
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plan	Plans	Plans
Service cost - benefits earned during the period	$—	$0.4	$—
Interest cost of projected benefit obligations	0.8	0.4	—
Expected return on plan assets	(1.3)	(0.3)	—
Amortization of prior service cost	—	—	(0.3)
Amortization of actuarial net (gain) loss	0.5	0.4	(0.1)
Net periodic benefit cost	$—	$0.9	$(0.4)

The components of net periodic benefit cost other than the service cost component are included in other expense - net in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, including the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to:

•
Macroeconomic conditions, including inflation, rising interest rates, recessionary concerns and distress in global credit markets, as well as ongoing global supply chain constraints, labor availability and cost pressures such as changes in raw material and commodity costs, and logistics constraints, have had, and may continue to have, a negative impact on Manitowoc’s business, financial condition, cash flows, and results of operations (including future uncertain impacts);
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
•
natural disasters, other weather events, epidemics, pandemics, and other public health crises disrupting commerce in one or more regions of the world;
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
•
acts of terrorism; and
•
other risk factors detailed in Manitowoc's 2022 Annual Report on Form 10-K, as such may be amended or supplemented in Manitowoc’s subsequently filed Quarterly Reports on 10-Q (including this report), and its other filings with the United States Securities and Exchange Commission.

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

Current Events

Inflation and Interest Rate Environment

The Company was negatively impacted by inflation in wages, logistics, energy, raw material and component costs for the three months ended March 31, 2023. The Company has implemented price increases and provisional pricing strategies to mitigate the impact of cost inflation on margins and continues to actively monitor costs. There is a delay, however, in the realization of pricing due to long lead times of orders in the backlog, exacerbated by global supply chain and logistics constraints. In response to high inflation, the U.S. Federal Reserve and other central banks around the globe, increased interest rates throughout 2022 and in the first quarter of 2023. While the pace of interest rate increases began to slow in the first quarter of 2023, elevated interest rates along with global macroeconomic uncertainty could impact our customer's decisions to purchase cranes. Further inflationary pressure could increase our input costs and negatively impact our margins if we cannot obtain a corresponding increase in the pricing of our products. Furthermore, persistent inflation may prompt additional governmental monetary policy response, such as continued interest rate increases by central banks, that in combination with higher pricing could negatively impact customer demand for our products. Continuing or worsening inflation may have a material adverse impact on the Company's financial condition, results of operations or cash flows.

Supply Chain, Labor and Logistics Constraints

The Company continues to actively monitor global supply chain, labor and logistics constraints which had a negative impact on the Company's ability to timely source parts and complete and ship units for the three months ended March 31, 2023. While the Company has experienced some relief of the supply chain and logistics constraints, supply chains for certain key components remain distressed. The Company continues to actively monitor and manage supply chain constraints through alternative sourcing of parts and adapting production to limit waste and inefficiencies in the facilities. Continuing or worsening supply chain, labor and logistics constraints may have a material adverse impact on the Company's financial condition, results of operations or cash flows.

Curtailment of Operations in Russia

As of March 31, 2023, the Company's operations in Russia have been substantially curtailed. The Company expects future charges of $5.0 million to $10.0 million related to the non-cash write-off of foreign currency adjustments recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company has three reportable segments: the Americas segment, EURAF segment, and MEAP segment. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Dollar Change	Percentage Change
Net Sales
Americas	$264.4	$215.9	$48.5	22.5%
EURAF	178.2	179.2	(1.0)	(0.6)%
MEAP	65.7	63.9	1.8	2.8%

Segment Operating Income
Americas	$28.5	$5.8	$22.7	*
EURAF	3.6	11.4	(7.8)	(68.4)%
MEAP	8.6	13.1	(4.5)	(34.4)%

*Measure not meaningful

Americas

Americas segment net sales increased 22.5% for three months ended March 31, 2023 to $264.4 million from $215.9 million for the three months ended March 31, 2022. The increase was primarily attributable to higher new machine sales, non-new machine sales and pricing actions. While backlog was higher year-over-year, supply chain constraints impacted the Company's ability to produce and ship certain products.

Americas segment operating income increased $22.7 million for the three months ended March 31, 2023 to $28.5 million from $5.8 million for the three months ended March 31, 2022. The increase was primarily due to higher net sales, favorable product mix and the impact of pricing actions.

EURAF

EURAF segment net sales decreased 0.6% for the three months ended March 31, 2023 to $178.2 million from $179.2 million for the three months ended March 31, 2022. The decrease was primarily due to lower new machine sales, partially offset by higher non-new machine sales and pricing actions. EURAF segment net sales was unfavorably impacted by $8.0 million from changes in foreign currency exchange rates.

EURAF segment operating income decreased 68.4% for the three months ended March 31, 2023 to $3.6 million from $11.4 million for the three months ended March 31, 2022. The decrease was primarily due to unfavorable new machine product mix and higher material and transportation costs, as well as higher labor costs in cost of sales and engineering, selling and administrative expenses. EURAF segment operating income was unfavorably impacted by $0.1 million from changes in foreign currency exchange rates.

MEAP

MEAP segment net sales increased 2.8% for the three months ended March 31, 2023 to $65.7 million from $63.9 million for the three months ended March 31, 2022. MEAP segment net sales was unfavorably impacted by $3.2 million from changes in foreign currency exchange rates.

MEAP segment operating income decreased 34.4% for the three months ended March 31, 2023 to $8.6 million from $13.1 million for the three months ended March 31, 2022. The decrease was primarily due to higher labor and administrative costs and $4.8 million of income recorded in the prior year related to the partial recovery of the previously written-off long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture, partially offset by higher net sales. MEAP segment operating income was unfavorably impacted by $0.4 million from changes in foreign currency exchange rates.

Results of Operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Percentage Change
Orders	$524.8	$481.5	9.0%
Backlog	1,075.7	1,033.4	4.1%
Net sales	508.3	459.0	10.7%
Gross profit	106.3	85.0	25.1%
Gross profit %	20.9%	18.5%
Engineering, selling, and administrative expenses	75.1	66.5	12.9%
Interest expense	8.1	7.4	9.5%
Other expense - net	1.1	0.2	*
Provision for income taxes	4.2	6.5	(35.4)%

*Measure not meaningful

Orders and Backlog

Backlog represents the dollar value of orders which are expected to be recognized in net sales in the future. Orders are included in backlog when an executed binding contract with a price that has a floor has been received but has not been recognized in net sales. Orders and backlog are not measures defined by accounting principles generally accepted in the United States of America (“GAAP”) and our methodology for determining orders and backlog may vary from the methodology used by other companies. Management uses orders and backlog for capacity and resource planning. We believe this information is useful to investors to provide an indication of our future revenues.

Orders for the three months ended March 31, 2023 increased 9.0% to $524.8 million from $481.5 million for the three months ended March 31, 2022. The increase was primarily attributable to higher demand in the Americas segment, partially offset by softening demand in the EURAF segment as a result of macroeconomic conditions and geopolitical uncertainty. Orders were unfavorably impacted by $8.5 million from changes in foreign currency exchange rates.

As of March 31, 2023, total backlog was $1,075.7 million, a 1.9% increase from the December 31, 2022 backlog of $1,056.0 million, and a 4.1% increase from the March 31, 2022 backlog of $1,033.4 million. The increase in backlog from March 31, 2022 is primarily related to higher demand in the Americas segment, partially offset by softening demand in the EURAF segment. Backlog was favorably impacted by $4.3 million and unfavorably impacted by $7.5 million from December 31, 2022 and March 31, 2022, respectively, from changes in foreign currency exchange rates.

Net Sales

Consolidated net sales for the three months ended March 31, 2023 increased 10.7% to $508.3 million from $459.0 million for the three months ended March 31, 2022. This increase was primarily attributable to higher new machine sales in the Americas segment, pricing actions and higher non-new machine sales in the Americas and EURAF segments. This was partially offset by lower new machine sales in the EURAF segment. Net sales were unfavorably impacted by $11.2 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended March 31, 2023 was $106.3 million, an increase of $21.3 million compared to $85.0 million for the three months ended March 31, 2022. The increase was primarily attributable to higher net sales, favorable product mix and pricing actions. This was partially offset by higher material, transportation and labor costs. Gross profit was unfavorably impacted by $2.1 million from changes in foreign currency exchange rates.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses increased 12.9% to $75.1 million for the three months ended March 31, 2023 compared to $66.5 million for the three months ended March 31, 2022. The increase was primarily attributable to higher employee related costs and $4.8 million of benefit recorded in the prior year from the partial recovery of the previously written-off long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture. Engineering, selling and administrative expenses was favorably impacted by $1.6 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended March 31, 2023 totaled $8.1 million compared to $7.4 million for the three months ended March 31, 2022. Interest expense increased year-over-year primarily due to higher interest rates on borrowings from the Company's ABL revolving credit facility. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Other Expense – Net

Other expense – net for the three months ended March 31, 2023 was $1.1 million. Other expense – net was primarily composed of $1.5 million of net pension costs, partially offset by $0.4 million of foreign currency exchange gains.

Other expense – net for three months ended March 31, 2022 was $0.2 million. Other expense – net was primarily composed of $0.7 million of foreign currency exchange losses and $0.1 million of net pension costs, partially offset by $0.6 million of interest income.

Provision for Income Taxes

Provision for income taxes for the three months ended March 31, 2023 was $4.2 million compared to $6.5 million for the three months ended March 31, 2022. The decrease relates primarily to a change in the jurisdictional mix of income compared to the previous year. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates and losses in both the U.S. and foreign jurisdictions where no tax benefit can be realized.

Financial Condition

Cash Flows

A summary of cash flows for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$15.4	$5.6
Net cash used for investing activities	(8.6)	(8.7)
Net cash used for financing activities	(15.1)	(20.7)
Cash and cash equivalents	56.5	51.6

Cash Flows From Operating Activities

Net cash provided by operating activities of $15.4 million for the three months ended March 31, 2023 increased $9.8 million from net cash provided by operating activities of $5.6 million for the three months ended March 31, 2022. The increase in net cash provided by operating activities was primarily due to higher net income. This was partially offset by lower depreciation and higher working capital driven by an increase in inventory due to cost inflation, supply chain and logistics constraints, and increased stocking of inventory due to higher demand.

Cash Flows From Investing Activities

Net cash used for investing activities of $8.6 million for the three months ended March 31, 2023 decreased $0.1 million from net cash used for investing activities of $8.7 million for the three months ended March 31, 2022. The decrease in net cash used for investing activities is due to $2.0 million of proceeds from the sale of one of the Company's Brazilian subsidiaries in the first quarter of 2023, partially offset by higher capital expenditures of $1.9 million.

Cash Flows From Financing Activities

Net cash used for financing activities of $15.1 million for the three months ended March 31, 2023 decreased $5.6 million from net cash used for financing activities of $20.7 million for the three months ended March 31, 2022. The decrease in net cash used for financing activities is primarily due to $10.0 million of lower payments on the Company's ABL revolving credit facility. This was partially offset by $1.1 million of higher proceeds from other debt and $3.5 million of common stock repurchases.

Liquidity and Capital Resources

The Company’s liquidity position as of March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$56.5	$64.4
Revolver borrowing capacity	275.0	275.0
Other debt availability	43.4	43.8
Less: Borrowings on revolver	(70.0)	(80.0)
Less: Borrowings on other debt	(6.1)	(4.3)
Less: Outstanding letters of credit	(3.2)	(3.0)
Total liquidity	$295.6	$295.9

The Company believes its liquidity and expected cash flows from operations are sufficient to meet expected working capital, capital expenditure, and other general ongoing operational needs in the subsequent twelve months.

Cash Sources

The Company has historically relied primarily on cash flows from operations, borrowings under revolving credit facilities, issuances of notes, and other forms of debt financing as its sources of cash.

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

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe and China. There are six facilities, of which five are denominated in Euros totaling €36.0 million and one denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of March 31, 2023 for the six overdraft facilities is $43.4 million, with $6.1 million outstanding.

Debt

Outstanding debt as of March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31, 2023	December 31, 2022
Borrowing under senior secured asset based revolving credit facility	$70.0	$80.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	9.6	8.0
Deferred financing costs	(2.2)	(2.4)
Total debt	377.4	385.6
Short-term borrowings and current portion of long-term debt	(7.9)	(6.1)
Long-term debt	$369.5	$379.5

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

Non-GAAP Measures

The Company uses EBITDA, adjusted EBITDA, and free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results of operations because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring, other income (expense), and certain other non-recurring items - net.

The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA for the three months ended March 31, 2023 and 2022 and trailing twelve months, are summarized as follows:

	Three Months Ended March 31,		Trailing Twelve
	2023	2022	Months
Net income (loss)	$16.5	$3.1	$(110.2)
Interest expense and amortization of deferred financing fees	8.4	7.8	33.6
Provision for income taxes	4.2	6.5	1.1
Depreciation expense	13.9	16.1	58.4
Amortization of intangible assets	1.0	0.8	3.3
EBITDA	44.0	34.3	(13.8)
Restructuring expense	—	0.1	1.4
Asset impairment expense (1)	—	—	171.9
Other non-recurring items - net (2)	—	(3.4)	2.4
Other (income) expense - net (3)	1.1	0.2	(4.9)
Adjusted EBITDA	$45.1	$31.2	$157.0
(1)
The adjustment for the trailing twelve months represents non-cash goodwill and indefinite-lived intangible asset impairment charges.

(2)
Other non-recurring items - net for the three months ended March 31, 2022 primarily relate to $4.8 million of income from the partial recovery of the previously written off long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture, partially offset by $0.9 million of fair value step up on rental fleet assets sold during the period that was expensed within cost of sales, and $0.5 million of other one-time costs associated with the acquired businesses. Other non-recurring items - net for the trailing twelve months relate to $2.1 million of fair value step up on rental fleet assets sold during the period that was expensed within cost of sales, $0.1 million of other one-time costs associated with the acquired businesses, and $0.2 million of other one-time charges.

(3)
Other expense - net includes net foreign currency (gains) losses, other components of net periodic pension costs, and other items in the three and trailing twelve months ended March 31, 2023 and the three months ended March 31, 2022. Other income - net for the trailing twelve months includes net foreign currency (gains) losses, other components of net periodic pension costs, a $0.5 million write-off of other debt related charges, and other items.

Free Cash Flows

Free cash flows is defined as net cash provided by operating activities less cash outflow from investment in capital expenditures. The reconciliation of net cash provided by operating activities to free cash flows for the three months ended March 31, 2023 and 2022 are summarized as follows:

	Three Months Ended March 31,
	2023	2022
Net cash provided by operating activities	$15.4	$5.6
Capital expenditures	(10.6)	(8.7)
Free cash flows	$4.8	$(3.1)

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since the 2022 Annual Report on Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2022 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk disclosures have not materially changed since the 2022 Annual Report on Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 24, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

As of March 31, 2023, the Company has $4.1 million remaining under an authorization from the Board of Directors to purchase up to $30.0 million of the Company’s common stock at management’s discretion. The Company's share repurchases program purchases shares in the open market to offset stock-based awards issued in conjunction with the Company's 2013 Omnibus Incentive Plan.

The Company's purchases of equity securities in the first quarter 2023 are summarized as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Program
January 2023	—	$—	—	$7.6
February 2023	50,000	$17.54	50,000	$6.7
March 2023	141,846	$18.33	141,846	$4.1
Total	191,846		191,846

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

Date: May 3, 2023	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Ryan M. Palmer
Ryan M. Palmer
Vice President, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)