Form 10-Q
period 2023-06-30
MANITOWOC CO INC
filed 2023-08-08
CIK 61986

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of June 30, 2023, the registrant had 35,045,446 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

($ in millions, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$602.8	$497.2	$1,111.1	$956.2
Cost of sales	479.8	408.5	881.8	782.5
Gross profit	123.0	88.7	229.3	173.7
Operating costs and expenses:
Engineering, selling and administrative expenses	87.6	69.3	162.7	135.8
Amortization of intangible assets	0.7	0.8	1.7	1.6
Restructuring expense	0.3	0.3	0.3	0.4
Total operating costs and expenses	88.6	70.4	164.7	137.8
Operating income	34.4	18.3	64.6	35.9
Other expense:
Interest expense	(9.0)	(7.9)	(17.1)	(15.3)
Amortization of deferred financing fees	(0.4)	(0.3)	(0.7)	(0.7)
Other expense - net	(10.0)	(2.1)	(11.1)	(2.3)
Total other expense	(19.4)	(10.3)	(28.9)	(18.3)
Income before income taxes	15.0	8.0	35.7	17.6
Benefit for income taxes	(5.2)	(7.1)	(1.0)	(0.6)
Net income	$20.2	$15.1	$36.7	$18.2

Per Share Data and Share Amounts:
Basic net income per common share	$0.58	$0.43	$1.05	$0.52

Diluted net income per common share	$0.57	$0.42	$1.03	$0.51

Weighted average shares outstanding - basic	35,084,580	35,283,969	35,102,924	35,208,349
Weighted average shares outstanding - diluted	35,650,143	35,550,942	35,766,952	35,564,882

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$20.2	$15.1	$36.7	$18.2
Other comprehensive income (loss), net of income tax
Unrealized loss on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(2.5)	(2.1)	(5.8)	(2.3)
Employee pension and postretirement benefit income (expense), net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(0.9)	0.2	(1.9)	(0.4)
Foreign currency translation adjustments, net of income tax benefit of $0.7, $0.7, $0.9, and $0.7, respectively	9.5	(20.5)	13.7	(26.0)
Total other comprehensive income (loss), net of income tax	6.1	(22.4)	6.0	(28.7)
Comprehensive income (loss)	$26.3	$(7.3)	$42.7	$(10.5)

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2023 and December 31, 2022

(Unaudited)

($ in millions, except per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$25.9	$64.4
Accounts receivable, less allowances of $5.4 and $5.3, respectively	274.8	266.3
Inventories — net	727.4	611.9
Notes receivable — net	8.7	10.6
Other current assets	32.2	45.3
Total current assets	1,069.0	998.5
Property, plant and equipment — net	341.9	335.3
Operating lease right-of-use assets	41.5	45.2
Goodwill	79.0	80.1
Other intangible assets — net	126.2	126.7
Other non-current assets	43.5	29.7
Total assets	$1,701.1	$1,615.5
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$492.4	$446.4
Customer advances	20.2	21.9
Short-term borrowings and current portion of long-term debt	6.7	6.1
Product warranties	45.4	48.8
Other liabilities	19.8	24.6
Total current liabilities	584.5	547.8
Non-Current Liabilities:
Long-term debt	380.7	379.5
Operating lease liabilities	31.8	34.3
Deferred income taxes	5.0	4.9
Pension obligations	55.1	51.7
Postretirement health and other benefit obligations	7.8	8.2
Long-term deferred revenue	13.8	15.6
Other non-current liabilities	43.0	35.7
Total non-current liabilities	537.2	529.9
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,045,446 and 35,085,008 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	607.8	606.7
Accumulated other comprehensive loss	(101.9)	(107.9)
Retained earnings	141.0	104.3
Treasury stock, at cost (5,748,537 and 5,708,975 shares, respectively)	(67.9)	(65.7)
Total stockholders' equity	579.4	537.8
Total liabilities and stockholders' equity	$1,701.1	$1,615.5

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2023 and 2022

(Unaudited)

($ in millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$36.7	$18.2
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	28.1	31.7
Amortization of intangible assets	1.7	1.6
Stock-based compensation expense	5.4	4.0
Amortization of deferred financing fees	0.7	0.7
Gain on sale of property, plant and equipment	(0.2)	(1.1)
Net unrealized foreign currency transaction (gains) losses	(3.7)	5.8
Income tax benefit from change in reserve of uncertain tax positions	—	(11.7)
Deferred income taxes	(14.0)	0.9
Loss on foreign currency translation adjustments	9.3	—
Other	—	0.9
Changes in operating assets and liabilities
Accounts receivable	(7.1)	0.8
Inventories	(107.4)	(109.2)
Notes receivable	3.9	3.4
Other assets	11.6	(1.1)
Accounts payable	19.5	61.1
Accrued expenses and other liabilities	12.4	(0.3)
Net cash provided by (used for) operating activities	(3.1)	5.7
Cash Flows from Investing Activities:
Capital expenditures	(36.3)	(16.8)
Proceeds from sale of property, plant and equipment	5.1	1.4
Acquisition of businesses	—	2.3
Net cash used for investing activities	(31.2)	(13.1)
Cash Flows from Financing Activities:
Proceeds from (payments on) revolving credit facility - net	12.0	(20.0)
Payments on revolving credit facility	(10.0)	—
Other debt - net	(1.2)	(2.3)
Debt issuance and other debt related costs	—	(1.8)
Exercises of stock options	0.3	0.1
Common stock repurchases	(5.5)	(1.9)
Net cash used for financing activities	(4.4)	(25.9)
Effect of exchange rate changes on cash and cash equivalents	0.2	0.4
Net decrease in cash and cash equivalents	(38.5)	(32.9)
Cash and cash equivalents at beginning of period	64.4	75.4
Cash and cash equivalents at end of period	$25.9	$42.5
Supplemental Cash Flow Information
Interest paid	$17.0	$14.7
Income taxes paid	3.6	2.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and six months ended June 30, 2023 and 2022

(Unaudited)

($ in millions, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$605.8	$601.7	$606.7	$602.4
Stock options exercised and issuance of other stock awards	(0.3)	(0.1)	(4.3)	(3.9)
Stock-based compensation expense	2.3	0.9	5.4	4.0
Balance at end of period	$607.8	$602.5	$607.8	$602.5
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(108.0)	$(108.7)	$(107.9)	$(102.4)
Other comprehensive income (loss)	6.1	(22.4)	6.0	(28.7)
Balance at end of period	$(101.9)	$(131.1)	$(101.9)	$(131.1)
Retained Earnings
Balance at beginning of period	$120.8	$231.0	$104.3	$227.9
Net income	20.2	15.1	36.7	18.2
Balance at end of period	$141.0	$246.1	$141.0	$246.1
Treasury Stock
Balance at beginning of period	$(66.2)	$(62.9)	$(65.7)	$(65.9)
Stock options exercised and issuance of other stock awards	0.3	0.1	3.3	3.1
Common stock repurchases	(2.0)	(1.9)	(5.5)	(1.9)
Balance at end of period	$(67.9)	$(64.7)	$(67.9)	$(64.7)
Total equity	$579.4	$653.2	$579.4	$653.2

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 2023 and 2022, the cash flows for the same six month periods and the financial position as of June 30, 2023 and December 31, 2022, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The audited balance sheet as of December 31, 2022 was derived from the audited annual financial statements. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2022. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

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

3. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$24.0	$25.5	$21.9	$28.7
Cash received in advance of satisfying performance obligations	38.0	50.0	72.4	65.5
Revenue recognized	(41.9)	(50.4)	(74.3)	(68.3)
Currency translation	0.1	2.9	0.2	2.1
Balance at end of period	$20.2	$28.0	$20.2	$28.0

Disaggregation of the Company’s revenue sources are disclosed in Note 17, “Segments.”

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) that were accounted for at fair value as of June 30, 2023 and December 31, 2022.

	Fair Value as of June 30, 2023
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$0.7	$—	$0.7	Other current assets
Current Liabilities:
FX Forward Contracts	$—	$0.6	$—	$0.6	Accounts payable and accrued expenses

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$5.7	$—	$5.7	Other current assets

Current Liabilities:
FX Forward Contracts	$—	$0.3	$—	$0.3	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was $299.3 million as of June 30, 2023. See Note 11, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of June 30, 2023 and December 31, 2022, due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) ("AOCI"). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the three and six months ended June 30, 2023 and 2022.

The Company had FX Forward Contracts with aggregate notional amounts of $109.1 million and $87.7 million in U.S. dollar equivalent as of June 30, 2023 and December 31, 2022, respectively. The aggregate notional amount outstanding as of June 30, 2023 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. Net unrealized gains (losses), net of income tax, recorded in AOCI were $0.4 million of losses and $5.4 million of gains as of June 30, 2023 and December 31, 2022, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Recognized Location	2023	2022	2023	2022
Designated	Cost of sales	$1.8	$(1.5)	$5.2	$(1.6)
Non-designated	Other expense - net	$(2.9)	$1.3	$(5.2)	$2.0

6. Inventories

The components of inventories as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
Raw materials	$173.6	$161.2
Work-in-process	160.6	141.3
Finished goods	393.2	309.4
Total inventories - net	$727.4	$611.9

7. Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other non-current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2023, the Company had current and long-term notes receivable in the amount of $8.7 million and $1.0 million, respectively. As of December 31, 2022, the Company had current and long-term notes receivable in the amount of $10.6 million and $2.0 million, respectively. During the six months ended June 30, 2022, the Company recorded income of $4.8 million in engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations to recognize the partial recovery of the previously written-off long-term note receivable balance from the 2014 divestiture of the Company's Chinese joint venture.

8. Property, Plant, and Equipment

The components of property, plant, and equipment as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
Land	$14.8	$17.9
Building and improvements	197.7	194.7
Machinery, equipment, and tooling	308.1	300.6
Furniture and fixtures	13.9	13.8
Computer hardware and software	133.2	129.4
Rental cranes	176.2	157.8
Construction in progress	8.3	8.4
Total cost	852.2	822.6
Less accumulated depreciation	(510.3)	(487.3)
Property, plant, and equipment — net	$341.9	$335.3

Property, plant, and equipment is depreciated over the estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Assets Held for Sale

As of June 30, 2023, the Company had $2.9 million of property, plant, and equipment classified as assets held for sale in other current assets in the Condensed Consolidated Balance Sheets. This amount relates to a manufacturing building and land in Fanzeres, Portugal.

9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of June 30, 2023 and December 31, 2022 are summarized as follows:

	Americas - Distribution	MEAP	Consolidated
Balance as of December 31, 2022	$14.4	$65.7	$80.1
Foreign currency impact	—	(1.1)	(1.1)
Balance as of June 30, 2023	$14.4	$64.6	$79.0

The gross carrying amount, accumulated impairment, and net book value of the Company's goodwill balances by reporting unit are summarized as follows:

	June 30, 2023			December 31, 2022

	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas - Manufacturing	$166.5	$(166.5)	$—	$166.5	$(166.5)	$—
Americas - Distribution	14.4	—	14.4	14.4	—	14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	64.6	—	64.6	65.7	—	65.7
Total	$327.7	$(248.7)	$79.0	$328.8	$(248.7)	$80.1

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event for the three and six months ended June 30, 2023.

The gross carrying amount, accumulated amortization, and net book value of the Company’s other intangible assets other than goodwill as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$26.5	$(10.9)	$15.6	$26.5	$(10.0)	$16.5
Patents	29.0	(28.5)	0.5	28.7	(28.2)	0.5
Noncompetition agreements	4.2	(1.6)	2.6	4.2	(1.2)	3.0
Trademarks and tradenames	2.2	(0.8)	1.4	2.2	(0.6)	1.6
Other intangibles	0.6	(0.6)	—	0.6	(0.5)	0.1
Total	62.5	(42.4)	20.1	62.2	(40.5)	21.7
Indefinite lived intangible assets:
Trademarks and tradenames	92.0	—	92.0	91.0	—	91.0
Distribution network	14.1	—	14.1	14.0	—	14.0
Total	106.1	—	106.1	105.0	—	105.0
Total other intangible assets	$168.6	$(42.4)	$126.2	$167.2	$(40.5)	$126.7

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event for the three and six months ended June 30, 2023.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event for the three and six months ended June 30, 2023.

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended June 30, 2023 and 2022 was $0.7 million and $0.8 million, respectively. Amortization expense for the six months ended June 30, 2023 and 2022 was $1.7 million and $1.6 million, respectively.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023	December 31, 2022
Trade accounts payable	$297.8	$274.6
Employee-related expenses	48.4	51.0
Accrued vacation	26.3	22.4
Miscellaneous accrued expenses	119.9	98.4
Total accounts payable and accrued expenses	$492.4	$446.4

11. Debt

Outstanding debt as of June 30, 2023 and December 31, 2022 is summarized as follows:

	June 30, 2023	December 31, 2022
Borrowings under senior secured asset based revolving credit facility	$82.0	$80.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	7.4	8.0
Deferred financing costs	(2.0)	(2.4)
Total debt	387.4	385.6
Short-term borrowings and current portion of long-term debt	(6.7)	(6.1)
Long-term debt	$380.7	$379.5

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

As of June 30, 2023 and December 31, 2022, the Company had borrowings on the ABL Revolving Credit Facility of $82.0 million and $80.0 million, respectively. As of June 30, 2023, the spreads for SOFR and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of $189.8 million, which represents revolver borrowing capacity of $275.0 million less $82.0 million of borrowings outstanding and $3.2 million of U.S. letters of credit outstanding.

As of June 30, 2023, the Company had other indebtedness outstanding of $7.4 million that had a weighted-average interest rate of approximately 4.1%. This debt includes balances on local credit lines and other financing arrangements.

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

As of June 30, 2023, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with no maximum availability and one U.S. accounts receivable financing program with maximum availability of $27.0 million. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with Accounting Standards Codification ("ASC") Topic 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit.

For the three and six months ended June 30, 2023, cash proceeds from the factoring of accounts receivable qualifying as sales were $41.3 million and $82.7 million, respectively. For the three and six months ended June 30, 2022, cash proceeds from the factoring of accounts receivable qualifying as sales were $58.4 million and $104.0 million, respectively.

Financing charges associated with the factoring of receivables qualifying as sales are included in interest expense in the Condensed Consolidated Statements of Operations. Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three and six months ended June 30, 2023 and 2022 were immaterial.

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

For the three months ended June 30, 2023, and 2022, the Company recorded a benefit for income taxes of $5.2 million and $7.1 million, respectively. For the six months ended June 30, 2023, and 2022, the Company recorded a benefit for income taxes of $1.0 million and $0.6 million, respectively. During the three months ended June 30, 2023, a discrete net tax benefit of $13.5 million was recorded, of which $13.9 million is related to the release of a remaining valuation allowance against tax assets after estimated current year utilization. During the three months ended June 30, 2022, a discrete tax benefit of $11.0 million was recorded, primarily related to the release of a $12.1 million uncertain tax position, inclusive of $1.2 million of interest, related to U.S. Federal tax planning strategies implemented as a result of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The increase in the Company’s tax benefit for the three and six months ended June 30, 2023, relative to the prior year primarily relates to an increase in the discrete tax benefit recorded year over year.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $9.2 million and $9.1 million as of June 30, 2023, and December 31, 2022, respectively.

14. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	35,084,580	35,283,969	35,102,924	35,208,349
Effect of dilutive securities - equity compensation awards	565,563	266,973	664,028	356,533
Diluted weighted average common shares outstanding	35,650,143	35,550,942	35,766,952	35,564,882

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 440,355 and 479,723 common shares were excluded from the diluted weighted average common shares outstanding for the three and six months ended June 30, 2023, respectively. Anti-dilutive equity instruments of 1,087,078 and 950,392 common shares were excluded from the diluted weighted average common shares outstanding for the three and six months ended June 30, 2022, respectively.

No cash dividends were declared or paid during the three and six months ended June 30, 2023 and 2022.

15. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of June 30, 2023, the Company has $2.1 million remaining under an authorization from the Board of Directors to purchase up to $30.0 million of the Company's common stock at management's discretion. During the three months ended June 30, 2023, the Company repurchased 129,138 shares of the Company's common stock for $2.0 million under this authorization. During the six months ended June 30, 2023, the Company repurchased 320,984 shares of the Company's common stock for $5.5 million under this authorization.

As of June 30, 2023, the Company’s operations in Russia have been substantially curtailed. As a result, for the three and six months ended June 30, 2023, the Company released $9.3 million of non-cash foreign currency translation adjustments recorded in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to other expense – net in the

Condensed Consolidated Statement of Operations. The results of the Company’s Russian operations continue to be included in its consolidated results in accordance with ASC 810, “Consolidation.”

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the three months ended June 30, 2023 and 2022 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of March 31, 2022	$(0.2)	$(32.9)	$(75.6)	$(108.7)
Other comprehensive loss before reclassifications	(3.6)	(0.1)	(20.5)	(24.2)
Amounts reclassified from accumulated other comprehensive loss	1.5	0.3	—	1.8
Net other comprehensive income (loss)	(2.1)	0.2	(20.5)	(22.4)
Balance as of June 30, 2022	$(2.3)	$(32.7)	$(96.1)	$(131.1)

Balance as of March 31, 2023	$2.1	$(16.3)	$(93.8)	$(108.0)
Other comprehensive income (loss) before reclassifications	(0.7)	(1.6)	0.2	(2.1)
Amounts reclassified from accumulated other comprehensive loss	(1.8)	0.7	9.3	8.2
Net other comprehensive income (loss)	(2.5)	(0.9)	9.5	6.1
Balance as of June 30, 2023	$(0.4)	$(17.2)	$(84.3)	$(101.9)

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the six months ended June 30, 2023 and 2022 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2021	$—	$(32.3)	$(70.1)	$(102.4)
Other comprehensive loss before reclassifications	(3.9)	(1.2)	(26.0)	(31.1)
Amounts reclassified from accumulated other comprehensive loss	1.6	0.8	—	2.4
Net other comprehensive loss	(2.3)	(0.4)	(26.0)	(28.7)
Balance as of June 30, 2022	$(2.3)	$(32.7)	$(96.1)	$(131.1)

Balance as of December 31, 2022	$5.4	$(15.3)	$(98.0)	$(107.9)
Other comprehensive income (loss) before reclassifications	(0.6)	(3.3)	4.4	0.5
Amounts reclassified from accumulated other comprehensive loss	(5.2)	1.4	9.3	5.5
Net other comprehensive income (loss)	(5.8)	(1.9)	13.7	6.0
Balance as of June 30, 2023	$(0.4)	$(17.2)	$(84.3)	$(101.9)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$1.8	$(1.5)	$5.2	$(1.6)		Cost of sales
Total before income taxes	1.8	(1.5)	5.2	(1.6)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$1.8	$(1.5)	$5.2	$(1.6)

Amortization of pension and postretirement items
Actuarial losses	$(0.7)	$(0.7)	$(1.4)	$(1.5)	(a)	Other expense - net
Amortization of prior service cost	—	0.4	—	0.7	(a)	Other expense - net
Total before income taxes	(0.7)	(0.3)	(1.4)	(0.8)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$(0.7)	$(0.3)	$(1.4)	$(0.8)

Foreign currency translation
Losses on foreign currency translation	$(9.3)	$—	$(9.3)	$—		Other expense - net
Total before income taxes	(9.3)	—	(9.3)	—
Provision for income taxes	—	—	—	—
Total, net of income taxes	$(9.3)	$—	$(9.3)	$—

Total reclassifications for the period, net of income taxes	$(8.2)	$(1.8)	$(5.5)	$(2.4)

(a)
These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 20, “Employee Benefit Plans,” for additional information).

16. Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2023 is included in the Company’s 2022 Annual Report on Form 10-K. The total number of shares of the Company’s common stock available for awards under the Company’s 2013 Omnibus Incentive Plan is 7,477,395 shares. The total number of shares of the Company’s common stock available for issuance as of June 30, 2023 is 3,290,968 shares.

Stock-based compensation expense was $2.3 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation was $5.4 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively. The Company reports stock-based compensation expense within engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 Omnibus Incentive Plan.

The Company granted 22,591 and 20,929 restricted stock units during the three months ended June 30, 2023 and 2022, respectively. The Company granted 500,283 and 399,552 restricted stock units, inclusive of 77,576 and 56,640 director awards, during the six months ended June 30, 2023 and 2022, respectively. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date and director awards vest immediately on the grant date.

No performance shares units were issued by the Company to employees during the three months ended June 30, 2023 and 2022, respectively. A total of 316,022 and 198,334 performance shares units were issued by the Company to employees during the six months ended June 30, 2023 and 2022, respectively. Performance share units vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year.

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

The following table shows information by reportable segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Sales
Americas	$319.4	$226.2	$583.8	$442.1
EURAF	185.8	209.0	364.0	388.2
MEAP	97.6	62.0	163.3	125.9
Total	$602.8	$497.2	$1,111.1	$956.2
Segment Operating Income
Americas	$29.6	$18.4	$58.1	$24.2
EURAF	6.4	0.6	10.0	12.0
MEAP	19.0	8.0	27.6	21.1
Total	$55.0	$27.0	$95.7	$57.3
Depreciation
Americas	$7.4	$9.3	$14.6	$19.0
EURAF	5.4	4.9	10.8	10.0
MEAP	0.6	0.7	1.2	1.3
Corporate	0.8	0.7	1.5	1.4
Total	$14.2	$15.6	$28.1	$31.7
Capital Expenditures
Americas	$19.0	$2.6	$23.4	$5.2
EURAF	7.2	4.8	11.9	10.4
MEAP	0.8	0.7	1.0	1.2
Corporate	—	—	—	—
Total	$27.0	$8.1	$36.3	$16.8

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Segment operating income	$55.0	$27.0	$95.7	$57.3
Unallocated corporate expenses	(20.6)	(8.7)	(31.0)	(21.4)
Unallocated restructuring expense	—	—	(0.1)	—
Total operating income	$34.4	$18.3	$64.6	$35.9

Net sales by geographic area for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$270.9	$199.1	$484.7	$391.2
Europe	178.0	200.9	352.4	375.1
Other	153.9	97.2	274.0	189.9
Total net sales	$602.8	$497.2	$1,111.1	$956.2

New machine and non-new machines sales for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
New machine sales	$452.4	$358.1	$808.9	$687.7
Non-new machine sales	150.4	139.1	302.2	268.5
Total net sales	$602.8	$497.2	$1,111.1	$956.2

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

As of June 30, 2023, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of June 30, 2023, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of June 30, 2023, current and long-term product liability reserves were $7.7 million and $6.1 million, respectively. As of December 31, 2022, current and long-term product liability reserves were $9.4 million and zero, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Condensed Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of June 30, 2023 and December 31, 2022, the Company had $0.8 million and zero, respectively, of estimated insurance recoveries included in other current assets in the Condensed Consolidated Balance Sheets.

Reserves for product-related lawsuits were estimated using a combination of actual case reserves and actuarial methods. Based on the Company’s experience in defending product liability claims, management believes the reserves are adequate for estimated case resolutions on aggregate self-insured claims and insured claims. Any recoveries from insurance carriers are dependent upon the legal sufficiency of claims and solvency of insurance carriers.

As of June 30, 2023 and December 31, 2022, the Company had reserves of $53.7 million and $58.0 million, respectively, for warranty and other related claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 19, “Guarantees,” for further information.

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

Based on management's current assessment of the facts underlying these matters, the Company recorded an additional charge of $10.8 million for the three and six months ended June 30, 2023. The total recorded estimated liability in the Company's Condensed Consolidated Balance Sheets is $25.7 million and $14.9 million as of June 30, 2023 and December 31, 2022, respectively. Other than the foregoing, the Company is unable to provide further meaningful quantification as to the final resolution of these matters. However, the Company calculated the statutory maximum penalties under the Clean Air Act to be approximately $174.0 million. The Company believes it has strong legal and factual defenses and will vigorously defend any allegations of noncompliance and the factors that could apply in the assessment of any civil penalty. Final resolution of these matters may have a material impact on the Company’s financial condition, results of operations or cash flows.

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic

842 included in other current and non-current liabilities as of June 30, 2023 and December 31, 2022 was $25.4 million and $27.3 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of June 30, 2023 and December 31, 2022 was $41.4 million and $42.5 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $11.8 million and $15.0 million as of June 30, 2023 and December 31, 2022, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. In addition, the Company may incur other warranty related costs outside of its standard warranty period. Costs for other warranty-related work are recorded in the period a loss is probable and can be reasonably estimated. Below is a table summarizing the warranty and other warranty related work for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$56.4	$59.4	$58.0	$60.2
Adjustments to accruals for warranties	4.4	5.9	11.0	11.8
Settlements made (in cash or in kind) during the period	(7.1)	(6.7)	(15.6)	(12.8)
Currency translation	0.0	(1.4)	0.3	(2.0)
Balance at end of period	$53.7	$57.2	$53.7	$57.2

Included in the warranty balance as of June 30, 2023 and December 31, 2022 is $9.9 million and $9.2 million, respectively, of long-term warranty which is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of June 30, 2023 and December 31, 2022 was $7.0 million and $6.6 million, respectively.

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

The components of periodic benefit cost for the three and six months ended June 30, 2023 and 2022 are summarized as follows:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$—	$—	$0.5	$0.1
Interest cost of projected benefit obligations	1.4	0.6	0.1	0.8	0.3	0.1
Expected return on plan assets	(0.9)	(0.4)	—	(1.3)	(0.3)	—
Amortization of prior service cost	—	—	—	—	—	(0.4)
Amortization of actuarial net (gain) loss	0.6	0.4	(0.3)	0.5	0.4	(0.2)
Net periodic benefit cost (income)	$1.1	$0.9	$(0.2)	$—	$0.9	$(0.4)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.6	$—	$—	$0.9	$0.1
Interest cost of projected benefit obligations	2.8	1.3	0.2	1.6	0.7	0.1
Expected return on plan assets	(1.9)	(0.8)	—	(2.6)	(0.6)	—
Amortization of prior service cost	—	—	—	—	—	(0.7)
Amortization of actuarial net (gain) loss	1.2	0.8	(0.6)	1.0	0.8	(0.3)
Net periodic benefit cost (income)	$2.1	$1.9	$(0.4)	$—	$1.8	$(0.8)

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

Current Events

Supply Chain, Labor and Logistics Challenges

The Company continues to actively monitor global supply chain, labor and logistics constraints which had a negative impact on the Company's ability to timely source parts and complete and ship units for the three and six months ended June 30, 2023. While the Company has experienced some relief of the supply chain and logistics constraints, supply chains for certain key components remain distressed. The Company continues to actively monitor and manage supply chain constraints through alternative sourcing of parts and adapting production to limit waste and inefficiencies in the facilities. Continuing or worsening supply chain, labor and logistics constraints may have a material adverse impact on the Company's financial condition, results of operations or cash flows.

Curtailment of Operations in Russia

As of June 30, 2023, the Company's operations in Russia have been substantially curtailed. As a result, for the three and six months ended June 30, 2023, the Company released $9.3 million of non-cash foreign currency translation adjustments recorded in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to other expense – net in the Condensed Consolidated Statement of Operations. The Company does not anticipate material future charges related to the curtailment of operations in Russia.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company has three reportable segments: the Americas segment, EURAF segment and MEAP segment. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Dollar Change	Percentage Change	2023	2022	Dollar Change	Percentage Change
Net Sales
Americas	$319.4	$226.2	$93.2	41.2%	$583.8	$442.1	$141.7	32.1%
EURAF	185.8	209.0	(23.2)	(11.1)%	364.0	388.2	(24.2)	(6.2)%
MEAP	97.6	62.0	35.6	57.4%	163.3	125.9	37.4	29.7%

Segment Operating Income (Loss)
Americas	$29.6	$18.4	$11.2	60.9%	$58.1	$24.2	$33.9	140.1%
EURAF	6.4	0.6	5.8	*	10.0	12.0	(2.0)	(16.7)%
MEAP	19.0	8.0	11.0	137.5%	27.6	21.1	6.5	30.8%
*Measure not meaningful

Americas

Americas segment net sales increased 41.2% for the three months ended June 30, 2023 to $319.4 million from $226.2 million for the same period in 2022. The increase was primarily attributable to higher new machine sales as a result of a higher shippable backlog entering the quarter, higher non-new machine sales and pricing actions.

Americas segment operating income increased $11.2 million for the three months ended June 30, 2023 to $29.6 million from $18.4 million for the same period in 2022. The increase was primarily due to the higher net sales and favorable product mix. This was partially offset by charges for certain product-related lawsuits, higher material costs and higher labor costs in engineering, selling and administrative expenses.

Americas segment net sales increased 32.1% for the six months ended June 30, 2023 to $583.8 million from $442.1 million for the same period in 2022. The increase was primarily attributable to higher new machine sales as a result of a higher shippable backlog entering the year, higher non-new machine sales and pricing actions.

Americas segment operating income increased $33.9 million for the six months ended June 30, 2023 to $58.1 million from $24.2 million for the same period in 2022. The increase was primarily due to the higher net sales and favorable product mix. This was partially offset by charges for certain product-related lawsuits, higher material costs and higher labor costs in engineering, selling and administrative expenses.

EURAF

EURAF segment net sales decreased 11.1% for the three months ended June 30, 2023 to $185.8 million from $209.0 million for the same period in 2022. The decrease was primarily attributable to lower new and non-new machine sales, partially offset by pricing actions. Segment net sales was favorably impacted by $4.0 million from changes in foreign currency exchange rates.

EURAF segment operating income increased $5.8 million for the three months ended June 30, 2023 to $6.4 million from $0.6 million for the same period in 2022. The increase was primarily attributable to favorable product mix and pricing actions. Segment operating income was favorably impacted by $0.8 million from changes in foreign currency exchange rates.

EURAF segment net sales decreased 6.2% for the six months ended June 30, 2023 to $364.0 million from $388.2 million for the same period in 2022. The decrease was primarily attributable to lower new machine sales, partially offset by pricing actions. Segment net sales was unfavorably impacted by $4.0 million from changes in foreign currency exchange rates.

EURAF segment operating income decreased $2.0 million for the six months ended June 30, 2023 to $10.0 million from $12.0 million for the same period in 2022. The decrease was primarily attributable to lower net sales and higher labor costs in engineering, selling and administrative expenses. This was partially offset by favorable product mix and pricing actions. Segment operating income was favorably impacted by $0.1 million from changes in foreign currency exchange rates.

MEAP

MEAP segment net sales increased 57.4% for the three months ended June 30, 2023 to $97.6 million from $62.0 million for the same period in 2022. The increase was primarily attributable to higher new and non-new machine sales. Segment net sales was unfavorably impacted by $0.9 million from changes in foreign currency exchange rates.

MEAP segment operating income increased $11.0 million for the three months ended June 30, 2023 to $19.0 million from $8.0 million for the same period in 2022. The increase was primarily attributable to the higher net sales and favorable product mix, partially offset by higher labor costs in engineering, selling and administrative expenses. Segment operating income was unfavorably impacted by $0.1 million from changes in foreign currency exchange rates.

MEAP segment net sales increased 29.7% for the six months ended June 30, 2023 to $163.3 million from $125.9 million for the same period in 2022. The increase was primarily attributable to higher new and non-new machine sales. Segment net sales was unfavorably impacted by $4.2 million from changes in foreign currency exchange rates.

MEAP segment operating income increased $6.5 million for the six months ended June 30, 2023 to $27.6 million from $21.1 million for the same period in 2022. The increase was primarily attributable to the higher net sales and favorable product mix. This was partially offset by higher labor and administrative costs and $4.8 million of income recorded in the prior year related to the partial recovery of the previously written-off long-term note receivable from the 2014 divestiture of the Company’s Chinese joint venture. Segment operating income was unfavorably impacted by $0.5 million from changes in foreign currency exchange rates.

Results of Operations For The Three and Six Months Ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
Orders	$550.5	$434.0	26.8%	$1,075.3	$915.6	17.4%
Backlog	1,024.6	947.8	8.1%	1,024.6	947.8	8.1%
Net sales	602.8	497.2	21.2%	1,111.1	956.2	16.2%
Gross profit	123.0	88.7	38.7%	229.3	173.7	32.0%
Gross profit %	20.4%	17.8%		20.6%	18.2%
Engineering, selling and administrative expenses	87.6	69.3	26.4%	162.7	135.8	19.8%
Interest expense	9.0	7.9	13.9%	17.1	15.3	11.8%
Other expense - net	(10.0)	(2.1)	*	(11.1)	(2.3)	*
Benefit for income taxes	(5.2)	(7.1)	(26.8)%	(1.0)	(0.6)	66.7%
*Measure not meaningful

Orders and Backlog

Backlog represents the dollar value of orders which are expected to be recognized in net sales in the future. Orders are included in backlog when an executed binding contract with a price that has a floor has been received but has not been recognized in net sales. Orders and backlog are not measures defined by GAAP and our methodology for determining orders and backlog may vary from the methodology used by other companies. Management uses orders and backlog for capacity and resource planning. We believe this information is useful to investors to provide an indication of our future revenues.

Orders for the three months ended June 30, 2023 increased 26.8% to $550.5 million from $434.0 million for the same period in 2022. The increase was primarily attributable to higher demand in all of the Company’s segments. Orders were favorably impacted by $4.0 million from changes in foreign currency exchange rates.

Orders for the six months ended June 30, 2023 increased 17.4% to $1,075.3 million from $915.6 million for the same period in 2022. The increase was primarily attributable to higher demand in all of the Company’s segments. Orders were unfavorably impacted by $4.5 million from changes in foreign currency exchange rates.

As of June 30, 2023, total backlog was $1,024.6 million, a 3.0% decrease from the December 31, 2022 backlog of $1,056.0 million, and a 8.1% increase from the June 30, 2022 backlog of $947.8 million. The decrease in backlog from December 31, 2022, was primarily attributable to higher shipments as a result of improving supply chain conditions. Backlog was favorably impacted from changes in foreign currency exchange rates by $5.3 million and $11.9 million from December 31, 2022 and June 30, 2022, respectively.

Net Sales

Consolidated net sales for the three months ended June 30, 2023 increased 21.2% to $602.8 million from $497.2 million in the same period in 2022. The increase was primarily attributable to higher new and non-new machine sales in the Americas and MEAP segments and global pricing actions. This was partially offset by lower sales in the EURAF segment. Net sales was favorably impacted by $3.1 million from changes in foreign currency exchange rates.

Consolidated net sales for the six months ended June 30, 2023 increased 16.2% to $1,111.1 million from $956.2 million for the same period in 2022. The increase was primarily attributable to higher new and non-new machine sales in the Americas and MEAP segments and global pricing actions. This was partially offset by lower sales in the EURAF segment. Net sales was unfavorably impacted by $8.1 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended June 30, 2023 was $123.0 million, an increase of $34.3 million compared to $88.7 million for the same period in 2022. The increase was primarily attributable to the higher net sales and favorable product mix. Gross profit was favorably impacted by $0.5 million from changes in foreign currency exchange rates.

Gross profit percentage increased in the three months ended June 30, 2023 to 20.4% from 17.8% for the same period in 2022 primarily due to favorable product mix and pricing actions.

Gross profit for the six months ended June 30, 2023 was $229.3 million, an increase of $55.6 million compared to $173.7 million for the same period in 2022. The increase was primarily attributable to the higher net sales and favorable product mix. Gross profit was unfavorably impacted by $1.6 million from changes in foreign currency exchange rates.

Gross profit percentage increased during the six months ended June 30, 2023 to 20.6% from 18.2% for the same period in 2022 primarily due to favorable product mix and pricing actions.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses increased 26.4% to $87.6 million for the three months ended June 30, 2023 compared to $69.3 million for the same period in 2022. The increase was primarily attributable to a $10.8 million charge related to a legal matter with the U.S. EPA and higher employee related costs. Engineering, selling, and administrative expenses were unfavorably impacted by $0.4 million from changes in foreign currency exchange rates.

Engineering, selling and administrative expenses increased 19.8% to $162.7 million for the six months ended June 30, 2023 compared to $135.8 million for the same period in 2022. The increase was primarily attributable to a $10.8 million charge related to a legal matter with the U.S. EPA, higher employee related costs and $4.8 million of benefit recorded in the prior year from the partial recovery of the previously written-off long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture. Engineering, selling and administrative expenses were favorably impacted by $1.2 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended June 30, 2023 was $9.0 million compared to $7.9 million for the same period in 2022. Interest expense increased year-over-year primarily due to higher interest rates on borrowings from the Company's ABL revolving credit facility. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Interest expense for the six months ended June 30, 2023 was $17.1 million compared to $15.3 million for the same period in 2022. Interest expense increased year-over-year primarily due to higher interest rates on borrowings from the Company's ABL revolving credit facility. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Other Expense - Net

Other expense - net was $10.0 million during the three months ended June 30, 2023 and $2.1 million for the same period in 2022. Other expense – net during the three months ended June 30, 2023 was primarily composed of a $9.3 million non-cash write-off of foreign currency translation adjustments related to the curtailment of operations in Russia and $1.5 million of pension benefit and postretirement health costs. This was partially offset by $1.4 million of net foreign currency gains and a $0.2 million gain on disposal of property, plant and equipment. Other income – net during the three months ended June 30, 2022 was primarily composed of $2.6 million of net foreign currency losses and a $0.5 million charge related to non-capitalizable one-time legal and debt related costs, partially offset by a $1.1 million gain on disposal of property, plant and equipment.

Other expense - net was $11.1 million during the six months ended June 30, 2023 and $2.3 million for the same period in 2022. Other expense – net during the six months ended June 30, 2023 was primarily composed of a $9.3 million non-cash write-off of foreign currency translation adjustments related to the curtailment of operations in Russia and $3.1 million of pension benefit and postretirement health costs. This was partially offset by $1.8 million of net foreign currency gains and a $0.2 million gain on disposal of property, plant and equipment. Other expense – net during the six months ended June 30, 2022 was primarily composed of $3.2 million of net foreign currency losses and a $0.5 million charge related to non-capitalizable one-time legal and debt related costs, partially offset by a $1.1 million gain on disposal of property, plant and equipment.

Benefit for Income Taxes

For the three months ended June 30, 2023 and 2022, the Company recorded a benefit for income taxes of $5.2 million and $7.1 million, respectively. During the three months ended June 30, 2023, a discrete net tax benefit of $13.5 million was recorded, of which $13.9 million is related to the release of a remaining valuation allowance against tax assets after estimated current year utilization. During the three months ended June 30, 2022, a discrete tax benefit of $11.0 million was recorded, primarily related to the release of a $12.1 million uncertain tax position, inclusive of $1.2 million of interest, related to U.S. Federal tax planning strategies implemented as a result of the CARES Act. The increase in the Company’s tax benefit for the three ended June 30, 2023, relative to the prior year primarily relates to an increase in the discrete tax benefit recorded year over year.

For the six months ended June 30, 2023 and 2022, the Company recorded a benefit for income taxes of $1.0 million and $0.6 million, respectively. The increase in the Company’s tax benefit for the six months ended June 30, 2023, relative to the prior year primarily relates to an increase in the discrete tax benefit recorded year over year.

Financial Condition

Cash Flows

A summary of cash flows for the six months ended June 30, 2023 and 2022 are as follows:

	Six Months Ended June 30,
	2023	2022	Dollar Change
Net cash provided by (used for) operating activities	$(3.1)	$5.7	$(8.8)
Net cash used for investing activities	(31.2)	(13.1)	(18.1)
Net cash used for financing activities	(4.4)	(25.9)	21.5
Cash and cash equivalents	25.9	42.5	(16.6)

Cash Flows From Operating Activities

Cash flows used for operating activities of $3.1 million for the six months ended June 30, 2023 decreased $8.8 million from cash provided by operating activities of $5.7 million for the same period in 2022. The decrease in net cash provided by operating activities was due to higher working capital driven by an increase in inventory due to cost inflation, logistics constraints and increased stocking of inventory due to higher demand. This was partially offset by higher net income adjusted for non-cash items.

Cash Flows From Investing Activities

Net cash used for investing activities of $31.2 million for the six months ended June 30, 2023 increased $18.1 million from $13.1 million for the same period in 2022. The increase in net cash used for investing activities was primarily due to $19.5 million of higher capital expenditures and $2.3 million of cash receipts in the prior year related to the finalization of the purchase price for the acquisition of the crane business of H&E. This was partially offset by $3.7 million of higher proceeds from the sale of property, plant and equipment as compared to the prior year.

Cash Flows From Financing Activities

Net cash used for financing activities of $4.4 million for the six months ended June 30, 2023 decreased $21.5 million from $25.9 million for the same period in 2022. The decrease in net cash used for financing activities was primarily due to $2.0 million of net proceeds under the Company’s ABL Revolving Credit Facility as compared to $20.0 million of net payments in the prior year. This was partially offset by $3.6 million of higher common stock repurchases as compared to the prior year.

Liquidity and Capital Resources

The Company’s liquidity position as of June 30, 2023, December 31, 2022 and June 30, 2022 is summarized as follows:

	June 30, 2023	December 31, 2022	June 30, 2022
Cash and cash equivalents	$25.9	$64.4	$42.5
Revolver borrowing capacity	275.0	275.0	275.0
Other debt availability	43.4	43.8	43.3
Less: Borrowings on revolver	(82.0)	(80.0)	(80.0)
Less: Borrowings on other debt	(4.2)	(4.3)	(10.1)
Less: Outstanding letters of credit	(3.2)	(3.0)	(3.0)
Total liquidity	$254.9	$295.9	$267.7

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

The maximum availability under the Company’s current ABL Revolving Credit Facility is $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable, and fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of 5 years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility.

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities in Europe and a committed facility in China to fund working capital. There are six facilities, of which five facilities are denominated in Euros totaling €36.0 million and one facility denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of June 30, 2023 for the six overdraft facilities is $43.4 million, with $4.2 million outstanding.

Debt

Outstanding debt as of June 30, 2023 and December 31, 2022 is summarized as follows:

	June 30, 2023	December 31, 2022
Borrowings under senior secured asset based revolving credit facility	$82.0	$80.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	7.4	8.0
Deferred financing costs	(2.0)	(2.4)
Total debt	387.4	385.6
Short-term borrowings and current portion of long-term debt	(6.7)	(6.1)
Long-term debt	$380.7	$379.5

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

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring, other expense - net, and certain other non-recurring items. The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 and trailing twelve months is summarized as follows.

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve
	2023	2022	2023	2022	Months
Net income (loss)	$20.2	$15.1	$36.7	$18.2	$(105.1)
Interest expense and amortization of deferred financing fees	9.4	8.2	17.8	16.0	34.8
Provision (benefit) for income taxes	(5.2)	(7.1)	(1.0)	(0.6)	3.0
Depreciation expense	14.2	15.6	28.1	31.7	57.0
Amortization of intangible assets	0.7	0.8	1.7	1.6	3.2
EBITDA	39.3	32.6	83.3	66.9	(7.1)
Restructuring expense	0.3	0.3	0.3	0.4	1.4
Asset impairment expense (1)	—	—	—	—	171.9
Other non-recurring items - net (2)	10.8	1.4	10.8	(2.0)	11.8
Other expense - net (3)	10.0	2.1	11.1	2.3	3.0
Adjusted EBITDA	$60.4	$36.4	$105.5	$67.6	$181.0

Adjusted EBITDA margin percentage	10.0%	7.3%	9.5%	7.1%	8.3%
(1)
The adjustment for the trailing twelve months represents non-cash goodwill and indefinite-lived intangible asset impairment charges.
(2)
Other non-recurring items - net for the three months and six months ended June 30, 2023 relate to $10.8 million of costs associated with a legal matter with the U.S. EPA. Other non-recurring items - net for the three months ended June 30, 2022 relate to $1.1 million of fair value step up on rental fleet assets sold during the period that was expensed within cost of sales, $0.1 million of other one-time costs associated with the acquired businesses, and other one-time charges of $0.2 million. Other non-recurring items - net for the six months ended June 30, 2022 relate to $4.8 million of income from the partial recovery of the previously written off long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture, partially offset by $2.0 million of fair value step up on rental fleet assets sold during the period that was expensed within cost of sales, $0.6 million of other one-time costs associated with the acquired business, and other one-time charges of $0.2 million. Other non-recurring items - net for the trailing twelve months relate to $10.8 million of costs associated with a legal matter with the U.S. EPA and $1.0 million of fair value step up on rental fleet assets sold during the period that was expensed within cost of sales.
(3)
Other expense - net includes net foreign currency gains (losses), other components of net periodic pension costs, costs associated with legal matters, and other items in the three, six, and trailing twelve months ended June 30, 2023 and the three and six months ended June 30, 2022. Other expense – net for the three, six, and trailing twelve months ended June 30, 2023 includes a $9.3 million write-off of non-cash foreign currency translation adjustments from the curtailment of operations in Russia.

Free Cash Flows

Free cash flows is defined as net cash provided by (used for) operating activities less cash outflow from investment in capital expenditures. The reconciliation of net cash provided by (used for) operating activities to free cash flows for the three and six months ended June 30, 2023 and 2022 is summarized as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net cash provided by (used for) operating activities	$(17.2)	$0.1	$(3.1)	$5.7
Capital expenditures	(27.0)	(8.1)	(36.3)	(16.8)
Free cash flows	$(44.2)	$(8.0)	$(39.4)	$(11.1)

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

As of June 30, 2023, the Company has $2.1 million remaining under an authorization from the Board of Directors to purchase up to $30.0 million of the Company’s common stock at management’s discretion. The Company's share repurchases program purchases shares in the open market to offset stock-based awards issued in conjunction with the Company's 2013 Omnibus Incentive Plan.

The Company's purchases of equity securities in the second quarter 2023 are summarized as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Program
April 2023	—	$—	—	$4.1
May 2023	129,138	$15.46	129,138	$2.1
June 2023	—	$—	—	$2.1
Total	129,138		129,138

Shares withheld to satisfy statutory tax withholding requirements related to the vesting of stock-based awards are not issued or considered share repurchases under the Company's share repurchase program and, therefore, are excluded from the table above.

Item 5. Other Information

(c) During the three months ended June 30, 2023, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

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

Date: August 8, 2023	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ryan M. Palmer
Ryan M. Palmer
Vice President, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)