Form 10-Q
period 2023-09-30
MANITOWOC CO INC
filed 2023-11-02
CIK 61986

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of September 30, 2023, the registrant had 35,085,030 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

($ in millions, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$520.9	$454.7	$1,632.0	$1,410.9
Cost of sales	424.1	380.4	1,305.9	1,162.9
Gross profit	96.8	74.3	326.1	248.0
Operating costs and expenses:
Engineering, selling and administrative expenses	77.4	65.8	240.1	201.6
Amortization of intangible assets	0.7	0.8	2.4	2.4
Restructuring expense	0.7	0.1	1.0	0.5
Total operating costs and expenses	78.8	66.7	243.5	204.5
Operating income	18.0	7.6	82.6	43.5
Other expense:
Interest expense	(8.4)	(8.0)	(25.5)	(23.3)
Amortization of deferred financing fees	(0.3)	(0.3)	(1.0)	(1.0)
Other income (expense) - net	1.1	2.7	(10.0)	0.4
Total other expense	(7.6)	(5.6)	(36.5)	(23.9)
Income before income taxes	10.4	2.0	46.1	19.6
Benefit for income taxes	—	(0.3)	(1.0)	(0.9)
Net income	$10.4	$2.3	$47.1	$20.5

Per Share Data and Share Amounts:
Basic net income per common share	$0.30	$0.07	$1.34	$0.58

Diluted net income per common share	$0.29	$0.07	$1.31	$0.58

Weighted average shares outstanding - basic	35,080,037	35,181,262	35,095,211	35,199,221
Weighted average shares outstanding - diluted	35,787,704	35,374,194	35,836,672	35,470,301

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$10.4	$2.3	$47.1	$20.5
Other comprehensive income (loss), net of income tax
Unrealized loss on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(4.6)	(0.8)	(10.4)	(3.1)
Employee pension and postretirement benefit income (expense), net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(0.3)	0.3	(2.2)	(0.1)
Foreign currency translation adjustments, net of income tax benefit (expense) of ($0.2), $0.5, $0.7, and $1.2, respectively	(14.1)	(25.6)	(0.4)	(51.6)
Total other comprehensive loss, net of income tax	(19.0)	(26.1)	(13.0)	(54.8)
Comprehensive income (loss)	$(8.6)	$(23.8)	$34.1	$(34.3)

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2023 and December 31, 2022

(Unaudited)

($ in millions, except per share amounts)

	September 30, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$40.0	$64.4
Accounts receivable, less allowances of $4.6 and $5.3, respectively	252.8	266.3
Inventories	719.9	611.9
Notes receivable — net	6.6	10.6
Other current assets	33.9	45.3
Total current assets	1,053.2	998.5
Property, plant and equipment — net	349.2	335.3
Operating lease right-of-use assets	46.1	45.2
Goodwill	78.4	80.1
Intangible assets — net	123.5	126.7
Other non-current assets	41.8	29.7
Total assets	$1,692.2	$1,615.5
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$462.7	$446.4
Customer advances	24.3	21.9
Short-term borrowings and current portion of long-term debt	30.3	6.1
Product warranties	47.5	48.8
Other liabilities	23.7	24.6
Total current liabilities	588.5	547.8
Non-Current Liabilities:
Long-term debt	368.5	379.5
Operating lease liabilities	35.7	34.3
Deferred income taxes	4.9	4.9
Pension obligations	56.4	51.7
Postretirement health and other benefit obligations	7.8	8.2
Long-term deferred revenue	17.7	15.6
Other non-current liabilities	39.7	35.7
Total non-current liabilities	530.7	529.9
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,085,030 and 35,085,008 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	609.5	606.7
Accumulated other comprehensive loss	(120.9)	(107.9)
Retained earnings	151.4	104.3
Treasury stock, at cost (5,708,953 and 5,708,975 shares, respectively)	(67.4)	(65.7)
Total stockholders' equity	573.0	537.8
Total liabilities and stockholders' equity	$1,692.2	$1,615.5

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2023 and 2022

(Unaudited)

($ in millions)

	Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$47.1	$20.5
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation	41.8	46.2
Amortization of intangible assets	2.4	2.4
Stock-based compensation expense	7.8	5.6
Amortization of deferred financing fees	1.0	1.0
Gain on sale of property, plant and equipment	—	(0.9)
Net unrealized foreign currency transaction (gains) losses	(0.7)	6.4
Income tax (benefit) expense from change in reserve of uncertain tax positions	0.2	(11.7)
Deferred income tax (benefit) expense	(14.0)	0.9
Loss on foreign currency translation adjustments	9.3	—
Other	—	0.9
Changes in operating assets and liabilities
Accounts receivable	11.5	10.7
Inventories	(114.3)	(136.1)
Notes receivable	5.8	7.1
Other assets	5.9	(0.6)
Accounts payable	(14.9)	39.8
Accrued expenses and other liabilities	34.3	7.3
Net cash provided by (used for) operating activities	23.2	(0.5)
Cash Flows from Investing Activities:
Capital expenditures	(59.9)	(31.8)
Proceeds from sale of property, plant and equipment	5.3	1.5
Acquisition of businesses	—	2.3
Net cash used for investing activities	(54.6)	(28.0)
Cash Flows from Financing Activities:
Proceeds from (payments on) revolving credit facility - net	—	4.0
Payments on revolving credit facility	(10.0)	—
Other debt - net	22.6	(4.0)
Debt issuance and other debt related costs	—	(1.9)
Exercises of stock options	0.3	0.1
Common stock repurchases	(5.5)	(1.9)
Net cash provided by (used for) financing activities	7.4	(3.7)
Effect of exchange rate changes on cash and cash equivalents	(0.4)	(0.6)
Net decrease in cash and cash equivalents	(24.4)	(32.8)
Cash and cash equivalents at beginning of period	64.4	75.4
Cash and cash equivalents at end of period	$40.0	$42.6
Supplemental Cash Flow Information
Interest paid	$19.4	$15.8
Income taxes paid	6.1	6.1

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

($ in millions, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$607.8	$602.5	$606.7	$602.4
Stock options exercised and issuance of other stock awards	(0.7)	—	(5.0)	(4.0)
Stock-based compensation expense	2.4	1.5	7.8	5.6
Balance at end of period	$609.5	$604.0	$609.5	$604.0
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(101.9)	$(131.1)	$(107.9)	$(102.4)
Other comprehensive loss	(19.0)	(26.1)	(13.0)	(54.8)
Balance at end of period	$(120.9)	$(157.2)	$(120.9)	$(157.2)
Retained Earnings
Balance at beginning of period	$141.0	$246.1	$104.3	$227.9
Net income	10.4	2.3	47.1	20.5
Balance at end of period	$151.4	$248.4	$151.4	$248.4
Treasury Stock
Balance at beginning of period	$(67.9)	$(64.7)	$(65.7)	$(65.9)
Stock options exercised and issuance of other stock awards	0.5	—	3.8	3.1
Common stock repurchases	—	—	(5.5)	(1.9)
Balance at end of period	$(67.4)	$(64.7)	$(67.4)	$(64.7)
Total equity	$573.0	$630.9	$573.0	$630.9

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2023 and 2022, the cash flows for the same nine month periods and the financial position as of September 30, 2023 and December 31, 2022, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The audited balance sheet as of December 31, 2022 was derived from the audited annual financial statements. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2022. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

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

3. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$20.2	$28.0	$21.9	$28.7
Cash received in advance of satisfying performance obligations	41.4	32.5	113.8	98.0
Revenue recognized	(36.7)	(31.1)	(111.0)	(99.4)
Currency translation	(0.6)	(1.0)	(0.4)	1.1
Balance at end of period	$24.3	$28.4	$24.3	$28.4

Disaggregation of the Company’s revenue sources are disclosed in Note 17, “Segments.”

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) and the Manitowoc Company, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") that were accounted for at fair value as of September 30, 2023 and December 31, 2022.

	Fair Value as of September 30, 2023
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$0.4	$—	$0.4	Other current assets
Deferred Compensation Plan - Program B	7.6	—	—	7.6	Other non-current assets
Total current assets at fair value	$7.6	$0.4	$—	$8.0

Current Liabilities:
FX Forward Contracts	$—	$5.7	$—	$5.7	Accounts payable and accrued expenses

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$5.7	$—	$5.7	Other current assets
Deferred Compensation Plan - Program B	7.1	—	—	7.1	Other non-current assets
Total current assets at fair value	$7.1	$5.7	$—	$12.8

Current Liabilities:
FX Forward Contracts	$—	$0.3	$—	$0.3	Accounts payable and accrued expenses

The fair value of the Company's $300.0 million senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was $299.3 million as of September 30, 2023. See Note 11, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of September 30, 2023 and December 31, 2022, due to the short-term nature of these instruments.

FX Forward Contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2. See Note 5, “Derivative Financial Instruments” for additional information.

The Deferred Compensation Plan utilizes a rabbi trust to hold assets intended to satisfy the Company's corresponding future benefit obligations. The plan assets and corresponding obligations for Program B under the Deferred Compensation Plan are classified within Level 1.

5. Derivative Financial Instruments

The Company’s risk management objective is to ensure that business exposures to risks are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures. Operating decisions consider these associated risks and, whenever possible, transactions are structured to avoid or mitigate these risks.

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) ("AOCI"). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the three and nine months ended September 30, 2023 and 2022.

The Company had FX Forward Contracts with aggregate notional amounts of $162.2 million and $87.7 million in U.S. dollar equivalent as of September 30, 2023 and December 31, 2022, respectively. The aggregate notional amount outstanding as of September 30, 2023 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. Net unrealized gains (losses), net of income tax, recorded in AOCI were $5.0 million of losses and $5.4 million of gains as of September 30, 2023 and December 31, 2022, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized Location	2023	2022	2023	2022
Designated	Cost of sales	$(0.6)	$(2.7)	$4.6	$(4.3)
Non-designated	Other income (expense) - net	$0.7	$2.8	$(4.6)	$4.8

6. Inventories

The components of inventories as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
Raw materials	$171.4	$161.2
Work-in-process	151.5	141.3
Finished goods	397.0	309.4
Total inventories	$719.9	$611.9

7. Notes Receivable

The Company has notes receivable balances that are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other non-current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2023, the Company had current and long-term notes receivable in the amount of $6.6 million and $1.0 million, respectively. As of December 31, 2022, the Company had current and long-term notes receivable in the amount of $10.6 million and $2.0 million, respectively. During the nine months ended September 30, 2022, the Company recorded income of $4.8 million in engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations to recognize the partial recovery of the previously written-off long-term note receivable balance from the 2014 divestiture of the Company's Chinese joint venture.

8. Property, Plant, and Equipment

The components of property, plant, and equipment as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
Land	$14.5	$17.9
Building and improvements	195.3	194.7
Machinery, equipment, and tooling	305.7	300.6
Furniture and fixtures	13.6	13.8
Computer hardware and software	133.0	129.4
Rental cranes	188.9	157.8
Construction in progress	8.4	8.4
Total cost	859.4	822.6
Less accumulated depreciation	(510.2)	(487.3)
Property, plant, and equipment — net	$349.2	$335.3

Property, plant, and equipment is depreciated over the estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Assets Held for Sale

As of September 30, 2023, the Company had $2.9 million of property, plant, and equipment classified as assets held for sale in other current assets in the Condensed Consolidated Balance Sheets. This amount relates to a manufacturing building and land in Fanzeres, Portugal.

9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of September 30, 2023 and December 31, 2022 are summarized as follows:

	Americas - Distribution	MEAP	Consolidated
Balance as of December 31, 2022	$14.4	$65.7	$80.1
Foreign currency impact	—	(1.7)	(1.7)
Balance as of September 30, 2023	$14.4	$64.0	$78.4

The gross carrying amount, accumulated impairment, and net book value of the Company's goodwill balances by reporting unit are summarized as follows:

	September 30, 2023			December 31, 2022

	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas - Manufacturing	$166.5	$(166.5)	$—	$166.5	$(166.5)	$—
Americas - Distribution	14.4	—	14.4	14.4	—	14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	64.0	—	64.0	65.7	—	65.7
Total	$327.1	$(248.7)	$78.4	$328.8	$(248.7)	$80.1

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event for the three and nine months ended September 30, 2023.

The gross carrying amount, accumulated amortization, and net book value of the Company’s other intangible assets other than goodwill as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$26.5	$(11.2)	$15.3	$26.5	$(10.0)	$16.5
Patents	28.5	(28.0)	0.5	28.7	(28.2)	0.5
Noncompetition agreements	4.2	(1.8)	2.4	4.2	(1.2)	3.0
Trademarks and tradenames	2.2	(0.9)	1.3	2.2	(0.6)	1.6
Other intangibles	0.6	(0.6)	—	0.6	(0.5)	0.1
Total	62.0	(42.5)	19.5	62.2	(40.5)	21.7
Indefinite lived intangible assets:
Trademarks and tradenames	90.3	—	90.3	91.0	—	91.0
Distribution network	13.7	—	13.7	14.0	—	14.0
Total	104.0	—	104.0	105.0	—	105.0
Total other intangible assets	$166.0	$(42.5)	$123.5	$167.2	$(40.5)	$126.7

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event for the three and nine months ended September 30, 2023.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event for the three and nine months ended September 30, 2023.

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended September 30, 2023 and 2022 was $0.7 million and $0.8 million, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was $2.4 million and $2.4 million, respectively.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023	December 31, 2022
Trade accounts payable	$258.4	$274.6
Employee-related expenses	55.8	51.0
Accrued vacation	23.6	22.4
Miscellaneous accrued expenses	124.9	98.4
Total accounts payable and accrued expenses	$462.7	$446.4

11. Debt

Outstanding debt as of September 30, 2023 and December 31, 2022 is summarized as follows:

	September 30, 2023	December 31, 2022
Borrowings under senior secured asset based revolving credit facility	$70.0	$80.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	30.6	8.0
Deferred financing costs	(1.8)	(2.4)
Total debt	398.8	385.6
Short-term borrowings and current portion of long-term debt	(30.3)	(6.1)
Long-term debt	$368.5	$379.5

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

As of September 30, 2023 and December 31, 2022, the Company had borrowings on the ABL Revolving Credit Facility of $70.0 million and $80.0 million, respectively. As of September 30, 2023, the spreads for SOFR and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of $201.8 million, which represents revolver borrowing capacity of $275.0 million less $70.0 million of borrowings outstanding and $3.2 million of U.S. letters of credit outstanding.

As of September 30, 2023, the Company had other indebtedness outstanding of $30.6 million that had a weighted-average interest rate of approximately 5.2%. This debt includes balances on local credit lines, overdraft facilities and other financing arrangements.

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

Both the ABL Revolving Credit Facility and the 2026 Notes include customary covenants which include, without limitation, restrictions on, the Company’s ability and the ability of the Company’s restricted subsidiaries to incur, assume or guarantee additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates and designate the Company’s subsidiaries as unrestricted. Both the ABL Revolving Credit Facility and the 2026 Notes also include customary events of default. The ABL Revolving Credit Facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in the Company’s business or financial condition since December 31, 2021.

Additionally, the ABL Revolving Credit Facility contains a covenant requiring the Company to maintain a minimum fixed charge coverage ratio under certain circumstances set forth in the ABL Credit Agreement.

As of September 30, 2023, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with no maximum availability and one U.S. accounts receivable financing program with maximum availability of $25.0 million. Transactions under the U.S. and non-U.S. programs were accounted for as sales in accordance with Accounting Standards Codification ("ASC") Topic 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit.

For the three and nine months ended September 30, 2023, cash proceeds from the factoring of accounts receivable qualifying as sales were $44.5 million and $127.1 million, respectively. For the three and nine months ended September 30, 2022, cash proceeds from the factoring of accounts receivable qualifying as sales were $60.4 million and $164.0 million, respectively.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three and nine months ended September 30, 2023 and 2022 were immaterial.

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

For the three months ended September 30, 2023 and 2022, the Company recorded a benefit for income taxes of zero and $0.3 million, respectively. The year-over-year decrease in the Company’s benefit for income taxes for the three months ended September 30, 2023, is driven by the tax impact of higher income compared to the prior year, partially offset by a $3.2 million discrete tax benefit related to the resolution of a previously reserved foreign income tax matter. For the nine months ended September 30, 2023 and 2022, the Company recorded a benefit for income taxes of $1.0 million and $0.9 million, respectively. The year-over-year increase in benefit for income taxes for the nine months ended September 30, 2023, was primarily driven by discrete tax benefits recorded related to the release of a $13.9 million valuation allowance and the resolution of a $3.2 million previously reserved foreign income tax matter, partially offset by the tax impact on higher income compared to the prior year.

During the nine months ended September 30, 2022, a discrete tax benefit was recorded related to the release of a $12.1 million uncertain tax position related to U.S. Federal tax planning strategies.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $9.2 million and $9.1 million as of September 30, 2023, and December 31, 2022, respectively.

14. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic weighted average common shares outstanding	35,080,037	35,181,262	35,095,211	35,199,221
Effect of dilutive securities - equity compensation awards	707,667	192,932	741,461	271,080
Diluted weighted average common shares outstanding	35,787,704	35,374,194	35,836,672	35,470,301

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 427,025 and 435,025 common shares were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2023, respectively. Anti-dilutive equity instruments of 1,183,503 and 988,832 common shares were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2022, respectively.

No cash dividends were declared or paid during the three and nine months ended September 30, 2023 and 2022.

15. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of September 30, 2023, the Company has $2.1 million remaining under an authorization from the Board of Directors to purchase up to $30.0 million of the Company's common stock at management's discretion. During the nine months ended September 30, 2023, the Company repurchased 320,984 shares of the Company's common stock for $5.5 million under this authorization.

On October 31, 2023, the Board of Directors approved a new authorization to purchase up to $35.0 million of the Company's common stock at management's discretion, replacing the previously authorized but unused amount from the prior share repurchase authorization.

As of September 30, 2023, the Company’s operations in Russia have been substantially curtailed. As a result, for the nine months ended September 30, 2023, the Company released $9.3 million of non-cash foreign currency translation adjustments recorded in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to other income (expense) –

net in the Condensed Consolidated Statement of Operations. The results of the Company’s Russian operations continue to be included in its consolidated results in accordance with ASC 810, “Consolidation.”

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the three months ended September 30, 2023 and 2022 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of June 30, 2022	$(2.3)	$(32.7)	$(96.1)	$(131.1)
Other comprehensive loss before reclassifications	(3.5)	(0.2)	(25.6)	(29.3)
Amounts reclassified from accumulated other comprehensive loss	2.7	0.5	—	3.2
Net other comprehensive income (loss)	(0.8)	0.3	(25.6)	(26.1)
Balance as of September 30, 2022	$(3.1)	$(32.4)	$(121.7)	$(157.2)

Balance as of June 30, 2023	$(0.4)	$(17.2)	$(84.3)	$(101.9)
Other comprehensive loss before reclassifications	(5.2)	(1.1)	(14.1)	(20.4)
Amounts reclassified from accumulated other comprehensive loss	0.6	0.8	—	1.4
Net other comprehensive loss	(4.6)	(0.3)	(14.1)	(19.0)
Balance as of September 30, 2023	$(5.0)	$(17.5)	$(98.4)	$(120.9)

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the nine months ended September 30, 2023 and 2022 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2021	$—	$(32.3)	$(70.1)	$(102.4)
Other comprehensive loss before reclassifications	(7.4)	(1.4)	(51.6)	(60.4)
Amounts reclassified from accumulated other comprehensive loss	4.3	1.3	—	5.6
Net other comprehensive loss	(3.1)	(0.1)	(51.6)	(54.8)
Balance as of September 30, 2022	$(3.1)	$(32.4)	$(121.7)	$(157.2)

Balance as of December 31, 2022	$5.4	$(15.3)	$(98.0)	$(107.9)
Other comprehensive loss before reclassifications	(5.8)	(4.4)	(9.7)	(19.9)
Amounts reclassified from accumulated other comprehensive loss	(4.6)	2.2	9.3	6.9
Net other comprehensive loss	(10.4)	(2.2)	(0.4)	(13.0)
Balance as of September 30, 2023	$(5.0)	$(17.5)	$(98.4)	$(120.9)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$(0.6)	$(2.7)	$4.6	$(4.3)		Cost of sales
Total before income taxes	(0.6)	(2.7)	4.6	(4.3)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$(0.6)	$(2.7)	$4.6	$(4.3)

Amortization of pension and postretirement items
Actuarial losses	$(0.8)	$(0.8)	$(2.2)	$(2.3)	(a)	Other income (expense) - net
Amortization of prior service cost	—	0.3	—	1.0	(a)	Other income (expense) - net
Total before income taxes	(0.8)	(0.5)	(2.2)	(1.3)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$(0.8)	$(0.5)	$(2.2)	$(1.3)

Foreign currency translation
Losses on foreign currency translation	$—	$—	$(9.3)	$—		Other income (expense) - net
Total before income taxes	—	—	(9.3)	—
Provision for income taxes	—	—	—	—
Total, net of income taxes	$—	$—	$(9.3)	$—

Total reclassifications for the period, net of income taxes	$(1.4)	$(3.2)	$(6.9)	$(5.6)

(a)
These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 20, “Employee Benefit Plans,” for additional information).

16. Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2023 is included in the Company’s 2022 Annual Report on Form 10-K. The total number of shares of the Company’s common stock available for awards under the Company’s 2013 Omnibus Incentive Plan is 7,477,395 shares. The total number of shares of the Company’s common stock available for issuance as of September 30, 2023 is 3,279,119 shares.

Stock-based compensation expense was $2.4 million and $1.5 million for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation was $7.8 million and $5.6 million for the nine months ended September 30, 2023 and 2022, respectively. The Company reports stock-based compensation expense within engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 Omnibus Incentive Plan.

The Company granted 11,849 and 13,476 restricted stock units during the three months ended September 30, 2023 and 2022, respectively. The Company granted 512,132 and 413,028 restricted stock units, inclusive of 77,576 and 56,640 director awards, during the nine months ended September 30, 2023 and 2022, respectively. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date and director awards vest immediately on the grant date.

No performance share units were issued by the Company to employees during the three months ended September 30, 2023 and 2022, respectively. A total of 316,022 and 198,334 performance share units were issued by the Company to employees during the nine months ended September 30, 2023 and 2022, respectively. Performance share units vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year.

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

The following table shows information by reportable segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Sales
Americas	$276.8	$238.5	$860.6	$680.6
EURAF	150.6	160.3	514.6	548.5
MEAP	93.5	55.9	256.8	181.8
Total	$520.9	$454.7	$1,632.0	$1,410.9
Segment Operating Income (Loss)
Americas	$23.5	$22.2	$81.6	$46.4
EURAF	(7.7)	(14.2)	2.3	(2.2)
MEAP	12.7	7.5	40.3	28.6
Total	$28.5	$15.5	$124.2	$72.8
Depreciation
Americas	$7.1	$8.6	$21.7	$27.6
EURAF	5.6	4.8	16.4	14.8
MEAP	0.4	0.4	1.6	1.7
Corporate	0.6	0.7	2.1	2.1
Total	$13.7	$14.5	$41.8	$46.2
Capital Expenditures
Americas	$16.8	$8.1	$40.2	$13.3
EURAF	6.5	6.5	18.4	16.9
MEAP	0.3	0.4	1.3	1.6
Corporate	—	—	—	—
Total	$23.6	$15.0	$59.9	$31.8

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Segment operating income	$28.5	$15.5	$124.2	$72.8
Unallocated corporate expenses	(10.5)	(7.9)	(41.5)	(29.3)
Unallocated restructuring expense	—	—	(0.1)	—
Total operating income	$18.0	$7.6	$82.6	$43.5

Net sales by geographic area for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$245.2	$218.8	$729.9	$610.0
Europe	141.0	157.7	493.4	532.8
Other	134.7	78.2	408.7	268.1
Total net sales	$520.9	$454.7	$1,632.0	$1,410.9

New machine and non-new machines sales for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
New machine sales	$366.2	$327.1	$1,175.1	$1,014.8
Non-new machine sales	154.7	127.6	456.9	396.1
Total net sales	$520.9	$454.7	$1,632.0	$1,410.9

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

As of September 30, 2023, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of September 30, 2023, the highest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of September 30, 2023, current and long-term product liability reserves were $11.3 million and $6.1 million, respectively. As of December 31, 2022, current and long-term product liability reserves were $9.4 million and zero, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Condensed Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of September 30, 2023 and December 31, 2022, the Company had $3.9 million and zero, respectively, of estimated insurance recoveries included in other current assets in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2023 and December 31, 2022, the Company had reserves of $55.3 million and $58.0 million, respectively, for warranty and other related claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 19, “Guarantees,” for further information.

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

Based on management's current assessment of the facts underlying these matters, the Company recorded an additional charge of $10.8 million during the nine months ended September 30, 2023. The total recorded estimated liability in the Company's Condensed Consolidated Balance Sheets is $25.7 million and $14.9 million as of September 30, 2023 and December 31, 2022, respectively. Other than the foregoing, the Company is unable to provide further meaningful quantification as to the final resolution of these matters. However, the Company calculated the statutory maximum penalties under the Clean Air Act to be approximately $174.0 million. The Company believes it has strong legal and factual defenses and will vigorously defend any allegations of noncompliance and the factors that could apply in the assessment of any civil penalty. Final resolution of these matters may have a material impact on the Company’s financial condition, results of operations or cash flows.

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of September 30, 2023 and December 31, 2022 was $26.2 million and $27.3 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of September 30, 2023 and December 31, 2022 was $40.7 million and $42.5 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $12.7 million and $15.0 million as of September 30, 2023 and December 31, 2022, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. In addition, the Company may incur other warranty related costs outside of its standard warranty period. Costs for other warranty-related work are recorded in the period a loss is probable and can be reasonably estimated. Below is a table summarizing the warranty and other warranty related work for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$53.7	$57.2	$58.0	$60.2
Adjustments to accruals for warranties	9.2	8.5	20.2	20.3
Settlements made (in cash or in kind) during the period	(6.9)	(7.3)	(22.5)	(20.1)
Currency translation	(0.7)	(1.8)	(0.4)	(3.8)
Balance at end of period	$55.3	$56.6	$55.3	$56.6

Included in the warranty balance as of September 30, 2023 and December 31, 2022 is $7.8 million and $9.2 million, respectively, of long-term warranty which is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of September 30, 2023 and December 31, 2022 was $6.5 million and $6.6 million, respectively.

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

The components of periodic benefit cost for the three and nine months ended September 30, 2023 and 2022 are summarized as follows:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$0.1	$—	$0.4	$—
Interest cost of projected benefit obligations	1.4	0.6	0.1	0.8	0.5	—
Expected return on plan assets	(1.0)	(0.4)	—	(1.3)	(0.4)	—
Amortization of prior service cost	—	—	—	—	—	(0.3)
Amortization of actuarial net (gain) loss	0.7	0.4	(0.3)	0.5	0.4	(0.1)
Net periodic benefit cost (income)	$1.1	$0.9	$(0.1)	$—	$0.9	$(0.4)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.9	$0.1	$—	$1.3	$0.1
Interest cost of projected benefit obligations	4.2	1.9	0.3	2.4	1.2	0.1
Expected return on plan assets	(2.9)	(1.2)	—	(3.9)	(1.0)	—
Amortization of prior service cost	—	—	—	—	—	(1.0)
Amortization of actuarial net (gain) loss	1.9	1.2	(0.9)	1.5	1.2	(0.4)
Net periodic benefit cost (income)	$3.2	$2.8	$(0.5)	$—	$2.7	$(1.2)

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
•
geopolitical events, including the ongoing conflicts between Russia and Ukraine and in the Middle East, other political and economic conditions and risks and other geographic factors, has had and may continue to lead to market disruptions, including volatility in commodity prices (including oil and gas), energy prices, inflation, consumer behavior, supply chain, and credit and capital markets, and could result in the impairment of assets;
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

Current Events

Supply Chain, Labor and Logistics Challenges

The Company continues to actively monitor global supply chain, labor and logistics constraints which had a negative impact on the Company's ability to timely source parts and complete and ship units for the three and nine months ended September 30, 2023. While the Company has experienced some relief of the supply chain and logistics constraints, supply chains for certain key components remain distressed. The Company continues to actively monitor and manage supply chain constraints through alternative sourcing of parts and adapting production to limit waste and inefficiencies in the facilities. Continuing or worsening supply chain, labor and logistics constraints may have a material adverse impact on the Company's financial condition, results of operations or cash flows.

Curtailment of Operations in Russia

As of September 30, 2023, the Company's operations in Russia have been substantially curtailed. As a result, for the nine months ended September 30, 2023, the Company released $9.3 million of non-cash foreign currency translation adjustments recorded in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to other expense – net in the Condensed Consolidated Statement of Operations. The Company does not anticipate material future charges related to the curtailment of operations in Russia.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company has three reportable segments: the Americas segment, EURAF segment and MEAP segment. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Dollar Change	Percentage Change	2023	2022	Dollar Change	Percentage Change
Net Sales
Americas	$276.8	$238.5	$38.3	16.1%	$860.6	$680.6	$180.0	26.4%
EURAF	150.6	160.3	(9.7)	(6.1)%	514.6	548.5	(33.9)	(6.2)%
MEAP	93.5	55.9	37.6	67.3%	256.8	181.8	75.0	41.3%

Segment Operating Income (Loss)
Americas	$23.5	$22.2	$1.3	5.9%	$81.6	$46.4	$35.2	75.9%
EURAF	(7.7)	(14.2)	6.5	45.8%	2.3	(2.2)	4.5	*
MEAP	12.7	7.5	5.2	69.3%	40.3	28.6	11.7	40.9%
*Measure not meaningful

Americas

Americas segment net sales increased 16.1% for the three months ended September 30, 2023 to $276.8 million from $238.5 million for the same period in 2022. The increase was primarily attributable to higher new machine sales as a result of a higher shippable backlog entering the quarter, higher non-new machine sales and pricing actions.

Americas segment operating income increased $1.3 million for the three months ended September 30, 2023 to $23.5 million from $22.2 million for the same period in 2022. The increase was primarily due to the higher net sales, partially offset by unfavorable product mix and higher labor costs in engineering, selling and administrative expenses.

Americas segment net sales increased 26.4% for the nine months ended September 30, 2023 to $860.6 million from $680.6 million for the same period in 2022. The increase was primarily attributable to higher new machine sales as a result of a higher shippable backlog entering the year, higher non-new machine sales and pricing actions.

Americas segment operating income increased $35.2 million for the nine months ended September 30, 2023 to $81.6 million from $46.4 million for the same period in 2022. The increase was primarily due to the higher net sales and favorable product mix. This was partially offset by charges for certain product-related lawsuits, higher material costs and higher labor costs in engineering, selling and administrative expenses.

EURAF

EURAF segment net sales decreased 6.1% for the three months ended September 30, 2023 to $150.6 million from $160.3 million for the same period in 2022. The decrease was primarily attributable to lower new machine sales, partially offset by pricing actions and higher non-new machine sales. Segment net sales was favorably impacted by $11.3 million from changes in foreign currency exchange rates.

EURAF segment operating loss decreased $6.5 million for the three months ended September 30, 2023 to $7.7 million from $14.2 million for the same period in 2022. The decrease was primarily attributable to favorable pricing actions, higher non-new machine sales and lower material and transportation costs, partially offset by higher labor costs in engineering, selling and administrative expenses and lower new machine sales. Segment operating income was unfavorably impacted by $0.4 million from changes in foreign currency exchange rates.

EURAF segment net sales decreased 6.2% for the nine months ended September 30, 2023 to $514.6 million from $548.5 million for the same period in 2022. The decrease was primarily attributable to lower new machine sales, partially offset by pricing actions and higher non-new machine sales. Segment net sales was favorably impacted by $7.3 million from changes in foreign currency exchange rates.

EURAF segment operating income increased $4.5 million for the nine months ended September 30, 2023 to $2.3 million from an operating loss of $2.2 million for the same period in 2022. The increase was primarily attributable to favorable pricing actions, higher non-new machine sales and lower material and transportation costs. This was partially offset by lower new machine sales. Segment operating income was unfavorably impacted by $0.2 million from changes in foreign currency exchange rates.

MEAP

MEAP segment net sales increased 67.3% for the three months ended September 30, 2023 to $93.5 million from $55.9 million for the same period in 2022. The increase was primarily attributable to higher new and non-new machine sales. Segment net sales was favorably impacted by $3.0 million from changes in foreign currency exchange rates.

MEAP segment operating income increased $5.2 million for the three months ended September 30, 2023 to $12.7 million from $7.5 million for the same period in 2022. The increase was primarily attributable to the higher net sales and favorable product mix, partially offset by higher labor costs in engineering, selling and administrative expenses. Segment operating income was favorably impacted by $0.5 million from changes in foreign currency exchange rates.

MEAP segment net sales increased 41.3% for the nine months ended September 30, 2023 to $256.8 million from $181.8 million for the same period in 2022. The increase was primarily attributable to higher new and non-new machine sales. Segment net sales was unfavorably impacted by $1.2 million from changes in foreign currency exchange rates.

MEAP segment operating income increased $11.7 million for the nine months ended September 30, 2023 to $40.3 million from $28.6 million for the same period in 2022. The increase was primarily attributable to the higher net sales and favorable product mix. This was partially offset by higher labor costs in engineering, selling and administrative expenses and $4.8 million of income recorded in the prior year related to the partial recovery of the previously written-off long-term note receivable from the 2014 divestiture of the Company’s Chinese joint venture.

Results of Operations For The Three and Nine Months Ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Percentage Change	2023	2022	Percentage Change
Orders	$531.2	$472.0	12.5%	$1,606.5	$1,387.6	15.8%
Backlog	1,028.1	943.4	9.0%	1,028.1	943.4	9.0%
Net sales	520.9	454.7	14.6%	1,632.0	1,410.9	15.7%
Gross profit	96.8	74.3	30.3%	326.1	248.0	31.5%
Gross profit %	18.6%	16.3%		20.0%	17.6%
Engineering, selling and administrative expenses	77.4	65.8	17.6%	240.1	201.6	19.1%
Interest expense	8.4	8.0	5.0%	25.5	23.3	9.4%
Other income (expense) - net	1.1	2.7	(59.3)%	(10.0)	0.4	*
Benefit for income taxes	-	(0.3)	(100.0)%	(1.0)	(0.9)	11.1%
*Measure not meaningful

Orders and Backlog

Backlog represents the dollar value of orders which are expected to be recognized in net sales in the future. Orders are included in backlog when an executed binding contract with a price that is fixed or has a floor has been received but has not been recognized in net sales. Orders and backlog are not measures defined by GAAP and our methodology for determining orders and backlog may vary from the methodology used by other companies. Management uses orders and backlog for capacity and resource planning. We believe this information is useful to investors to provide an indication of our future revenues.

Orders for the three months ended September 30, 2023 increased 12.5% to $531.2 million from $472.0 million for the same period in 2022. The increase was primarily attributable to higher demand in the Company’s EURAF and MEAP segments. Orders were favorably impacted by $13.5 million from changes in foreign currency exchange rates.

Orders for the nine months ended September 30, 2023 increased 15.8% to $1,606.5 million from $1,387.6 million for the same period in 2022. The increase was primarily attributable to higher demand in all the Company’s segments. Orders were favorably impacted by $9.0 million from changes in foreign currency exchange rates.

As of September 30, 2023, total backlog was $1,028.1 million, a 2.6% decrease from the December 31, 2022 backlog of $1,056.0 million, and a 9.0% increase from the September 30, 2022 backlog of $943.4 million. The decrease in backlog from December 31, 2022, was primarily attributable to higher shipments as a result of improving supply chain conditions. Backlog was unfavorably impacted by $3.9 million and favorably by $21.7 million from changes in foreign currency exchange rates from December 31, 2022 and September 30, 2022, respectively.

Net Sales

Consolidated net sales for the three months ended September 30, 2023 increased 14.6% to $520.9 million from $454.7 million in the same period in 2022. The increase was primarily attributable to higher new and non-new machine sales in the Americas and MEAP segments and global pricing actions. This was partially offset by lower new machine sales in the EURAF segment. Net sales were favorably impacted by $14.5 million from changes in foreign currency exchange rates.

Consolidated net sales for the nine months ended September 30, 2023 increased 15.7% to $1,632.0 million from $1,410.9 million for the same period in 2022. The increase was primarily attributable to higher new and non-new machine sales in the Americas and MEAP segments and global pricing actions. This was partially offset by lower new machine sales in the EURAF segment. Net sales were favorably impacted by $6.4 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended September 30, 2023 was $96.8 million, an increase of $22.5 million compared to $74.3 million for the same period in 2022. The increase was primarily attributable to the higher net sales and lower material and transportation costs. Gross profit was favorably impacted by $2.1 million from changes in foreign currency exchange rates.

Gross profit percentage increased in the three months ended September 30, 2023 to 18.6% from 16.3% for the same period in 2022 primarily due to the higher net sales, pricing actions and lower material and transportation costs.

Gross profit for the nine months ended September 30, 2023 was $326.1 million, an increase of $78.1 million compared to $248.0 million for the same period in 2022. The increase was primarily attributable to the higher net sales and lower material and transportation costs. Gross profit was favorably impacted by $0.5 million from changes in foreign currency exchange rates.

Gross profit percentage increased during the nine months ended September 30, 2023 to 20.0% from 17.6% for the same period in 2022 primarily due to the higher net sales, favorable pricing actions and lower material and transportation costs.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses increased 17.6% to $77.4 million for the three months ended September 30, 2023 compared to $65.8 million for the same period in 2022. The increase was primarily attributable to higher employee-related costs. Engineering, selling, and administrative expenses were unfavorably impacted by $2.1 million from changes in foreign currency exchange rates.

Engineering, selling and administrative expenses increased 19.1% to $240.1 million for the nine months ended September 30, 2023 compared to $201.6 million for the same period in 2022. The increase was primarily attributable to a $10.8 million charge related to a legal matter with the U.S. EPA, higher employee related costs and $4.8 million of benefit recorded in the prior year from the partial recovery of the previously written-off long-term note receivable from the 2014 divestiture of the Company's

Chinese joint venture. Engineering, selling and administrative expenses were unfavorably impacted by $1.0 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended September 30, 2023 was $8.4 million compared to $8.0 million for the same period in 2022. Interest expense increased year-over-year primarily due to higher interest rates on borrowings from the Company's ABL revolving credit facility. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Interest expense for the nine months ended September 30, 2023 was $25.5 million compared to $23.3 million for the same period in 2022. Interest expense increased year-over-year primarily due to higher interest rates on borrowings from the Company's ABL revolving credit facility. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Other Income (Expense) - Net

Other income (expense) - net was $1.1 million of income during the three months ended September 30, 2023 and $2.7 million for the same period in 2022. Other income (expense) – net during the three months ended September 30, 2023 was primarily composed of $3.0 million of net foreign currency transaction gains. This was partially offset by $1.5 million of pension benefit and postretirement health costs. Other income (expense) – net during the three months ended September 30, 2022 was primarily composed of $3.1 million of net foreign currency gain.

Other income (expense) - net was $10.0 million of expense during the nine months ended September 30, 2023 and $0.4 million of income for the same period in 2022. Other income (expense) – net during the nine months ended September 30, 2023 was primarily composed of a $9.3 million non-cash write-off of foreign currency translation adjustments related to the curtailment of operations in Russia and $4.5 million of pension benefit and postretirement health costs. This was partially offset by $4.8 million of net foreign currency transaction gains. Other income (expense) – net during the nine months ended September 30, 2022 was primarily composed of a $0.9 million gain on disposal of property, plant and equipment, partially offset by $0.5 million charge related to non-capitalizable one-time legal and debt related costs.

Benefit for Income Taxes

For the three months ended September 30, 2023 and 2022, the Company recorded a benefit for income taxes of zero and $0.3 million, respectively. The year-over-year decrease in the Company’s benefit for income taxes for the three months ended September 30, 2023, is driven by the tax impact of higher income compared to the prior year, partially offset by a $3.2 million discrete tax benefit related to the resolution of a previously reserved foreign income tax matter.

For the nine months ended September 30, 2023 and 2022, the Company recorded a benefit for income taxes of $1.0 million and $0.9 million, respectively. The year-over-year increase in benefit for income taxes for the nine months ended September 30, 2023, was primarily driven by discrete tax benefits recorded related to the release of a $13.9 million valuation allowance and the resolution of a $3.2 million previously reserved foreign income tax matter, partially offset by the tax impact on higher income compared to the prior year. During the nine months ended September 30, 2022, a discrete tax benefit was recorded related to the release of a $12.1 million uncertain tax position related to U.S. Federal tax planning strategies.

Financial Condition

Cash Flows

A summary of cash flows for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine Months Ended September 30,
	2023	2022	Dollar Change
Net cash provided by (used for) operating activities	$23.2	$(0.5)	$23.7
Net cash used for investing activities	(54.6)	(28.0)	(26.6)
Net cash provided by (used for) financing activities	7.4	(3.7)	11.1
Cash and cash equivalents	40.0	42.6	(2.6)

Cash Flows From Operating Activities

Cash flows provided by operating activities of $23.2 million for the nine months ended September 30, 2023 increased $23.7 million from cash used for operating activities of $0.5 million for the same period in 2022. The increase in net cash provided by operating activities was due to higher net income adjusted for non-cash items. This was partially offset by higher working capital driven by an increase in inventory due to cost inflation, logistics constraints and increased stocking of inventory due to higher demand.

Cash Flows From Investing Activities

Net cash used for investing activities of $54.6 million for the nine months ended September 30, 2023 increased $26.6 million from $28.0 million for the same period in 2022. The increase in net cash used for investing activities was primarily due to $28.1 million of higher capital expenditures and $2.3 million of cash receipts in the prior year related to the finalization of the purchase price for the acquisition of the crane business of H&E. This was partially offset by $3.8 million of higher proceeds from the sale of property, plant and equipment as compared to the prior year.

Cash Flows From Financing Activities

Net cash provided by financing activities of $7.4 million for the nine months ended September 30, 2023 increased $11.1 million from cash used for financing activities of $3.7 million for the same period in 2022. The increase in net cash provided by financing activities was primarily due to a $23.6 million borrowing on the Company's overdraft facilities, offset by $1.0 million of other debt activity. This was partially offset by $10.0 million of net payments on the revolving credit facility and $3.6 million of higher common stock repurchases as compared to the prior year.

Liquidity and Capital Resources

The Company’s liquidity position as of September 30, 2023, December 31, 2022 and September 30, 2022 is summarized as follows:

	September 30, 2023	December 31, 2022	September 30, 2022
Cash and cash equivalents	$40.0	$64.4	$42.6
Revolver borrowing capacity	275.0	275.0	275.0
Other debt availability	42.2	43.8	41.2
Less: Borrowings on revolver	(70.0)	(80.0)	(104.0)
Less: Borrowings on other debt	(27.7)	(4.3)	(6.4)
Less: Outstanding letters of credit	(3.2)	(3.0)	(3.0)
Total liquidity	$256.3	$295.9	$245.4

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

The maximum availability under the Company’s current ABL Revolving Credit Facility is $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable, and certain fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2026 Notes and the related guarantees. The ABL Revolving Credit Facility has a term of 5 years and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility.

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities in Europe and a committed facility in China to fund working capital. There are six facilities, of which five facilities are denominated in Euros totaling €36.0 million and one facility denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of September 30, 2023 for the six overdraft facilities is $42.2 million, with $27.7 million outstanding.

Debt

Outstanding debt as of September 30, 2023 and December 31, 2022 is summarized as follows:

	September 30, 2023	December 31, 2022
Borrowings under senior secured asset based revolving credit facility	$70.0	$80.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	30.6	8.0
Deferred financing costs	(1.8)	(2.4)
Total debt	398.8	385.6
Short-term borrowings and current portion of long-term debt	(30.3)	(6.1)
Long-term debt	$368.5	$379.5

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

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring, other (income) expense - net, and certain other non-recurring items. The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 and trailing twelve months is summarized as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve
	2023	2022	2023	2022	Months
Net income (loss)	$10.4	$2.3	$47.1	$20.5	$(97.0)
Interest expense and amortization of deferred financing fees	8.7	8.3	26.5	24.3	35.2
Provision (benefit) for income taxes	—	(0.3)	(1.0)	(0.9)	3.3
Depreciation expense	13.7	14.5	41.8	46.2	56.2
Amortization of intangible assets	0.7	0.8	2.4	2.4	3.1
EBITDA	33.5	25.6	116.8	92.5	0.8
Restructuring expense	0.7	0.1	1.0	0.5	2.0
Asset impairment expense (1)	—	—	—	—	171.9
Other non-recurring items - net (2)	0.2	1.0	11.0	(1.0)	11.0
Other (income) expense - net (3)	(1.1)	(2.7)	10.0	(0.4)	4.6
Adjusted EBITDA	$33.3	$24.0	$138.8	$91.6	$190.3

Adjusted EBITDA margin percentage	6.4%	5.3%	8.5%	6.5%	8.4%
(1)
The adjustment for the trailing twelve months represents non-cash goodwill and indefinite-lived intangible asset impairment charges.
(2)
Other non-recurring items - net for the three months ended September 30, 2023 relate to $0.2 million of one-time costs. Other non-recurring items - net for the nine months ended and trailing twelve months ended September 30, 2023 relate to $10.8 million of costs associated with a legal matter with the U.S. EPA and $0.2 million of one-time costs. Other non-recurring items for the three months ended September 30, 2022 relate to $1.0 million of fair value step up on rental fleet assets sold during the period that was expensed within cost of sales. Other non-recurring items - net for the nine months ended September 30, 2022 relate to $4.8 million of income from the partial recovery of the previously written off long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture, partially offset by $3.0 million of fair value step up on rental fleet assets sold during the period that was expensed within cost of sales, $0.6 million of other one-time costs associated with the acquired business, and other one-time charges of $0.2 million.
(3)
Other expense - net includes net foreign currency gains (losses), other components of net periodic pension costs, costs associated with legal matters, and other items in the three, nine, and trailing twelve months ended September 30, 2023 and the three and nine months ended September 30, 2022. Other expense – net for the nine and trailing twelve months ended September 30, 2023 includes a $9.3 million write-off of non-cash foreign currency translation adjustments from the curtailment of operations in Russia.

Free Cash Flows

Free cash flows is defined as net cash provided by (used for) operating activities less cash outflow from investment in capital expenditures. The reconciliation of net cash provided by (used for) operating activities to free cash flows for the three and nine months ended September 30, 2023 and 2022 is summarized as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net cash provided by (used for) operating activities	$26.3	$(6.2)	$23.2	$(0.5)
Capital expenditures	(23.6)	(15.0)	(59.9)	(31.8)
Free cash flows	$2.7	$(21.2)	$(36.7)	$(32.3)

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

Item 5. Other Information

(c) During the three months ended September 30, 2023, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

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

Date: November 2, 2023	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ryan M. Palmer
Ryan M. Palmer
Vice President, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)