Form 10-K
period 2023-12-31
MANITOWOC CO INC
filed 2024-02-23
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

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

The Aggregate Market Value on June 30, 2023, of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $640.5 million based on the closing per share price of $18.83 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2024, the most recent practicable date, was 35,096,908.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

THE MANITOWOC COMPANY, INC.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2023

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, The Manitowoc Company, Inc. (“Manitowoc,” the “Company,” “we,” “us,” or "our”) notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•
Macroeconomic conditions, including inflation, high interest rates and recessionary concerns, as well as continuing global supply chain constraints, labor constraints, logistics constraints and cost pressures such as changes in raw material and commodity costs, have had, and may continue to have, a negative impact on Manitowoc’s business, financial condition, cash flows, and results of operations (including future uncertain impacts);
•
actions of competitors;
•
changes in economic or industry conditions generally or in the markets served by Manitowoc;
•
geopolitical events, including the ongoing conflicts in Ukraine and in the Middle East, other political and economic conditions and risks and other geographic factors, has had and may continue to lead to market disruptions, including volatility in commodity prices (including oil and gas), raw material and component costs, energy prices, inflation, consumer behavior, supply chain, and credit and capital markets, and could result in the impairment of assets;
•
changes in customer demand, including changes in global demand for high-capacity lifting equipment, changes in demand for lifting equipment in emerging economies and changes in demand for used lifting equipment including changes in government approval and funding of projects;
•
failure to comply with regulatory requirements related to the products and aftermarket services the Company sells;
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
•
natural disasters, other weather events, pandemics and other public health crises disrupting commerce in one or more regions of the world;
•
issues relating to the ability to timely and effectively execute on manufacturing strategies, general efficiencies and capacity utilization of the Company’s facilities;
•
the ability to focus and capitalize on product and service quality and reliability;
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
•
the ability to sell products and services through distributors and other third parties;
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

PART I

Item 1. BUSINESS

General

The Manitowoc Company, Inc. (“Manitowoc,” the “Company,” “we,” “us,” or "our”) was founded in 1902 and has over a 120-year tradition of providing high-quality, customer-focused products and aftermarket support services to its markets. Manitowoc is one of the world's leading providers of engineered lifting solutions. Manitowoc, through its wholly owned subsidiaries, designs, manufactures, markets, distributes, and supports comprehensive product lines of mobile hydraulic cranes, lattice-boom crawler cranes, boom trucks, and tower cranes under the Aspen Equipment, Grove, Manitowoc, MGX Equipment Services, National Crane, Potain, and Shuttlelift brand names.

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

(1)
Do what is right: We work in a safe and environmentally responsible way, we respect others, we behave in an ethical way and we deliver quality work.
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

Aspirations, Business Strategy and Initiatives

In 2023, we updated our long-term aspirations as follows:

•
Increase our net sales target from $2.5 billion to $3.0 billion.
•
Increase our non-new machine sales target from $675 million to $1 billion.
•
Increase our adjusted EBITDA margin target from 10% to 12%.

•
Deliver adjusted return on invested capital ("Adjusted ROIC") of 15%.

Supporting our long-term aspirations is our CRANES+50 strategy which is to grow our non-new machine sales to $1 billion. The bedrock of our CRANES+50 strategy are our four breakthrough initiatives: 1) Grow our tower crane rental and aftermarket business in Europe; 2) Grow our Belt and Road tower crane business with a focus on the Middle East; 3) Expand our aftermarket activities in North America; and 4) Leverage our all-terrain crane new product development to grow aftermarket.

Grow our tower crane rental and aftermarket business in Europe: Since 2021, we have grown our European tower rental fleet original equipment cost by $27.7 million. The Company continues to enhance the portfolio of aftermarket services performed in Europe, such as sale of parts and whole goods accessories, on-site repairs, technical support, erection and decommissioning services, crane remanufacturing, training services and digital solutions. In addition, the Company continues to expand the rental fleet in the United Kingdom and Germany.

Grow our Belt and Road tower crane business with a focus on the Middle East: We have invested in research and development to design and manufacture innovative topless tower cranes for the Belt and Road, namely the Middle East market, experiencing significant growth. Since 2021, eight new models have been launched. Utilizing the principles of The Manitowoc Way, the engineering team reduced the new product development cycle from 18-24 months to 12-14 months while ensuring strict adherence to quality. The shorter product development cycle enables us to quickly seize market opportunities and gain market share.

Expand our aftermarket activities in North America: In 2021, we acquired the assets of two companies, Aspen Equipment Company (“Aspen”) and the crane business of H&E Equipment Services, Inc. (now MGX Equipment Services, LLC, or “MGX”), which expanded our ability to provide new machine sales, used machine sales, aftermarket parts, remanufacturing and service support to a variety of end market customers. In 2022, we completed the acquisition of certain assets of the crane rental fleet of Honnen Equipment Company (“Honnen”), which expanded our rental portfolio and direct-to-customer footprint in Colorado, Wyoming and Nebraska. Additionally, in 2023, we added key territories including Missouri and South Carolina. The acquisition of the assets of these businesses and additional territories advances our strategy to expand our aftermarket activities within North America. We currently offer 18 full-service branch locations in 15 states with over 150 field service technicians that provide industry-leading technical competencies and exceptional customer support.

Leverage our all-terrain crane new product development to grow aftermarket: We have invested in research and development to design and manufacture innovative all-terrain cranes. Since 2021, we have launched nine new or refreshed all-terrain cranes which include enhancements such as longer boom lengths, increased load capacity, reduced weight, improved roadability, new cab designs, and the Grove CONNECT telematics system. Offering an innovative and wide breadth of cranes to customers enables us to be more competitive in the market.

Products and Aftermarket Services

Our crane products are used in a wide variety of applications throughout the world, including energy production/distribution and utility, petrochemical and industrial, infrastructure, such as road, bridge and airport construction, as well as commercial and residential construction. We design, manufacture and distribute a diversified line of crawler-mounted lattice-boom cranes, sold under the Manitowoc brand name, an expansive line of top-slewing and self-erecting tower cranes, sold under the Potain brand name, and a diversified line of mobile hydraulic cranes, sold under the Grove, Shuttlelift and National Crane brand names. We also provide an expansive array of aftermarket services and continue to invest in our rental fleet to further expand our aftermarket services to customers. We sell our entire product offering to most regions of the world and offer our full line of services primarily in the United States and Europe. Moreover, we report under a geographic reporting structure to better align with the location of our customers and the unique market dynamics of each geographic region. We primarily distribute our products through a global network of independent distributors and/or rental companies. Additionally, we distribute our products through our wholly owned distribution network under the brand name of MGX and Aspen in certain areas of the United States. Our main products and services are:

Products.

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

Services.

Aftermarket services.

We provide expansive aftermarket services such as sale of parts and accessories, field service work, routine maintenance services, technical support, erection and decommissioning services, crane and major component remanufacturing, training services and telematics. Additionally, we continue to invest in our rental fleet in the United States and Europe to provide additional options and flexibility to our customers. In 2023, we invested in a rental fleet in the United Kingdom to serve growing demand. Our aftermarket services are offered through our crane product brand names, Manitowoc, Potain, Grove, Shuttlelift and National Crane, as well as through our wholly owned distributors, MGX and Aspen.

Parts and accessories. Parts and accessories are stocked at our parts distribution centers around the world and sold through our distribution networks to ensure parts availability to our customers. Our distribution locations also stock operational critical and frequently used parts to increase parts fulfillment velocity and reduce customer downtime.

On-site repairs. Our certified technicians can provide troubleshooting, remote diagnostic, maintenance service and repairs for our crane products. Our technicians provide customers with efficient and high-quality repairs to ensure the crane products can operate to the original crane product specification and performance. Our wholly owned distributors in North America, MGX and Aspen, have over 150 technicians which provide on-site repair services to our customers in the region. Additionally, we have over 150 technicians which provide on-site repair services to our customers in Europe.

Technical support. We have product-based technical support teams that provide advanced troubleshooting, major repair procedures, incident reporting and repair consultation services. Our technical support team has extensive subject matter expertise and works closely with our engineering and manufacturing teams to provide prompt and expert advice to our customers.

Erection and decommissioning services. Our qualified crane service technicians from our company-owned and independent distributors assist customers in safely erecting and decommissioning cranes on job sites.

Crane and major component remanufacturing. Under the brand name EnCORE, our remanufacturing services offer cost-effective ways for our customers to restore a crane to its original specifications and performance. As part of this service, complete machines or major components are disassembled, cleaned, repaired, or replaced to meet manufacturer’s specifications, using genuine parts. All controls and safety devices are updated to current regulatory standards. Finally, the machine or component is thoroughly inspected and tested. Additionally, EnCORE remanufactured cranes benefit from up to a one-year manufacturer's warranty, including applicable software and hardware updates, and genuine parts installed with our technical expertise.

Training. Our Manitowoc Training Center offers extensive technical training on all our crane products which are conducted at our training facilities or on-site for our distribution service technicians and some customers.

Telematics. Manitowoc’s Potain Connect and Grove Connect telematics solutions provide subscription-based real-time access to service information on cranes through remote troubleshooting, enhancing service support and improving speed to assist in resolving product issues. Key benefits include minimizing downtime on cranes and ability to monetize aftermarket revenue.

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
Tower Cranes

Benazzato; Cattaneo; Comansa; Condecta; Dahan; Elmak; Favelle Favco; FM Gru; Jaso; Kroll; Liebherr; Moritsch; Raimondi; Saez; Sany; Terex Comedil/Peiner; Vicario; Wolffkran; Yongmao; XCMG; Zoomlion/Wilbert; and ZTM

Mobile Telescopic Cranes	Altec; Broderson; Elliott; Hitachi Sumitomo; Kobelco; Liebherr; Load King; Manitex; Sany; Link-Belt; Tadano; Terex; XCMG; and Zoomlion

Major Customers

We did not have any customers that individually comprised more than 10% of our consolidated net sales in the years ended December 31, 2023, 2022, or 2021.

Raw Material and Component Sources and Availability

We globally source raw materials and components such as semi- and fully-finished processed materials from suppliers. Our primary raw materials are structural and rolled steel and our purchased semi- and fully-finished processed materials are primarily steel structures, hydraulic components and powertrains. We utilize a global sourcing strategy by maintaining alternate sources of supply for our critical materials and parts around the globe, wherever possible. This sourcing strategy mitigates the risk of being dependent on a single supplier and that raw materials and components are available in the regions we operate. For the majority of our critical suppliers, we have long-term agreements.

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

Human Capital Management

Employment

As of December 31, 2023, we employed approximately 4,800 people worldwide, of which approximately 1,700 were employed in the Americas segment, approximately 2,600 were employed in the EURAF segment and approximately 500 were employed in the MEAP segment. A large majority of our European employees belong to various European trade unions. Additionally, we have one trade union in China and one trade union in India. In North America, a small number of our employees belong to one of two trade unions.

Health and Safety

The health and safety of our employees is our number one priority and our Company goal is to be a zero-injury workplace. We are committed to maintaining an injury-free workplace through the daily implementation of our Safety Management Systems (“SMS”), focusing on safe working behavior and emphasizing that all injuries are preventable. To track the health and safety performance across our global manufacturing locations we utilize a mixture of lagging and leading indicators. The two lagging indicators are Recordable Injury Rate (“RIR”) and Loss Time Injury Frequency Rate (“LTIFR”) which are both calculated in line with the United States Department of Labor Occupational Safety and Health Administration standards. In 2023, our year end RIR was 1.01 compared to the industry average of 4.8 and our LTIFR was 0.79 compared to the industry average of 1.3. Industry standards are per the U.S. Bureau of Labor and Statistics. In addition to our focus on lagging indicators, we have developed pro-active programs to track our leading indicators which include reporting of “near misses” and daily hazard observations through our “SLAM” (Stop-Look-Assess-Manage) and “Interactive Observation” Programs. In 2023, we recorded 76,351 SLAMs and 16,990 Interactive Observations which drove improvements to both our RIR and LTIFR by helping our workforce to identify hazards and implement pro-active mitigation measures to avoid injury or loss. More information about our health and safety is in our latest Corporate Sustainability Report (“CSR”) which can be found on our Company website. The information provided in our CSR or on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference as part of this report.

Diversity, Equity and Inclusion (“DEI”)

At Manitowoc, we remain fully committed to building a culture of inclusion and expanding the diversity of our workforce. We strive to create a diverse and inclusive workplace where all of our team members can perform to their full potential. As stewards of our diversity and inclusion initiatives, our leadership team takes a proactive approach to build and develop a diverse pipeline of talent. We place particular emphasis on developing our people and building a deep and diverse talent pool to ensure sustained success over the long-term. In addition, we work with various outside organizations focused on equitable hiring practices for underrepresented populations. More information about our DEI initiatives can be found in our latest CSR which can be found on our company website.

Training and Talent Development

We invest in our workforce by offering programs to develop and grow throughout an employee’s careers. Programs designed to help our employees effectively perform their duties include training courses in environmental health and safety, welding apprenticeships, sales skills development, Lean manufacturing methodologies, The Manitowoc Way and corporate compliance (Ethics & Code of Conduct, DEI, Anti-Bribery and Workplace Harassment, among others). The Company also provides tuition reimbursement and routinely invests in seminars, conferences and other training or continuing education for employees. Additionally, the CEO and EVP, Human Resources conduct bi-annual global succession planning meetings with senior leadership and the Board of Directors to review the Company’s top talent. To support the ongoing development of the Company’s top talent, we have implemented several programs such as the Manitowoc Mentorship Program, the Supervisor Leadership Program, Customer Support Leadership Program and ongoing individual development programs designed to build the leadership capabilities of our existing and future leaders. More information about our training and development can be found in our latest CSR which can be found on our company website.

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

Macroeconomic conditions, including inflation, high interest rates and recessionary concerns, as well as continuing global supply chain constraints, labor constraints, logistics constraints and cost pressures such as changes in raw material and commodity costs have had, and may continue to have, a negative impact on our business, financial condition, cash flows and results of operations. For instance, supply chain, labor and logistics constraints impacted our ability to source parts, complete and ship units, and service cranes in 2023, which negatively impacted our results of operations and cash flows. Additionally, there is generally a delay in the realization of price increases and provisional pricing strategies due to longer lead times of orders in our backlog, exacerbated by supply chain, labor and logistics constraints that have impacted our ability to convert backlog into revenue, and shipping constraints that have resulted in delays in shipments in certain regions. Continuing or worsening inflation and/or supply chain, labor and logistics constraints may have a material adverse impact on our financial condition, results of operations and/or cash flows.

During the year ended December 31, 2023, the Company's operations in Russia were substantially curtailed. As a result, the Company released $9.3 million of non-cash foreign currency translation adjustments recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets to other income (expense) - net in the Consolidated Statement of Operations. The Company does not anticipate material future charges related to the curtailment of operations in Russia.

Geopolitical events, including the ongoing conflicts in Ukraine and in the Middle East, have had and may continue to lead to logistic constraints, higher logistic costs, and significant volatility in raw material and component costs in Europe, exacerbating the inflation and supply chain situation, which may have a material adverse impact on our financial condition, results of operations and/or cash flows.

Because we participate in end markets that are highly competitive, our net sales and profits could decline as we respond, or fail to effectively respond, to competition.

We sell most of our products in highly competitive end markets. We compete in each of those end markets based on product design, quality of products, quality and responsiveness of product support services, product performance, cost of ownership, maintenance costs and price. Some of our competitors may have greater financial, marketing, manufacturing and distribution resources than we do. These competitors may, among others:

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

Sales of our products are cyclical and/or are otherwise sensitive to volatile or variable factors. Weakness or a downturn in overall economic activity, or fluctuations in those other factors could have a material adverse impact on our operating results.

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, demand for our products is cyclical and is impacted by the strength of the economy, generally, the availability of financing and other factors, including crude oil prices, that may have an effect on the level of construction activity on an international, national or regional basis, each of which have been and/or continue to be negatively impacted by global supply chain constraints, labor constraints, logistic constraints, cost pressures, inflation, high interest rates, recessionary concerns and geopolitical events. Additionally, the level of construction activity and customer demand has been and may continue to be impacted by pandemics or global health crises.

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

Demand for our products also depends in part on federal, state, local and foreign governmental spending and appropriations, including infrastructure, security and defense outlays. Reductions in governmental spending can reduce demand for our products, which in turn, can negatively affect our performance. Our sales depend, in part, upon our customers’ replacement or repair cycles. Adverse economic conditions, including global supply chain constraints, labor constraints, logistic constraints, and cost pressures, pandemics or public health crises, inflation, high interest rates, recessionary concerns and geopolitical events, have caused and may continue to cause customers to forego or postpone new purchases in favor of repairing existing machinery.

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

We use large amounts of steel, among other items, in the manufacture of our products. Occasionally, market prices of some of our key raw materials increase significantly, including as a result of tariffs, other trade barriers, macroeconomic conditions or geopolitical events, resulting in increases in the cost of our products or shortages. If in the future we are unable to reduce product costs in other areas, or pass raw material price increases on to our customers, our margins could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers - including those due to supply chain constraints, labor constraints, logistic constraints, geopolitical events, supplier capacity constraints, labor disputes, impaired financial condition of suppliers, pandemics, global health crises, other infectious diseases, weather emergencies or other natural disasters - may impair our ability to satisfy our customer demand, as well as delay our ability to produce and ship certain of our products, and have had and may continue to adversely affect our financial performance.

The Company purchases under strategic alliances from third-party suppliers which are then sold into our markets. If we are not able to effectively manage pricing from these suppliers, our financial performance could be adversely affected. Likewise, if our suppliers terminate these agreements and we are unable to procure alternate products at substantially similar competitive pricing, our financial performance could be adversely affected.

Unfair foreign competition could adversely affect our financial results.

Many of our foreign competitors benefit from government policies that could give them a competitive advantage in the United States and Europe, including currency devaluation and erecting trade barriers that prevent American manufacturers from selling cranes in those markets. Low-cost competition from China and developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products, which may undermine our ability to generate returns on our investments.

We have incurred and may incur in the future additional expenses and delays due to interruptions at our manufacturing and service facilities as a result of supply chain constraints, and in the future we may also incur additional expenses and delays due to technical problems or other interruptions at our manufacturing and service facilities.

Disruptions in operations, including supply chain constraints, technical problems or other interruptions, such as floods, fire, natural disasters, pandemics or other public health crises, have and in the future may adversely affect the manufacturing or service capacity of our facilities and delay our ability to produce, ship or service certain of our products. Such interruptions have caused, and in the future could cause, delays in production or service, and cause us to incur additional expenses such as charges for expedited deliveries for products that are delayed. Additionally, our customers may have the ability to cancel purchase orders in the event of any delays in production or service and may decrease future orders if delays are persistent. To the extent that such disruptions do not result from damage to our physical property, these disruptions may not be covered by our business interruption insurance. Any such disruptions may adversely affect our business, operations and financial results.

We depend on our key executive officers, managers and skilled personnel and may have difficulty retaining and recruiting qualified employees.

Our success depends to a large extent upon the continued services of our executive officers, senior management personnel, managers and other skilled personnel and our ability to recruit and retain skilled personnel to maintain and expand our operations. We could be affected by the loss of any of our executive officers who are responsible for formulating and implementing our business plan and strategy. In addition, we need to recruit and retain additional management personnel and other skilled employees. However, competition is high for skilled technical personnel among companies that rely on engineering and technology. The loss of qualified employees or an inability to attract, retain and motivate additional skilled employees required for the operation and expansion of our business could hinder our ability to conduct design, engineering and manufacturing activities successfully and develop marketable products, as well as successfully expand our aftermarket service business. We may not be able to attract the skilled personnel we require or retain those whom we have trained at our own cost. If we are not able to do so, our business and our ability to continue to grow could be negatively affected and we could face additional competition from those employees who leave and work for our competitors.

We may not be able to maintain our engineering, technological and manufacturing expertise.

The markets for our products and services are characterized by changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•
hire, retain and expand our pool of qualified engineering and technical personnel;
•
maintain technological leadership in our industry;
•
successfully anticipate or respond to rapidly changing technologies;
•
successfully anticipate or respond to changes in manufacturing processes in a cost-effective and timely manner; and
•
successfully anticipate or respond to changes in cost to serve in a cost-effective and timely manner.

We cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards or customer requirements may render our equipment, inventory or processes obsolete or uncompetitive. We may have to acquire new technologies, skills and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require us to incur significant expense and capital investment, which could reduce our margins and affect our operating results. When we establish new facilities, we may not be able to maintain or develop our engineering, technological, manufacturing and service expertise due to a lack of trained personnel, effective training of new staff or technical difficulties with machinery. Failure to anticipate and adapt to customers’ changing technological needs and requirements or to hire and retain a sufficient number of engineers and service technicians and maintain engineering, technological, manufacturing and service expertise may have a material adverse effect on our business.

If we fail to identify, manage, complete and appropriately integrate acquisitions, strategic alliances, joint ventures or other significant transactions, it could adversely affect our future results.

We completed two acquisitions in 2021 and the acquisition of certain assets of a dealer in 2022. We expect to continue to pursue acquisitions, strategic alliances, joint ventures or other significant transactions in line with our strategy. In order to pursue this strategy successfully, we must identify attractive acquisitions, strategic alliances, joint venture opportunities, potentially obtain financing for future acquisitions on satisfactory terms, successfully complete the transaction, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to identify or complete appealing acquisition, strategic alliance or joint venture opportunities given the intense competition for these transactions. Even if we identify and complete suitable transactions, we may not be able to successfully address inherent risks in a timely manner, or at all. These inherent risks include, among other things: failure to achieve all or any projected synergies, performance targets or other anticipated benefits of the acquisition, strategic alliance or joint venture; failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; incurring substantial unanticipated integration costs; the loss of key employees, including those of an acquired business; diversion of management’s attention from other business concerns; failure to retain the customers of the acquired business; additional debt and/or assumption of known or unknown liabilities; potential dilutive issuances of equity securities; and a write-off of goodwill, customer lists, other intangibles and amortization of expenses. If we fail to successfully integrate an acquisition, we may not realize all or any of the anticipated benefits of the acquisition, and our future results of operations could be adversely affected.

If we do not develop new and innovative products or if customers in our markets do not accept them, our results could be negatively affected.

Our products must be kept current to meet our customers’ needs. To remain competitive, we, therefore, must develop new and innovative products on an on-going basis. If we fail to make innovations or the market does not accept our new products, our sales and results would likely suffer. We invest significantly in the research and development of new products. These expenditures do not always result in products that will be accepted by the market. To the extent they do not, whether as a function of the product or the business cycle, we will have increased expenses without significant sales to benefit us. Failure to develop successful new products may also cause potential customers to purchase competitors’ products, rather than products manufactured by us.

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

Despite our efforts, our information systems, like those of other companies, are susceptible to damage or interruption due to natural disasters, power loss, telecommunications failures, viruses, breaches of security, system upgrades or new system implementations. Furthermore, like the cybersecurity incident that occurred in 2021, our security measures may not detect or prevent all security threats, whether from intentional or inadvertent breaches by our employees or attacks designed to gain unauthorized access to our systems, networks and data, such as denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our customers’ financial, product and other confidential information, result in regulatory actions, legal proceedings and increased insurance costs, and have an adverse effect on our business and reputation.

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

For the years ended December 31, 2023, 2022 and 2021, approximately 53%, 55%, and 61%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the Company’s international sales is part of our growth strategy. Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:

•
less flexible employee relationships which can be difficult and expensive to terminate;
•
labor unrest;
•
political and economic instability (including war and acts of terrorism);
•
inadequate infrastructure for our operations (i.e., lack of adequate power, water, transportation and raw materials);
•
risk of governmental expropriation of our property;
•
export duties, tariffs, import controls and trade barriers (including quotas);
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
•
health concerns and related government actions;
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

If we fail to maintain an effective network for distribution of our products and services, it could affect our business and financial results.

We sell some of our products and provide aftermarket services through both independent third parties such as distributors, agents and channel partners (collectively referred to as distributors) and wholly owned subsidiaries. Each distribution method has risks and costs, and our failure to maintain and grow an effective distribution network may have a material adverse impact on our business.

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

Increasing costs such as labor costs, raw material and component costs, logistic costs, unfavorable absorption of overhead costs due to inefficiencies from supply chain constraints, and energy costs, in the countries in which we operate may erode our profit margins and compromise our price competitiveness. Our profitability also depends on our ability to manage and contain our other operating expenses such as the cost of factory supplies, factory space, equipment rental, repairs and maintenance and freight and packaging expenses. In the event we are unable to manage any increase in our labor and other operating expenses in an environment where revenue does not increase proportionately, our financial results would be adversely affected.

Our operations and profitability could suffer if we experience problems with labor relations.

As of December 31, 2023 we employed approximately 4,800 people worldwide, of which approximately 1,700 were employed in the Americas segment, approximately 2,600 were employed in the EURAF segment and approximately 500 were employed in the MEAP segment. A large majority of our European employees belong to various European trade unions. Additionally, we have one trade union in China and one trade union in India. In North America, a small number of our employees belong to one of two trade unions.

Any significant labor relations issues with our various employee unions could have an adverse effect on our operations, reputation, results of operations and financial condition.

Our inability to recover from natural or man-made disasters or public health crises could adversely affect our business.

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural or manmade disasters, pandemics or other public health crises, national emergencies, significant labor strikes, work stoppages, the effects of climate change, political unrest, war or terrorist activities that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase raw material and components, information technology and other services from numerous suppliers, and, even if our facilities were not directly affected by such events, we have been and in the future could be affected by interruptions at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. We cannot be assured that we will have insurance to adequately compensate us for any of these events.

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

As of December 31, 2023, our total consolidated debt was $372.1 million compared to $385.6 million as of December 31, 2022.

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

The amount of debt we maintain could have consequences, including increasing our vulnerability to general adverse economic and industry conditions; requiring a substantial portion of our cash flows from operations be used for the payment of interest rather than to fund working capital, capital expenditures, acquisitions and general corporate requirements, especially in a high interest environment; limiting our ability to obtain additional financing and/or to refinance our existing debt (and the potential for higher costs associated with any additional financing or the refinancing of our existing debt); and limiting our flexibility in planning for, or reacting to, changes in our business and the end markets in which we operate.

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

Our goodwill and intangible assets represent a material amount of our total assets; as a result, impairment charges have had, and future impairment charges may have, a material adverse effect on our results of operations.

As of December 31, 2023, goodwill and intangible assets — net totaled $205.2 million, or approximately 12.0% of our total assets. The Company performs its annual goodwill and indefinite-lived intangible assets impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Deterioration in macroeconomic conditions, a decline in actual results as compared with the Company's projections, a prolonged low Company equity market capitalization, or material changes to management's assumptions could require the Company to recognize non-cash charges to operating earnings from goodwill and/or intangible asset impairment charges. Material changes to management’s assumptions include weakening industry or economic trends, disruptions to the Company's business, unexpected significant changes or planned changes in the use of the assets or in entity structure. Goodwill or intangible asset impairments have had, and any future impairments may have, a material adverse effect on our results of operations.

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

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2023, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $61.4 million (“unfunded status”), as compared to $62.9 million as of December 31, 2022. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

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

We cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs and/or penalties that could be material. Further, environmental policies, laws and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon our financial condition, results of operations or cash flows.

In addition, increasing laws and regulations dealing with environmental aspects of the products we manufacture can result in significant expenditures in designing and manufacturing new products that satisfy such new laws and regulations. In particular, climate change continues to receive attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gas emissions. While additional regulation of emissions in the future appears likely, how such new regulations would ultimately affect our business, operations or financial results is unknown at this time.

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

Any manufacturing or design defects may also result in product liability claims. Furthermore, customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment or the environment. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been or are being used. Certain of our businesses also have experienced claims relating to past alleged asbestos exposure. We have not to date incurred material costs related to these asbestos claims. We vigorously defend ourselves against current claims and intend to do so against future claims. We also have certain insurance policies which may limit our financial exposures. Any significant liabilities which are not covered by insurance could have an adverse effect on our financial condition, results of operation and cash flows. Likewise, a substantial increase in the number of claims that are made against us or the amounts of any judgments or settlements could materially and adversely affect our reputation, the ability to obtain and the rates for insurance coverages, and our financial condition, results of operations and cash flows.

If we do not meet customers’ product quality, reliability standards and expectations, we may experience increased or unexpected product warranty claims and other adverse consequences to our business.

Product quality and reliability are significant factors influencing customers' decisions to purchase our products and aftermarket services. Inability to maintain the high quality of our products relative to the perceived or actual quality of similar products offered by competitors could result in the loss of market share, loss of revenue, reduced profitability, an increase in warranty costs, government investigations and/or damage to our reputation.

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

We must comply with all applicable international trade, customs, export controls and economic sanctions laws and regulations of the United States and other countries. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or gifts to foreign governments or officials. The presidential administration in the United States has taken, and make take additional, actions that may inhibit international trade by U.S.-based companies. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned parties, and may result in modifications to compliance programs. Violation of these laws or regulations could result in sanctions or fines and could have a material adverse effect on our financial condition, results of operations, cash flows and reputation.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

The Company’s risk management program includes procedures, systems, and processes for assessing, identifying, and managing material risks from cybersecurity threats. Overall, we address cybersecurity risks through Board of Directors (the "Board") and management oversight and a system of controls and procedures designed to protect the confidentiality, integrity, and availability of the Company’s information assets. The Company employs a comprehensive system of monitoring, detection, internal reporting, and prompt escalation of certain cybersecurity incidents, plans for incident response and recovery, technical safeguards, third-party risk management, and mandatory training and awareness campaigns.

Governance and Management Oversight

The Board, in conjunction with the Audit Committee of the Board (“Audit Committee”), oversees the Company’s Enterprise Risk Management process, which includes cybersecurity risks. The Board and the Audit Committee receive regular presentations and discuss topics on cybersecurity risks with management, including the Director of Cybersecurity and the Senior Vice President Global Information Systems. The presentations and discussions address a range of topics, including recent cybersecurity developments, the threat environment, evolving standards and technology, vulnerability assessments and related remediation plans, education and training programs, and cybersecurity insurance. The Board also receives periodic training on recent developments and trends in cybersecurity from a third-party advisor. Based on the Company’s procedures, the Board and Audit Committee receive prompt and timely information regarding any cybersecurity threat or incident that meets established reporting thresholds, and regular updates until such threat or incident has been addressed.

The Director of Cybersecurity and the Senior Vice President Global Information Systems work closely with the CEO, CFO, General Counsel and other members of management to design, implement and maintain policies, procedures and practices to protect the Company’s information systems and promptly respond to any cybersecurity threats or incidents, consistent with the Company’s response and recovery plans. The Global Information Services team monitors the prevention, detection, and mitigation systems in real time and reports such threats and incidents to the Director of Cybersecurity, Senior Vice President Global Information Systems, the CEO, CFO, General Counsel, and other members of management, when appropriate. The process provides for prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management in a timely manner.

The Global Information Services team has relevant educational and industry experience. The Director of Cybersecurity has served in various roles in information technology and security at Manitowoc for over 29 years, including the last five years overseeing cybersecurity. The Senior Vice President Global Information Systems has been with Manitowoc for over 23 years, leading the Global IS team since 2022.

Controls, Procedures and Technical Safeguards

The Company has enterprise security policies, controls and procedures designed to protect the confidentiality, integrity, and availability of our information assets. Among other areas, the comprehensive system addresses intrusion detection, encryption, device hardening, and monitoring through various controls, including phishing protection solutions, administrative password management tools, system patching, encryption, and intrusion prevention and detection systems.

The Company regularly engages in assessments, testing and subsequent remediation of our policies, procedures and practices that are designed to address cybersecurity threats and incidents. These efforts include a variety of third-party vendors and activities, including audits, assessments, penetration tests, threat modeling, tabletop exercises and vulnerability testing. We have also engaged a third party to perform an independent review of our information security environment. The results of such assessments, audits and reviews, along with remediation and development plans, are reported by management to the Board and Audit Committee.

The Company deploys technical safeguards designed to protect the Company’s information systems, including firewalls and systems for anti-malware, intrusion detection and prevention. The technical safeguards are regularly evaluated, tested, and improved through vulnerability assessments and updated cybersecurity intelligence. The Company also maintains incident response and recovery plans that address the Company's response to a cybersecurity incident and such plans are tested, evaluated and updated on a regular basis.

The company evaluates and oversees cybersecurity risks presented by third parties, including vendors, and service providers, and the systems of third parties that could impact our business. We seek vendor partners who are reliable, reputable and maintain cybersecurity programs. We also rely on contractual terms for indemnification and to ensure vendors and service providers employ industry best practices to protect confidential information.

The Company uses employee training and education as part of the comprehensive system designed to protect the Company’s information systems. Through mandatory training and ongoing awareness campaigns, including phishing simulations, we are educating our personnel about cybersecurity risks and providing them with the tools to identify, prevent and report potential cybersecurity threats.

Cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected or are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition.

Item 2. PROPERTIES

Manitowoc maintains leased and owned manufacturing, warehouse, service and distribution and office facilities throughout the world. The Company’s corporate office is located in Milwaukee, Wisconsin. The Company believes that its facilities currently in use are suitable and have adequate capacity to meet its present and foreseeable future demand. Manitowoc management continually monitors the Company’s capacity needs and makes adjustments as dictated by market and other conditions.

The following table provides information about material facilities owned or leased by the Company as of December 31, 2023.

Facility Location	Type of Facility
Milwaukee, Wisconsin	Global Headquarters
Americas
Shady Grove, Pennsylvania	Manufacturing/Office
Jeffersonville, Indiana	Warehouse
Bloomington, Minnesota	Distribution/Service
Belle Chasse, Louisiana	Distribution/Service
Aiken, South Carolina	Distribution/Service
Houston, Texas	Distribution/Service
EURAF
Wilhelmshaven, Germany	Manufacturing/Office
Niella Tanaro, Italy	Manufacturing/Office
Moulins, France	Manufacturing/Office
Charlieu, France	Manufacturing/Office
Saint Pierre de Chandieu, France	Warehouse/Office
Baltar, Portugal	Manufacturing/Office
MEAP
Zhangjiagang, China	Manufacturing/Office

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

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Each of the following executive officers of the Company has been elected by the Board of Directors. The information presented below is as of February 23, 2024.

Name	Age	Position With The Registrant	Principal Position Held Since
Aaron H. Ravenscroft	45	President and Chief Executive Officer	2020
Brian P. Regan	50	Executive Vice President and Chief Financial Officer	2022
Jennifer L. Peterson	47	Executive Vice President, General Counsel and Secretary	2022
Leslie L. Middleton	54	Executive Vice President, Americas and EU Mobile Cranes	2020
James S. Cook	40	Executive Vice President, Human Resources	2023

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

Brian P. Regan has served as Executive Vice President and Chief Financial Officer of the Company since May 2022. Prior to his appointment, he was the Vice President, Corporate Controller and Principal Accounting Officer since November 2018, overseeing the Company’s accounting and financial reporting teams and was also responsible for the Treasury function beginning in 2020. Before joining Manitowoc, Mr. Regan served in positions of increasing responsibility at SPX Corporation (2006-2018) where he had most recently served as Vice President Finance, Chief Financial Officer of SPX Transformer Solutions. Prior to SPX Corporation, Mr. Regan served in positions of increasing responsibility at Ernst & Young LLP (2000-2006) and Ogilvy & Mather (1997-2000). He holds a Bachelor of Arts in Economics and Accounting from the College of the Holy Cross and earned his Certified Public Accountant license in New York.

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

James S. Cook has served as Executive Vice President, Human Resources since May 2023. Prior to his appointment, he served as Senior Vice President, Human Resources since August 2022, Senior Vice President, EH&S (Environment, Health & Safety) and The Manitowoc Way, since August 2022 and Vice President, EH&S and Security since August 2017. Before joining Manitowoc, Mr. Cook served in progressive executive roles at Hansa Heavy Lift (2015-2017), SAL Heavy Lift (2012-2015), Aida Cruises (2012), Holland America Line (2003-2012), and served as an Officer in the British Royal Navy (2002).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MTW. The number of shareholders of record of common stock as of December 31, 2023 was 492.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s 2026 Notes and the Company’s ABL Revolving Credit Facility described below. For the years ended December 31, 2023 and 2022, no cash dividends were declared or paid.

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

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
The Manitowoc Company, Inc.
S&P 500 Index
Russell 2000 Index

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2019	2020	2021	2022	2023
The Manitowoc Company, Inc.	18.48%	(23.94)%	39.67%	(50.73)%	82.21%
S&P 500 Index	31.49%	18.40%	28.71%	(18.11)%	26.29%
Russell 2000 Index	25.53%	19.96%	14.82%	(20.44)%	16.93%

	Indexed Returns
	Years Ending December 31,
	2018	2019	2020	2021	2022	2023
The Manitowoc Company, Inc.	100.00	118.48	90.12	125.86	62.02	113.00
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
Russell 2000 Index	100.00	125.53	150.58	172.90	137.56	160.85

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview: The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) is a leading provider of engineered lifting solutions headquartered in Milwaukee, Wisconsin, United States. Through its wholly owned subsidiaries, Manitowoc designs, manufacturers, markets, distributes and supports comprehensive product lines of mobile hydraulic cranes, lattice-boom crawler cranes, boom trucks and tower cranes.

All dollar amounts are in millions throughout the tables included in Management’s Discussion and Analysis of Financial Condition and Results of Operations unless otherwise indicated.

Current Events

Supply Chain and Logistics Constraints

The Company continues to actively monitor global supply chain and logistics constraints which had a negative impact on the Company's ability to source parts, complete and ship units and service cranes for the years ended December 31, 2023 and 2022. While the Company experienced some relief with supply chain and logistics constraints, supply chains for certain key components remain distressed. The Company continues to actively monitor and manage supply chain constraints through alternative sourcing of parts and adapting production to limit waste and inefficiencies in the facilities. Continuing or worsening supply chain and logistics constraints may have a material adverse impact on the Company's financial condition, results of operations or cash flows.

Curtailment of Operations in Russia

As of December 31, 2023, the Company's operations in Russia have been substantially curtailed. As a result, for the year ended December 31, 2023, the Company released $9.3 million of non-cash foreign currency translation adjustments recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets to other income (expense) – net in the Consolidated Statement of Operations. The Company does not anticipate material future charges related to the curtailment of operations in Russia.

Results of Operations

A detailed discussion of the year-over-year changes for the years ended December 31, 2022 and 2021 can be found in the Management's Discussion and Analysis section of the Company's 2022 Annual Report on Form 10-K filed on February 24, 2023, and is available on the SEC's website at www.sec.gov as well as in the "Investors" section of our website at www.manitowoc.com.

Results of Operations for the Years Ended December 31, 2023 and 2022

	2023	2022	2023 to 2022 % Change
Orders	$2,082.3	$2,095.5	(0.6)%
Backlog	917.2	1,056.0	(13.1)%
Net sales	2,227.8	2,032.5	9.6%
Gross profit	425.2	364.5	16.7%
Gross profit %	19.1%	17.9%
Engineering, selling and administrative expenses	328.3	281.0	16.8%
Asset impairment expense	—	171.9	*
Interest expense	33.9	31.6	7.3%
Other income (expense) - net	(13.0)	5.8	*
Provision for income taxes	5.0	3.4	47.1%
*Measure not meaningful

Orders and Backlog

Backlog represents the dollar value of orders which are expected to be recognized in net sales in the future. Orders are included in backlog when an executed binding contract with a price that is fixed or has a floor has been received but has not been recognized in net sales. Orders and backlog are not measures defined by GAAP and the Company's methodology for determining orders and backlog may vary from the methodology used by other companies. Management uses orders and backlog for capacity and resource planning. The Company believes this information is useful to investors to provide an indication of future revenues.

Orders for the year ended December 31, 2023 decreased 0.6% to $2,082.3 million from $2,095.5 million for the same period in 2022. The decrease in orders was primarily attributable to softening demand in the EURAF and Americas segments. This was partially offset by an increase in demand in the MEAP segment. Orders were favorably impacted by $18.3 million from changes in foreign currency exchange rates.

The Company’s backlog as of December 31, 2023 was $917.2 million, a 13.1% decrease from the December 31, 2022 backlog of $1,056.0 million . The decrease in backlog from December 31, 2022 was primarily attributable to higher shipments due to easing of supply chain and logistics constraints and the lower orders. Backlog was favorably impacted by $9.4 million from changes in foreign currency exchange rates.

Net Sales

Consolidated net sales for the year ended December 31, 2023 increased 9.6% to $2,227.8 million from $2,032.5 million for the year ended December 31, 2022. The increase was primarily attributable to higher new and non-new machine sales in the Americas and MEAP segments, higher non-new machine sales in the EURAF segment and global pricing actions. This was partially offset by lower new machine sales in the EURAF segment. Net sales were favorably impacted by $15.5 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the year ended December 31, 2023 increased 16.7% to $425.2 million compared to $364.5 million for the year ended December 31, 2022. The increase was primarily attributable to the higher net sales, partially offset by higher material and transportation costs and unfavorable product mix. Gross profit was favorably impacted by $1.8 million from changes in foreign currency exchange rates.

Engineering, Selling and Administrative Expenses

Engineering, selling and administrative expenses for the year ended December 31, 2023 increased 16.8% to $328.3 million compared to $281.0 million for the year ended December 31, 2022. The increase was primarily attributable to a $21.2 million charge related to a legal matter with the U.S. Environmental Protection Agency (“EPA”), higher employee-related costs and $4.8 million of benefit recorded in the prior year from the partial recovery of the previously written-off long-term note receivable from the 2014 divestiture of the Company’s Chinese joint venture. Engineering, selling, and administrative expenses were unfavorably impacted by $2.8 million from changes in foreign currency exchange rates.

Asset Impairment Expense

During the year ended December 31, 2022, the Company recorded non-cash charges in the Americas segment of $171.9 million consisting of a $166.5 million goodwill impairment charge and a $5.4 million indefinite-lived intangible asset impairment charge. Refer to Note 10, “Goodwill and Intangible Assets,” to the Consolidated Financial Statements for further information.

Interest Expense

Interest expense for the year ended December 31, 2023 was $33.9 million compared to $31.6 million for the year ended December 31, 2022. Interest expense increased year-over-year primarily due to higher interest rates on borrowings from the Company's ABL revolving credit facility. See further detail at Note 12, “Debt,” to the Consolidated Financial Statements.

Other Income (Expense) – Net

Other income (expense) – net for the year ended December 31, 2023 was $13.0 million of expense and was primarily composed of a $9.3 million non-cash write-off of foreign currency translation adjustments related to the curtailment of operations in Russia and $6.0 million of pension benefit and postretirement health costs. This was partially offset by $3.3 million of net foreign currency transaction gains.

Other income (expense) - net for the year ended December 31, 2022 was $5.8 million of income and was primarily composed of $5.5 million of net foreign currency transaction gains and a $0.9 million gain on disposal of property, plant and equipment, partially offset by a $0.5 million charge related to non-capitalizable one-time legal and debt related costs.

Provision for Income Taxes

During the year ended December 31, 2023 and 2022 the Company recorded a provision for income taxes of $5.0 million and $3.4 million, respectively.

Due to the Company’s historic losses, impacts from United States tax reform and full valuation allowances in certain jurisdictions, the effective annual tax rate is not a meaningful measure of the Company’s cash tax position or performance of the business. It is reasonably possible that sufficient positive evidence may result in a requirement to release a portion of certain valuation allowances within the next twelve months. Such changes in the realizability of deferred tax assets will be reflected in continuing operations and could have a material effect on the Company’s financial position and results of operations.

The 2023 effective tax rate was favorably impacted by the release of a $19.0 million valuation allowance and a $3.2 million tax benefit for the favorable resolution of a previously reserved foreign income tax matter. The rate was unfavorably impacted primarily by non-deductible expenses related to a legal matter, additional valuation allowances recorded during the year and the jurisdictional mix of the financial results.

The 2022 effective tax rate was favorably impacted by the net release of unrecognized tax positions of $11.5 million, primarily related to U.S. Federal tax planning strategies implemented as a result of the Coronavirus Aid, Relief and Economic Security Act. The rate was unfavorably impacted primarily by the goodwill and indefinite-lived intangible asset impairment charges for which there was no related tax asset, additional valuation allowances recorded during the year and the jurisdictional mix of the financial results.

Refer to Note 14, “Income Taxes,” to the Consolidated Financial Statements.

Segment Operating Performance

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

	Year ended December 31, 2023	Year ended December 31, 2022	Change
Net Sales
Americas	$1,211.2	$1,013.0	19.6%
EURAF	669.6	761.5	(12.1)%
MEAP	347.0	258.0	34.5%

Segment Operating Income (Loss)
Americas	$111.7	$(88.8)	*
EURAF	(7.9)	(3.2)	(146.9)%
MEAP	52.3	40.2	30.1%
*Measure not meaningful

Americas

Americas segment net sales increased 19.6% in 2023 to $1,211.2 million from $1,013.0 million in 2022. The increase was primarily attributable to higher new machine sales as a result of a higher shippable backlog entering the year, higher non-new machine sales and pricing actions.

Americas segment operating income of $111.7 million increased $200.5 million in 2023 from an operating loss of $88.8 million in 2022. The increase was primarily attributable to $171.9 million of non-cash goodwill and indefinite-lived intangible asset impairment charges recorded in the prior year and the higher net sales in the current year. This was partially offset by charges for certain product-related lawsuits, higher material costs and higher labor costs.

EURAF

EURAF segment net sales decreased 12.1% in 2023 to $669.6 million from $761.5 million in 2022. The decrease was primarily attributable to lower new machine sales, partially offset by pricing actions and higher non-new machine sales. EURAF net sales were favorably impacted by $15.1 million from changes in foreign currency exchange rates.

EURAF segment operating loss of $7.9 million increased $4.7 million in 2023 from an operating loss of $3.2 million in 2022. The increase was primarily attributable to lower net sales, higher material costs and higher labor costs. Operating loss was unfavorably impacted by $0.7 million from changes in foreign currency exchange rates.

MEAP

MEAP segment net sales increased 34.5% in 2023 to $347.0 million from $258.0 million in 2022. The increase was primarily attributable to higher new and non-new machine sales. MEAP net sales were unfavorably impacted by $0.2 million from changes in foreign currency exchange rates.

MEAP segment operating income increased 30.1% in 2023 to $52.3 million from $40.2 million in 2022. The increase was primarily attributable to the higher net sales and favorable product mix. This was partially offset by higher labor costs and $4.8 million of income recorded in the prior year related to the partial recovery of the previously written-off long-term note receivable from the 2014 divestiture of the Company’s Chinese joint venture. Operating income was favorably impacted by $0.3 million from changes in foreign currency exchange rates.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$63.0	$76.9
Net cash used for investing activities	(71.8)	(58.0)
Net cash used for financing activities	(21.4)	(29.9)
Cash and cash equivalents	34.4	64.4

Cash Flows from Operating Activities

Net cash provided by operating activities of $63.0 million in 2023 decreased $13.9 million from $76.9 million in 2022. The decrease in net cash provided by operating activities was primarily due to an increase in working capital due to higher inventory as a result of logistics constraints and higher accounts receivable due to the timing of shipments in the fourth quarter. This was partially offset by higher net income adjusted for non-cash items.

Cash Flows from Investing Activities

Net cash used for investing activities of $71.8 million in 2023 increased $13.8 million from $58.0 million in 2022. The increase in net cash used for investing activities was primarily due to higher capital expenditures of $15.6 million and $2.3 million of cash receipts in the prior year related to the finalization of the purchase price for the acquisition of the crane business of H&E Equipment Services, Inc. This was partially offset by $4.1 million of higher proceeds from the sale of property, plant and equipment as compared to the prior year.

Cash Flows from Financing Activities

Net cash used for financing activities of $21.4 million in 2023 decreased $8.5 million from $29.9 million in 2022. The decrease in net cash used for financing activities was primarily due to $3.8 million of proceeds from other debt in the current year as compared to $5.1 million of payments on other debt in the prior year and $1.9 million of payments in the prior year for debt issuance and other debt related costs. This was partially offset by $2.5 million of higher common stock repurchases compared to the prior year.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity position as of December 31, 2023 and 2022 is summarized as follows:

	2023	2022
Cash and cash equivalents	$34.4	$64.4
Revolver borrowing capacity	275.0	275.0
Other debt availability	45.2	43.8
Less: Borrowings on revolver	(60.0)	(80.0)
Less: Borrowings on other debt	(11.2)	(4.3)
Less: Outstanding letters of credit	(3.4)	(3.0)
Total liquidity	$280.0	$295.9

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

The maximum availability under the Company’s current ABL Revolving Credit Facility (as defined below) is $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and certain fixed assets of the Loan Parties (as defined below). The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the senior secured second lien notes due on April 1, 2026 (the "2026 Notes") and the related guarantees. The ABL Revolving Credit Facility has a maturity date of May 19, 2027 (with a springing maturity date of December 30, 2025 if the 2026 Notes have not been repaid in full or refinanced prior to December 30, 2025), and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility.

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe and China. There are six facilities, of which five facilities are denominated in Euros totaling €37.0 million and one facility denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of December 31, 2023 for the six overdraft facilities is $45.2 million, with $11.2 million outstanding.

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

As of December 31, 2023 and 2022, the Company had $60.0 million and $80.0 million, respectively, of borrowings outstanding under the ABL Revolving Credit Facility. During the year ended December 31, 2023, the highest daily borrowing under the ABL Revolving Credit Facility was $119.6 million and the average borrowing was $103.4 million, while the weighted-average annual interest rate was 5.2%. During the year ended December 31, 2022, the highest daily borrowing under the ABL Revolving Credit Facility was $112.5 million and the average borrowing was $90.9 million, while the weighted-average annual interest rate was 3.1%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. During the year ended December 31, 2023, the spreads for SOFR and Alternative Base Rate borrowings were 1.25% and 0.25%, respectively. Excess availability as of December 31, 2023 was $211.6 million, which represents revolver borrowing capacity of $275.0 million less $60.0 million in borrowings outstanding and U.S. letters of credit outstanding of $3.4 million.

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

As of December 31, 2023, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company seeks to opportunistically raise capital in the debt capital markets and bank credit markets.

Other Financing Arrangements

The Company has two non-U.S. accounts receivable financing programs with no maximum availability and one U.S. accounts receivable financing program with maximum availability of $25.0 million. Transactions under the non-U.S. and U.S. programs were accounted for as sales in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit. Refer to Note 13, “Accounts Receivable Factoring,” to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2023, the Company had buyback commitments with a balance outstanding of $43.4 million. This amount is not reduced for amounts the Company would recover from the repossession and subsequent resale of collateral. Refer to Note 20, “Guarantees,” to the Consolidated Financial Statements for further information.

Contractual Obligations and Commercial Commitments

The Company's material cash requirements, contractual obligations and commercial commitments include the following:

Debt

As of December 31, 2023, the Company had outstanding debt of $372.1 million with $13.4 million payable within one year. The Company is committed to pay 9.000% of annual interest on the $300.0 million 2026 Notes that mature on April 1, 2026. Additionally, the Company's debt outstanding under the ABL Revolving Credit Facility is subject to variable interest based on prevailing rates. For the year ended December 31, 2023, the Company incurred $5.4 million and $1.6 million of interest on borrowings from the ABL Revolving Credit Facility and other debts, respectively. Refer to Note 12, “Debt,” to the Consolidated Financial Statements for further information.

Purchase Obligations

As of December 31, 2023, the Company has purchase obligations of $1,151.6 million with $674.4 million due within one year. Purchase obligations consist primarily of open purchase orders for raw materials and various components used in the manufacturing process and purchase obligations from agreements with various suppliers that include a right of cancellation.

Leases

As of December 31, 2023, the Company had contractual fixed costs related to operating lease commitments of $72.6 million with $15.4 million due within one year. Refer to Note 22, “Leases,” to the Consolidated Financial Statements for further information.

Capital Expenditures

The Company funds capital expenditures that are intended to improve the cost structure of the Company’s business; invest in new processes, products and technology; maintain high-quality production standards; and maintain and expand the Company's rental fleet.

The Company paid a total of $77.4 million during 2023 for capital expenditures. For the year ended December 31, 2023, depreciation was $56.6 million. The Company anticipates that capital expenditures for 2024 will be approximately $60.0 million, of which approximately $25.0 million will be for growth of the rental fleet.

Other Cash Requirements

The Company has unrecognized tax benefits totaling $9.1 million as of December 31, 2023, excluding related interest and penalties. During the next twelve months, the unrecognized tax benefits are not expected to significantly increase or decrease due to audit settlements or lapsing statuses of limitations. Refer to Note 14, “Income Taxes,” to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740 “Income Taxes.”

The Company maintains defined benefit pension plans for some of the Company’s employees and retirees. The Board of Directors has established the Retirement Plan Committee to manage the operations and administration of all benefit plans and related trusts. Refer to Note 21, “Employee Benefit Plans,” to the Consolidated Financial Statements.

In 2023, cash contributions by the Company to defined benefit pension, postretirement medical and other benefit plans were $5.1 million, and the Company estimates that its contributions in 2024 will be approximately $9.8 million. Cash contributions to the Company’s 401(k) plan were $12.2 million in 2023. Cash contributions to the 401(k) plan earned in 2023 and expected to be paid in 2024 are $3.1 million.

The Company maintains a non-qualified supplemental deferred compensation plan for highly compensated and key management employees and for non-employee directors of the Company. The Company contributes a matching contribution for eligible wages above IRS employee compensation limits for 401(k) retirement plans and/or an additional contribution from the Company for each individual participant, which may or may not be made, at the full discretion of the Company based on its performance. In 2023, cash contributions by the Company to the non-qualified supplemental deferred compensation plan were $0.4 million. Cash contributions to the non-qualified supplemental deferred compensation plan earned in 2023 and expected to be paid in 2024 are $0.2 million.

Non-GAAP Measures

The Company uses EBITDA, adjusted EBITDA, adjusted operating income, Adjusted ROIC and free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

Adjusted ROIC

Adjusted ROIC measures how efficiently the Company uses invested capital in its operations. Adjusted ROIC is not a measure defined by GAAP and the Company’s methodology for determining Adjusted ROIC may vary from the methodology used by other companies. Management and the Board use Adjusted ROIC as a measure to assess operational performance and capital allocation. The Company believes this information is useful to investors as it provides a measure of value creation as a percentage of capital invested.

Adjusted ROIC is determined by dividing adjusted net operating profit after tax (“Adjusted NOPAT”) for the year ended December 31, 2023 by the five-quarter average of invested capital. Adjusted NOPAT is calculated for each quarter by taking operating income (loss) plus the addback of amortization of intangible assets and the addback or subtraction of restructuring expenses, certain other non-recurring items - net and income taxes, which is determined using a 15% tax rate. Invested capital is defined as net total assets less cash and cash equivalents and income tax assets - net plus short-term and long-term debt. Income taxes are defined as income tax payables/receivables, net deferred tax assets/liabilities, and uncertain tax positions.

The Company’s Adjusted ROIC for the year ended December 31, 2023 was 11.2%. Below is the calculation of Adjusted ROIC for the year ended December 31, 2023.

Year Ended December 31, 2023
Operating income	$92.4
Amortization of intangible assets	3.2
Restructuring expense	1.3
Other non-recurring items - net[1]	21.8
Adjusted operating income	118.7
Provision for income taxes	(17.8)
Adjusted NOPAT	$100.9

5-Quarter Average
Total assets	$1,681.3
Total liabilities	(1,112.1)
Net total assets	569.3
Cash and cash equivalents	(44.2)
Short-term borrowings and current portion of long-term debt	12.9
Long-term debt	371.4
Income tax assets - net	(6.2)
Invested capital	$903.1

Adjusted ROIC	11.2%

(1)
Other non-recurring items - net for the year ended December 31, 2023 relate to $21.2 million of costs associated with a legal matter with the U.S. EPA and $0.6 million of one-time costs.

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring expense, other income (expense) - net and certain other non-recurring items.

The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA for the years ended December 31, 2023 and 2022 is summarized as follows:

	Year Ended December 31,
	2023	2022
Net income (loss)	$39.2	$(123.6)
Interest expense and amortization of deferred financing fees	35.2	33.0
Provision for income taxes	5.0	3.4
Depreciation expense	56.6	60.6
Amortization of intangible assets	3.2	3.1
EBITDA	139.2	(23.5)
Restructuring expense	1.3	1.5
Asset impairment expense (1)	—	171.9
Other non-recurring items - net (2)	21.8	(1.0)
Other (income) expense - net (3)	13.0	(5.8)
Adjusted EBITDA	$175.3	$143.1
(1)
The asset impairment expense in 2022 represents non-cash goodwill and indefinite-lived intangible asset impairment charges.
(2)
Other non-recurring items - net for the year ended December 31, 2023 relate to $21.2 million of costs associated with a legal matter with the U.S. EPA and $0.6 million of one-time costs. Other non-recurring items - net for the year ended December 31, 2022 relate to $4.8 million of income from the partial recovery of the previously written off long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture, partially offset by $3.0 million of fair value step up on rental fleet assets sold during the period that was expensed within cost of sales, $0.6 million of other one-time costs associated with the businesses acquired in 2021, and other one-time charges of $0.2 million.
(3)
Other (income) expense - net includes net foreign currency gains (losses), other components of net periodic pension costs and other items in the years ended December 31, 2023 and 2022. Other income (expense) – net for the year ended December 31, 2023 includes a $9.3 million write-off of non-cash foreign currency translation adjustments from the curtailment of operations in Russia.

Free Cash Flows

Free cash flows is defined as net cash provided by operating activities less capital expenditures. The reconciliations of net cash provided by operating activities to free cash flows for the year ended December 31, 2023 and 2022 are summarized as follows:

	Year Ended December 31,
	2023	2022
Net cash provided by operating activities	$63.0	$76.9
Capital expenditures	(77.4)	(61.8)
Free cash flows	$(14.4)	$15.1

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

For a more detailed discussion of the Company's accounting policies and the financial instruments that we use, refer to Note 2, “Summary of Significant Accounting Policies,” Note 5, “Fair Value of Financial Instruments,” and Note 12, “Debt,” to the Consolidated Financial Statements.

Interest Rate Risk

The Company's long-term debt primarily consists of $300.0 million on the 2026 Notes and borrowings under its ABL Revolving Credit Facility. Borrowings under the ABL Revolving Credit Facility bear interest at a variable rate using SOFR plus a spread. The variable interest rate is based upon the average availability as of the most recent determination date. As of December 31, 2023, the Company had borrowings on the ABL Revolving Credit Facility of $60.0 million. At any time, the Company could be party to various interest rate swaps in connection with its fixed or floating rate debt. No interest rate swaps were entered into or outstanding during 2023 or 2022. A hypothetical 100 basis point increase/decrease in the average interest rate of the Company's annual average borrowings under its ABL Revolving Credit Facility would have resulted in a $0.8 million increase/decrease to interest expense for the year ended December 31, 2023.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, including steel, copper, aluminum and petroleum-based products. From time to time the Company may use commodity financial instruments to hedge commodity prices. No commodity financial instruments were entered into or outstanding during 2023 and 2022. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors.”

Currency Risk

The Company has manufacturing, sales and distribution facilities around the world, and therefore, makes investments and enters into transactions denominated in various currencies, which introduces transactional currency exchange risk.

To mitigate transactional currency exchange risk, the Company, from time-to-time, enters into foreign exchange contracts to 1) reduce the earnings and cash flows impact on non-functional currency denominated receivables and payables and 2) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time it recognizes a particular purchase or sale transaction. Gains and losses resulting from hedging instruments either impact the Company’s Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged. The maturities of these foreign exchange contracts coincide with the expected underlying settlement date of the related cash inflow or outflow. The hedges of anticipated transactions are designated as cash flow hedges as required under ASC Topic 815 “Derivatives and Hedging.” As of December 31, 2023, the Company was party to foreign currency forward contracts with a notional value of $140.1 million all of which are carried on the Company’s balance sheet at fair value. As of December 31, 2023, a hypothetical 10% increase or decrease in the exchange rate in the Company’s portfolio of foreign currency contracts would result in a $8.7 million unrealized gain and a $5.9 million unrealized loss, respectively. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged.

Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end. Results of operations are translated into U.S. dollars at an average exchange rate for the period. The resulting translation adjustments are recorded in stockholders’ equity as other comprehensive income (loss). The cumulative translation adjustment recorded in other comprehensive income (loss) for the year ended December 31, 2023 was income of $20.6 million.

Environmental, Health, Safety, Contingencies and Other Matters

Refer to Part II, Item 8, Note 19, “Commitments and Contingencies,” where the Company has disclosed environmental, health, safety, contingencies and other matters.

Critical Accounting Policies and Estimates

The Consolidated Financial Statements include the accounts of the Company and all its subsidiaries. The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying Consolidated Financial Statements and related footnotes. In preparing these Consolidated Financial Statements, the Company has made its best estimates and judgments of certain amounts included in the Consolidated Financial Statements giving due consideration to materiality. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Although the Company has listed a number of accounting policies and estimates below which the Company believes to be most critical, the Company also believes that all of the Company’s accounting policies are important to the reader. Refer to Part II, Item 8, Note 2, “Summary of Significant Accounting Policies,” for a detailed description of these and other accounting policies of the Company.

Revenue Recognition – The Company records revenue in accordance with ASC Topic 606 – “Revenue from Contracts with Customers.” Below are the Company's revenue recognition policies by performance obligation.

•
Crane Sales

Crane sales are primarily generated through the sale of new and used cranes. Contracts with customers are generally in the form of a purchase order. Based on the nature of the Company’s contracts, the Company does not have any significant financing terms. Contracts may have variable consideration in the form of early pay discounts or rebates. Revenue is recognized under these contracts when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier or acceptance through an independent inspection company that acts as an agent of the customer.

From time to time, the Company enters into agreements where the customer has the right to exercise a put option requiring the Company to buy back a crane at an agreed upon price. The Company evaluates each agreement at the inception of the order to determine if the customer has a significant economic incentive to exercise that right. If it is determined that the customer has a significant economic incentive to exercise that right, the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases.” If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the asset is transferred to the customer.

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

•
Crane Attachment Sales

Crane attachment sales are generated through the sale of new or used crane attachments such as luffing jibs, ecomats and counterweights. Crane attachment sales are recognized when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier.

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

•
Other Sales

The Company’s other sales consist primarily of sales from:

•
Repair and field service work;
•
Remanufacturing; and
•
Rental of cranes.

As it relates to the Company’s other sales, the Company’s performance obligations generally relate to performing specific agreed upon services. Depending on the nature of the contract, sales are recognized based on completion of those services or over the service period based on a measure of progress.

Inventories and Related Reserve for Obsolete and Excess Inventory – Inventories are valued at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories based on historical usage, estimated future usage, sales requiring the inventory and historical write-off experience.

Goodwill, Intangible Assets and Other Long-Lived Assets – The Company accounts for goodwill and intangible assets under the guidance of ASC Topic 350-10, “Intangibles – Goodwill and Other.” Under ASC Topic 350-10, goodwill is not amortized; instead, the Company performs an annual impairment test. The Company has two reporting units with goodwill: Americas – Distribution and MEAP. The date for the annual impairment test is October 31, or more frequently if events or changes in circumstances indicate that the assets might be impaired. To perform its goodwill impairment test, the Company uses a combination of the income approach and market approach with a weighting of 70/30, respectively, to determine the fair value of the MEAP reporting unit. The Company determined a 70% weighting toward the income approach was appropriate as cash flows for the reporting unit are better aligned to the cyclical nature of the crane business and its unique market dynamics. The Company determined a 30% weighting toward the market approach was appropriate as the valuation is indicative of the fair value of the Company and its reporting unit but there is a lack of comparable peer companies. The Company uses only the income approach to determine the fair value of the Americas – Distribution reporting unit due to the lack of comparable peer companies to determine fair value under the market approach. Impairment is determined based on the amount in which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill at the reporting unit.

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

As of October 31, 2023, the Company performed its annual goodwill impairment test. Based on the results of the test, the fair value of the Americas – Distribution and MEAP reporting units were substantially in excess of their carrying values as of the date of the annual impairment test and, therefore, were not impaired as of December 31, 2023.

As of October 31, 2023, the Company performed its annual indefinite-lived intangible assets impairment test of the Potain Tradename and Grove Tradename. Based on the results of the test, the fair value of the Grove Tradename and Potain Tradename were substantially in excess of their carrying value as of the date of the annual impairment test and, therefore, were not impaired as of December 31, 2023.

A considerable amount of management judgment and assumptions are required in performing the goodwill and indefinite-lived asset impairment tests as it relates to revenue growth rates, projected margin, the discount rate and relevant market multiples, as applicable. The Americas – Distribution reporting unit’s fair value equaled its purchase price as of December 31, 2021, and has limited history when determining revenue growth rates and projected margin. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required. Weakening industry or economic trends, disruptions to the Company's business, unexpected significant changes or planned changes in the use of the assets or in entity structure are all factors which may adversely impact the assumptions used in the valuations.

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

The following table summarizes the sensitivity of our December 31, 2023 retirement obligations and 2023 retirement benefit costs of the Company's plans to changes in the key assumptions used to determine those results:

Change in assumption:	Estimated increase (decrease) in 2024 pension net periodic benefit costs	Estimated increase (decrease) in projected benefit obligation for the year ended December 31, 2023	Estimated increase (decrease) in 2024 other postretirement net periodic benefit costs	Estimated increase (decrease) in other postretirement benefit obligation for the year ended December 31, 2023
0.50% increase in discount rate	$(0.4)	$(7.8)	$—	$(0.2)
0.50% decrease in discount rate	0.4	8.2	—	0.2
0.50% increase in long-term return on assets	(0.6)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	0.6	N/A	N/A	N/A
1.0% increase in health care cost trend rates	N/A	N/A	—	0.1
1.0% decrease in health care cost trend rates	N/A	N/A	—	(0.1)

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Manitowoc Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of The Manitowoc Company, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows, for the year ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Americas – Distribution Reporting Unit – Refer to Notes 2 and 10 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company performed its annual goodwill impairment test on October 31, 2023. The goodwill balance was $79.6 million as of December 31, 2023, of which $14.4 million related to the Americas – Distribution reporting unit. The Company used only the income approach to determine the fair value of the Americas – Distribution reporting unit. A considerable amount of management judgment and assumptions are required in performing the goodwill impairment test as it relates to forecasts of future revenues and margins and the selection of the discount rate. The Company determined that the fair value of the Americas - Distribution reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified the impairment evaluation of goodwill for the Americas – Distribution reporting unit as a critical audit matter because of the inherent subjectivity involved in management’s estimates and the assumptions related to forecasts of future revenues and margins, and the selection of the discount rate. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discount rate and forecasts of future revenues and margins used by management to estimate the fair value of the Americas - Distribution reporting unit included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those related to management’s forecasts of future revenues and margins and selection of the discount rate.
•
We evaluated management’s ability to accurately forecast future revenues and margins by comparing actual results to management’s previous forecasts.
•
We evaluated the reasonableness of management’s revenue and margin forecasts by comparing the forecasts to (1) historical revenues and margins, (2) forecasted information in industry reports and (3) forecasted information for certain companies in the reporting unit’s industry.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and the discount rate by (1) testing the source information underlying the determination of the discount rate; (2) testing the mathematical accuracy of the calculation; and (3) developing a range of independent estimates and comparing those to the discount rate selected by management.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 23, 2024

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Manitowoc Company, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of The Manitowoc Company, Inc. and its subsidiaries (the “Company”) as of December 31, 2022, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the two years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts as of and for each of the two years in the period ended December 31, 2022 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

February 24, 2023

We served as the Company's auditor from 1995 to 2023.

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2023, 2022 and 2021

Millions of dollars, except per share data	2023	2022	2021
Net sales	$2,227.8	$2,032.5	$1,720.2
Cost of sales	1,802.6	1,668.0	1,413.0
Gross profit	425.2	364.5	307.2
Operating costs and expenses:
Engineering, selling and administrative expenses	328.3	281.0	258.5
Asset impairment expense	—	171.9	1.9
Amortization of intangible assets	3.2	3.1	1.4
Restructuring (income) expense	1.3	1.5	(1.1)
Total operating costs and expenses	332.8	457.5	260.7
Operating income (loss)	92.4	(93.0)	46.5
Other income (expense):
Interest expense	(33.9)	(31.6)	(28.9)
Amortization of deferred financing fees	(1.3)	(1.4)	(1.5)
Other income (expense) — net	(13.0)	5.8	1.0
Total other expense - net	(48.2)	(27.2)	(29.4)
Income (loss) before income taxes	44.2	(120.2)	17.1
Provision for income taxes	5.0	3.4	6.1
Net income (loss)	$39.2	$(123.6)	$11.0

Per Share Data
Basic income (loss) per common share	$1.12	$(3.51)	$0.32

Diluted income (loss) per share	$1.09	$(3.51)	$0.31

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2023, 2022 and 2021

Millions of dollars	2023	2022	2021
Net income (loss)	$39.2	$(123.6)	$11.0
Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on derivatives, net of income tax provision of $0.0, $0.0 and $0.0, respectively	(4.1)	5.4	—
Employee pension and postretirement benefit income (expense), net of income tax (provision) benefit of $0.7, $(1.1) and $(0.4), respectively	5.0	17.0	15.6
Foreign currency translation adjustments, net of income tax (provision) benefit of $0.1, $(0.4) and $5.1, respectively	20.6	(27.9)	(20.5)
Total other comprehensive income (loss), net of income tax	21.5	(5.5)	(4.9)
Comprehensive income (loss)	$60.7	$(129.1)	$6.1

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2023 and 2022

Dollars in millions, except par value and share amounts	2023	2022
Assets
Current Assets:
Cash and cash equivalents	$34.4	$64.4
Accounts receivable, less allowances of $6.1 and $5.3, respectively	278.8	266.3
Inventories	666.5	611.9
Notes receivable — net	6.7	10.6
Other current assets	46.6	45.3
Total current assets	1,033.0	998.5
Property, plant and equipment — net	366.1	335.3
Operating lease right-of-use assets	59.7	45.2
Goodwill	79.6	80.1
Intangible assets — net	125.6	126.7
Other non-current assets	42.7	29.7
Total assets	$1,706.7	$1,615.5
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$457.4	$446.4
Customer advances	19.2	21.9
Short-term borrowings and current portion of long-term debt	13.4	6.1
Product warranties	47.1	48.8
Other liabilities	26.2	24.6
Total current liabilities	563.3	547.8
Non-Current Liabilities:
Long-term debt	358.7	379.5
Operating lease liabilities	47.2	34.3
Deferred income taxes	7.5	4.9
Pension obligations	55.8	51.7
Postretirement health and other benefit obligations	5.6	8.2
Long-term deferred revenue	24.1	15.6
Other non-current liabilities	41.2	35.7
Total non-current liabilities	540.1	529.9
Commitments and contingencies (Note 19)
Stockholders' equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,094,993 and 35,085,008 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	613.1	606.7
Accumulated other comprehensive loss	(86.4)	(107.9)
Retained earnings	143.5	104.3
Treasury stock, at cost (5,698,990 and 5,708,975 shares, respectively)	(67.3)	(65.7)
Total stockholders’ equity	603.3	537.8
Total liabilities and stockholders' equity	$1,706.7	$1,615.5

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2023, 2022 and 2021

Millions of dollars	2023	2022	2021
Cash Flows From Operating Activities
Net income (loss)	$39.2	$(123.6)	$11.0
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Asset impairment expense	—	171.9	1.9
Depreciation	56.6	60.6	45.5
Amortization of intangible assets	3.2	3.1	1.4
Stock-based compensation expense	11.5	8.5	7.1
Amortization of deferred financing fees	1.3	1.4	1.5
Loss (gain) on sale of property, plant and equipment	—	(0.9)	0.2
Net unrealized foreign currency transaction losses (gains)	(4.5)	(3.2)	0.7
Income tax benefit from change in reserve of uncertain tax positions	—	(11.0)	—
Deferred income tax expense (benefit) - net	(6.0)	4.4	0.6
Loss on foreign currency adjustments	9.3	—	—
Other	—	0.9	3.2
Changes in operating assets and liabilities
Accounts receivable	(9.3)	(36.4)	(5.2)
Inventories	(46.7)	(42.0)	(68.3)
Notes receivable	5.7	8.3	1.0
Other assets	(5.2)	5.8	(7.6)
Accounts payable	(28.5)	40.4	62.9
Accrued expenses and other liabilities	36.4	(11.3)	20.3
Net cash provided by operating activities	63.0	76.9	76.2
Cash Flows From Investing Activities
Capital expenditures	(77.4)	(61.8)	(40.4)
Proceeds from sale of fixed assets	5.6	1.5	0.3
Acquisition of business (Note 3)	—	2.3	(186.2)
Net cash used for investing activities	(71.8)	(58.0)	(226.3)
Cash Flows From Financing Activities
Proceeds from (payments on) revolving credit facility - net	—	(20.0)	100.0
Payments on revolving credit facility	(20.0)	—	—
Proceeds from (payments on) other debt - net	3.8	(5.1)	(4.9)
Debt issuance and other debt related costs	—	(1.9)	—
Exercises of stock options	0.3	0.1	5.8
Common stock repurchases	(5.5)	(3.0)	—
Net cash provided by (used for) financing activities	(21.4)	(29.9)	100.9
Effect of exchange rate changes on cash and cash equivalents	0.2	—	(4.1)
Net decrease in cash and cash equivalents	(30.0)	(11.0)	(53.3)
Cash and cash equivalents at beginning of period	64.4	75.4	128.7
Cash and cash equivalents at end of period	$34.4	$64.4	$75.4
Supplemental Cash Flow Information
Interest paid	$34.0	$30.8	$28.9
Income taxes (paid) refunded	(10.1)	(7.3)	3.7

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Equity

For the years ended December 31, 2023, 2022 and 2021

Millions of dollars	2023	2022	2021
Common Stock - Par Value
Balance at beginning of year	$0.4	$0.4	$0.4
Balance at end of year	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of year	$606.7	$602.4	$595.1
Stock options exercised and issuance of other stock awards	(5.1)	(4.2)	0.2
Stock-based compensation expense	11.5	8.5	7.1
Balance at end of year	$613.1	$606.7	$602.4
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(107.9)	$(102.4)	$(97.5)
Other comprehensive income (loss)	21.5	(5.5)	(4.9)
Balance at end of year	$(86.4)	$(107.9)	$(102.4)
Retained Earnings
Balance at beginning of year	$104.3	$227.9	$216.9
Net income (loss)	39.2	(123.6)	11.0
Balance at end of year	$143.5	$104.3	$227.9
Treasury Stock
Balance at beginning of year	$(65.7)	$(65.9)	$(71.4)
Stock options exercised and issuance of other stock awards	3.9	3.2	5.5
Common stock repurchases	(5.5)	(3.0)	—
Balance at end of year	$(67.3)	$(65.7)	$(65.9)
Total equity	$603.3	$537.8	$662.4

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Company and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) was founded in 1902 and has over a 120-year tradition of providing high-quality, customer-focused products and aftermarket support services to its markets. Manitowoc is one of the world's leading providers of engineered lifting solutions. Manitowoc, through its wholly owned subsidiaries, designs, manufactures, markets, distributes, and supports comprehensive product lines of mobile hydraulic cranes, lattice-boom crawler cranes, boom trucks, and tower cranes under the Aspen Equipment, Grove, Manitowoc, MGX Equipment Services, National Crane, Potain, and Shuttlelift brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure and residential construction end markets. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc’s aftermarket support operations provide the Company with a consistent stream of recurring revenue. Manitowoc's principal executive offices are located at 11270 West Park Place Suite 1000, Milwaukee, Wisconsin 53224.

Basis of Presentation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

All amounts, except per share data and share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents The Company considers all cash, bankers acceptance and short-term investments purchased with an original maturity of three months or less as cash and cash equivalents.

Allowance for Credit Losses Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company's allowance for credit losses is based on an estimate of the losses inherent in amounts billed, pools of receivables with similar risk characteristics, existing and future economic conditions, reasonable and supportable forecasts that affect the collectability of the related receivable and any specific customer collection issues the Company has identified.

The following table is a rollforward of the allowance for credit losses for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Balance at beginning of period	$5.3	$7.3	$8.5
Bad debt expenses	2.3	0.1	—
Use of reserve	(1.4)	(1.8)	(1.3)
Currency translation	(0.1)	(0.3)	0.1
Balance at end of period	$6.1	$5.3	$7.3

Inventories Inventories are valued at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. The Company determines inventory value using the first-in, first-out and average cost methodologies.

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

Goodwill and Intangible Assets The Company accounts for goodwill and intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other” (“Topic 350”). Under ASC Topic 350, goodwill is not amortized; instead, the

Company performs an annual impairment test. The date for the annual impairment test is October 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired. To perform its goodwill impairment test, the Company uses a combination of the income approach and market approach with a weighting of 70/30, respectively, to determine the fair value of the Middle East and Asia Pacific (“MEAP”) reporting unit. The Company uses only the income approach to determine the fair value of the Americas - Distribution reporting unit due to a lack of comparable peer companies to determine fair value under the market approach. Impairment is determined based on the amount in which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill at the reporting unit. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

The Company’s indefinite-lived intangible assets are not amortized but are subject to an annual impairment test. To perform its indefinite-lived intangible assets impairment test, the Company uses a fair-value method based on a relief of royalty valuation approach to determine the fair value of its indefinite-lived intangible assets. Management’s judgments and assumptions about the amounts of those cash flows and the discount rates are inputs to the annual impairment test. Impairment is determined based on the amount in which the carrying value of the indefinite-lived intangible asset exceeds its fair value, not to exceed the carrying amount of the indefinite-lived intangible asset. Refer to Note 10, “Goodwill and Intangible Assets,” for further details on the Company's impairment assessments. The Company’s definite-lived intangible assets subject to amortization are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If an indicator of impairment is identified, the Company would use the undiscounted cash flow model.

The Company’s intangible assets subject to amortization are amortized straight-line over the following minimum and maximum estimated useful lives according to the Company's policy:

Years
Patents	20
Customer relationships	12 - 18
Trademarks and tradenames	5
Noncompetition agreements	5

Property, Plant and Equipment Property, plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged against earnings as incurred. Expenditures for major renewals and improvements that substantially extend the capacity or useful life of an asset are capitalized and depreciated over the remaining estimated useful life. The cost and accumulated depreciation for property, plant and equipment sold, retired or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in earnings. Property, plant and equipment are depreciated over the asset’s estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes. The Company also has certain leasehold improvements which are depreciated over the lesser of the asset's useful life or lease term using the straight-line depreciation method.

Property, plant and equipment are generally depreciated over the following estimated useful lives according to the Company's policy:

Years
Building and improvements	10 - 50
Machinery, equipment and tooling	5 - 20
Furniture and fixtures	5 - 10
Computer hardware and software	3 - 5
Rental cranes	5 - 10

Property, plant and equipment also includes cranes accounted for as operating leases which are included in rental cranes. Equipment accounted for as operating leases includes rental cranes leased directly to the customer and cranes for which the Company has assisted in the financing arrangement, whereby the Company has made a buyback commitment in which the customer at the time of the order had a significant economic incentive to exercise. Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life. Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement to the buyback amount at the end of the lease period. The amount of rental cranes included in property, plant and equipment - net amounted to $153.3 million and $119.9 million, net of accumulated depreciation, as of December 31, 2023 and 2022, respectively.

The Company reviews property, plant and equipment for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable. The Company conducts its impairment analyses in accordance with ASC Topic 360-10-5 “Property, Plant and Equipment” (“Topic 360”). Topic 360 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows are less than the net book value of the assets, any related impairment loss is calculated based upon comparison of the fair value to the net book value of the assets.

Warranties Estimated manufacturing warranty costs are recorded in cost of sales at the time of sale of the warranted products based on historical warranty experience for the related product or estimates of projected costs due to specific warranty issues on new products. These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances or actual experience. When a customer purchases an extended warranty, revenue associated with the extended warranty is deferred and recognized over the life of the extended warranty period. Costs during the extended warranty period are expensed as incurred. Costs associated with other warranty activity not related to a manufacturer's standard or extended warranty are recorded in the period a loss is probable and can be reasonably estimated in accordance with ASC Topic 450-20 “Loss Contingencies.”

Product Liabilities The Company records product liability reserves for its self-insured portion of any outstanding product liability cases when losses are probable and reasonably estimable. The reserve is based upon two estimates. First, the Company tracks the population of all outstanding product liability cases to determine an appropriate case reserve for each based upon the Company’s best judgment with the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case. Second, the Company determines the amount of additional reserve required to cover incurred, but not reported, product liability obligations and to account for possible adverse development of the established case reserves utilizing actuarially developed estimates. Insurance recoveries related to a product liability case are recorded as an asset in the period it is determined that the gain has been realized or realizable. Refer to Note 19, “Commitments and Contingencies,” for further information.

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

Research and Development Research and development costs are charged to expense as incurred and amounted to $35.3 million, $33.5 million and $29.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Research and development costs include salaries, materials, contractor fees and other administrative costs. These costs are recorded within engineering, selling and administrative expenses in the Consolidated Statement of Operations.

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

Net Sales Sales are recognized when obligations under the terms of a contract with the Company’s customer are satisfied; generally this occurs with the transfer of control of the Company’s cranes or attachments or aftermarket parts or completion of performance of services. Sales are measured as the amount of consideration the Company expects to be entitled to receive in exchange for transferring goods or providing services. The Company recognizes sales for extended warranties over the life of the extended warranty period.

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

Crane Sales

Crane sales are primarily generated through the sale of new and used cranes. Contracts with customers are generally in the form of a purchase order. Based on the nature of the Company’s contracts, the Company does not have any significant financing terms. Contracts may have variable consideration in the form of early pay discounts or rebates, however variable consideration is not material to the overall contract with the customer. Sales are recognized under these contracts when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier or acceptance through an independent inspection company that acts as an agent of the customer.

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

Crane Attachment Sales

Crane attachment sales are generated through the sale of new or used crane attachments such as luffing jibs, ecomats and counterweights. Crane attachment sales are recognized when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier.

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

Other Sales

The Company’s other sales consist primarily of sales from:

•
Repair and field service work;
•
Remanufacturing; and
•
Rental of cranes.

The Company’s performance obligations for other sales generally relates to performing specific agreed upon services. Depending on the nature of the contract, sales are recognized upon the completion of those services or over the service period based on a measure of progress.

Practical Expedients and Exemptions

The Company expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within engineering, selling and administrative expenses in the Consolidated Statement of Operations.

The Company accounts for shipping and handling activities performed after control of a product has been transferred to the customer as a fulfillment cost. As such, we have applied the practical expedient and we accrue for the costs of shipping and handling activities if revenue is recognized before contractually agreed shipping and handling activities occur.

The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which it recognizes revenue at the amount to which it has the right to invoice for services performed.

Recent Accounting Changes and Pronouncements

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04, "Disclosure of Supplier Financing Program Obligations”. The amendments in this ASU require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The Company adopted this ASU as of January 1, 2023. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting - Improvements to Reportable Segments Disclosures”. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU enhance the transparency and decision usefulness of income tax disclosures. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

The amount of net sales generated by MGX during the years ended December 31, 2023, 2022 and 2021 was $277.2 million, $218.4 million and $50.6 million, respectively.

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

Net sales generated by Aspen during the years ended December 31, 2023, 2022 and 2021 was $109.4 million, $79.8 million and $23.6 million, respectively.

4. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the related performance obligation. These amounts are recorded as customer advances in the Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the year ended December 31, 2023 and 2022.

	2023	2022
Balance at beginning of period	$21.9	$28.7
Cash received in advance of satisfying performance obligations	147.7	130.6
Revenue recognized	(150.8)	(139.2)
Currency translation	0.4	1.8
Balance at end of period	$19.2	$21.9

The Company recognizes a contract asset for certain remanufacturing, repair and field service work when the service is completed but unbilled as of the end of the period. Contract assets are recorded in other current assets in the Consolidated Balance Sheets. Contract assets are immaterial as of December 31, 2023 and 2022.

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

Level 2 Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3 Unobservable inputs for the asset or liability

The following tables sets forth the Company’s financial assets and liabilities related to FX Forward Contracts and the Manitowoc Company, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") that were accounted for at fair value as of December 31, 2023 and 2022.

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$1.6	$—	$1.6	Other current assets
Deferred Compensation Plan - Program B	8.1	—	—	8.1	Other non-current assets
Total current assets at fair value	$8.1	$1.6	$—	$9.7
Current Liabilities:
FX Forward Contracts	$—	$0.6	$—	$0.6	Accounts payable and accrued expenses

	Fair Value as of December 31, 2022
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$5.7	$—	$5.7	Other current assets
Current Liabilities:
FX Forward Contracts	$—	$0.3	$—	$0.3	Accounts payable and accrued expenses

The fair value of the senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $302.7 million as of December 31, 2023. Refer to Note 12, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of December 31, 2023 due to the short-term nature of these instruments.

FX Forward Contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2. Refer to Note 6, “Derivative Financial Instruments,” for additional information.

The Deferred Compensation Plan utilizes a rabbi trust to hold assets intended to satisfy the Company's corresponding future benefit obligations. The plan assets and corresponding obligations for Program B under the Deferred Compensation Plan are classified within Level 1. Refer to Note 21, "Employee Benefit Plans," for additional information on the Deferred Compensation Plan.

6. Derivative Financial Instruments

The Company’s risk management objective is to ensure that business exposures to risks are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures. Operating decisions consider these associated risks and, whenever possible, transactions are structured to avoid or mitigate these risks.

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transaction denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in AOCI. These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the years ended December 31, 2023, 2022 or 2021.

The Company had FX Forward Contracts with an aggregate notional amount of $140.1 million and $87.7 million outstanding as of December 31, 2023 and 2022, respectively. The aggregate notional amount outstanding as of December 31, 2023 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. As of December 31, 2023 and 2022, the net fair value of these contracts was a net short-term asset of $1.0 million and $5.4 million, respectively. Net unrealized gains (losses), net of income tax, recorded in AOCI were $1.3 million as of December 31, 2023 and $5.4 million as of December 31, 2022.

The gains (losses) recorded in the Consolidated Statement of Operations for FX Forward Contracts for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	Recognized Location	2023	2022	2021
Designated	Cost of sales	$2.3	$(5.8)	$(1.1)
Non-Designated	Other income (expense) - net	(3.3)	7.2	0.4

7. Inventories

The components of inventories as of December 31, 2023 and 2022 are summarized as follows:

	2023	2022
Raw materials	$164.7	$161.2
Work-in-process	111.3	141.3
Finished goods	390.5	309.4
Total Inventories	$666.5	$611.9

8. Notes Receivable

The Company's notes receivable balances are classified as current or long-term based on the timing of amounts due. Long-term notes receivable are included within other non-current assets in the Consolidated Balance Sheet. As of December 31, 2023, the Company had current and long-term notes receivable in the amounts of $6.7 million and $1.1 million, respectively. As of December 31, 2022, the Company had current and long-term notes receivable in the amounts of $10.6 million and $2.0 million, respectively. In 2022, the Company recorded income of $4.8 million in engineering, selling and administrative expenses in the Consolidated Statements of Operations to recognize the partial recovery of the previously written off long-term note receivable from the 2014 divestiture of the Company's Chinese joint venture.

9. Property, Plant and Equipment

The components of property, plant and equipment as of December 31, 2023 and 2022 are summarized as follows:

	2023	2022
Land	$14.9	$17.9
Building and improvements	201.5	194.7
Machinery, equipment and tooling	318.4	300.6
Furniture and fixtures	13.8	13.8
Computer hardware and software	135.8	129.4
Rental cranes	201.9	157.8
Construction in progress	7.2	8.4
Total cost	893.5	822.6
Less accumulated depreciation	(527.4)	(487.3)
Property, plant and equipment — net	$366.1	$335.3

Additions to property, plant and equipment included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2023 was $7.0 million.

Assets Held for Sale

As of December 31, 2023, the Company had $3.0 million of property, plant and equipment classified as assets held for sale recorded in other current assets in the Consolidated Balance Sheets. This amount relates to a manufacturing building and land in Fanzeres, Portugal.

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

10. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022 are summarized as follows:

	Americas - Manufacturing	Americas - Distribution	MEAP	Consolidated
Balance as of January 1, 2022	$166.5	$15.1	$68.1	$249.7
Goodwill impairment	(166.5)	—	—	(166.5)
Purchase accounting adjustments	—	(0.7)	—	(0.7)
Foreign currency impact	—	—	(2.4)	(2.4)
Net balance as of December 31, 2022	—	14.4	65.7	80.1
Foreign currency impact	—	—	(0.5)	(0.5)
Net balance as of December 31, 2023	$—	$14.4	$65.2	$79.6

The gross carrying amount, accumulated impairment, and net book value of the Company's goodwill balances by reporting unit are summarized as follows:

	December 31, 2023			December 31, 2022

	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas - Manufacturing	$166.5	$(166.5)	$—	$166.5	$(166.5)	$—
Americas - Distribution	14.4	—	14.4	14.4	—	14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	65.2	—	65.2	65.7	—	65.7
Total	$328.3	$(248.7)	$79.6	$328.8	$(248.7)	$80.1

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. As of October 31, 2023, the Company performed its annual goodwill impairment test. The fair values of the Americas - Distribution and MEAP reporting units were substantially in excess of their carrying values as of the date of the annual impairment test and, therefore, were not impaired as of December 31, 2023.

During the year ended December 31, 2022, the Company recorded a $166.5 million non-cash impairment charge to write down the carrying value of goodwill at the Company's Americas - Manufacturing reporting unit to zero. The goodwill impairment charge resulted from a reduction in the estimated fair value of the reporting unit based on a prolonged low Company equity market capitalization that continued into the fourth quarter of 2022 and a higher discount rate. The fair values of the Americas – Distribution and MEAP reporting units were substantially in excess of their carrying values as of the date of the annual impairment test and, therefore, were not impaired as of December 31, 2022.

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$26.5	$(11.6)	$14.9	$26.5	$(10.0)	$16.5
Patents	29.2	(28.8)	0.4	28.7	(28.2)	0.5
Noncompetition agreements	4.2	(2.0)	2.2	4.2	(1.2)	3.0
Trademarks and tradenames	2.2	(1.0)	1.2	2.2	(0.6)	1.6
Other intangibles	0.7	(0.7)	-	0.6	(0.5)	0.1
Total	62.8	(44.1)	18.7	62.2	(40.5)	21.7
Indefinite lived intangible assets:
Trademarks and tradenames	92.6	—	92.6	91.0	—	91.0
Distribution network	14.3	—	14.3	14.0	—	14.0
Total	106.9	—	106.9	105.0	—	105.0
Total intangible assets	$169.7	$(44.1)	$125.6	$167.2	$(40.5)	$126.7

Amortization expense of intangible assets for the years ended December 31, 2023, 2022 and 2021 was $3.2 million, $3.1 million and $1.4 million, respectively.

Excluding the impact of any future acquisitions, divestitures or impairments, the Company's anticipated future amortization of intangible assets as of December 31, 2023 is summarized as follows:

Year
2024	$2.9
2025	2.9
2026	2.5
2027	1.4
2028	1.4
Thereafter	7.6
Total	$18.7

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was not a triggering event during the year ended December 31, 2023.

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company has two indefinite-lived intangible assets subject to an annual impairment test: the Potain trademark, tradename and distribution network assets (“Potain Tradename”) and the Grove trademark, tradename and distribution network assets (“Grove Tradename”). As of October 31, 2023, the Company performed its annual indefinite-lived intangible assets impairment test. The fair value of the Potain and Grove Tradenames were substantially in excess of their carrying value as of the date of the annual impairment test, and, therefore were not impaired as of December 31, 2023.

During the year ended December 31, 2022, the Company recorded a non-cash impairment charge of $5.4 million to write down the carrying value of the Grove Tradename to its fair value of $39.0 million. The Grove Tradename impairment charge was recorded in the Americas segment and was a result of downward pressure from the use of similar assumptions to those used in the annual goodwill impairment test which included revenue growth rate and discount rate. The fair value of the Potain Tradename was substantially in excess of its carrying value as of the date of the annual impairment test and, therefore, was not impaired as of December 31, 2022.

A considerable amount of management judgment and assumptions are required in performing the goodwill and indefinite-lived asset impairment tests as it relates to revenue growth rates, projected margin, the discount rate and relevant market multiples, as applicable. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required. Weakening industry or economic trends, disruptions to the Company's business, unexpected significant changes or planned changes in the use of the assets or in entity structure are all factors which may adversely impact the assumptions used in the valuations.

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

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2023 and 2022 are summarized as follows:

	2023	2022
Trade accounts payable	$254.7	$274.6
Employee-related expenses	57.9	51.0
Accrued vacation	23.7	22.4
Miscellaneous accrued expenses	121.1	98.4
Total accounts payable and accrued expenses	$457.4	$446.4

12. Debt

Outstanding debt as of December 31, 2023 and 2022 is summarized as follows:

	2023	2022
Borrowing under senior secured asset based revolving credit facility	$60.0	$80.0
2026 Notes	300.0	300.0
Other	13.7	8.0
Deferred financing costs	(1.6)	(2.4)
Total debt	372.1	385.6
Short-term borrowings and current portion of long-term debt	(13.4)	(6.1)
Long-term debt	$358.7	$379.5

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

As of December 31, 2023 and 2022, the Company had $60.0 million and $80.0 million, respectively, of borrowings outstanding under the ABL Revolving Credit Facility. During the year ended December 31, 2023, the highest daily borrowing under the ABL Revolving Credit Facility was $119.6 million and the average borrowing was $103.4 million, while the weighted-average annual interest rate was 5.2%. During the year ended December 31, 2022, the highest daily borrowing under the ABL Revolving Credit Facility was $112.5 million and the average borrowing was $90.9 million, while the weighted-average annual interest rate was 3.1%. The interest rate of the ABL Revolving Credit Facility fluctuates based on excess availability. During the year ended December 31, 2023, the spreads for SOFR, and Alternative Base Rate borrowings were 1.25% and 0.25%, respectively. Excess availability as of December 31, 2023 was $211.6 million, which represents revolver borrowing capacity of $275.0 million less $60.0 million in borrowings outstanding and U.S. letters of credit outstanding of $3.4 million.

As of December 31, 2023, the Company had outstanding $13.7 million of other indebtedness that has a weighted-average interest rate of approximately 4.9%. This debt includes balances on local credit lines, overdraft facilities and other financing arrangements. The overdraft facilities are composed of five Euro facilities totaling €37.0 million and one Chinese Yuan facility totaling ¥30.0 million. Total U.S. dollar availability as of December 31, 2023 for the six overdraft facilities is $45.2 million, with $11.2 million outstanding.

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

The aggregate scheduled future maturities of outstanding debt obligations as of December 31, 2023 is summarized as follows:

Year
2024	$13.4
2025	60.3
2026	300.0
2027	—
2028	—
Thereafter	—
Total	$373.7

The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2023 as shown on the Consolidated Balance Sheet due to $1.6 million of deferred financing costs.

As of December 31, 2023, the Company was in compliance with financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

13. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with no maximum availability and one U.S. accounts receivable financing program with maximum availability of $25.0 million. Transactions under the non-U.S. and U.S. programs were accounted for as sales in accordance with ASC 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit.

For the years ended December 31, 2023 and 2022, cash proceeds from the factoring of accounts receivable qualifying as sales were $163.5 million and $234.5 million, respectively.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the year ended December 31, 2023, 2022 and 2021 were immaterial.

14. Income Taxes

Income (loss) before income taxes for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

	2023	2022	2021
Income (loss) before income taxes:
United States	$(32.7)	$(203.8)	$(39.0)
Foreign	76.9	83.6	56.1
Total	$44.2	$(120.2)	$17.1

Provision for income taxes for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

	2023	2022	2021
Current:
United States federal and state	$0.3	$(11.7)	$(1.2)
Foreign	10.7	10.9	7.9
Total current	11.0	(0.8)	6.7
Deferred:
United States federal and state	—	(2.4)	0.6
Foreign	(6.0)	6.6	(1.2)
Total deferred	(6.0)	4.2	$(0.6)
Provision for income taxes	$5.0	$3.4	$6.1

The items accounting for the difference between income taxes computed at the United States federal statutory rate and the Company's effective rate for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

	2023	2022	2021
Federal income tax at statutory rate	$9.3	$(25.2)	$3.6
State income tax provision	2.0	0.9	0.3
Manufacturing and research incentives	(1.3)	(0.5)	(0.2)
Taxes on foreign income which differ from the federal statutory rate	9.1	(1.9)	1.5
Adjustments for unrecognized tax benefits	0.2	(11.0)	(2.3)
Adjustments to valuation allowances	(28.6)	5.2	4.5
United States tax reform	10.1	4.8	(1.6)
Goodwill and indefinite-lived intangible asset impairment	—	31.7	—
Audit settlements	(3.0)	—	(1.9)
Non-deductible expenses	8.2	1.6	1.3
Other items	(1.0)	(2.2)	0.9
Provision for income taxes	$5.0	$3.4	$6.1

For the year ended December 31, 2023, the provision for income taxes was favorably impacted by the release of a $19.0 million valuation allowance, and a $3.2 million tax benefit for the favorable resolution of a previously reserved foreign income tax matter. These benefits were partially offset by the tax effect of $8.2 million related to non-deductible expenses. For the year ended December 31, 2022, the benefit for income taxes related to unrecognized tax benefits was primarily driven by a release of a $12.1 million uncertain tax position, inclusive of $1.2 million of interest, related to U.S. Federal tax planning strategies implemented as a result of the Coronavirus Aid, Relief and Economic Security Act. For the year ended December 31, 2021, the provision for income taxes was favorably impacted by a $1.9 million French income tax refund as a result of a Mutually Agreed upon Procedure for 2006 between the Italian and French tax authorities. There were no significant items included in “other items” for the years ended December 31, 2023, 2022 and 2021.

For the years ended December 31, 2023, 2022 and 2021 the Company recorded a net income tax inclusion for the global intangible low-taxed income (“GILTI”) in the amount of $48.0 million, $22.9 million and $2.5 million, respectively, which is fully offset by the valuation allowance recorded in the United States. The GILTI inclusion for each respective year is reflective of the final regulations issued in 2020 relating to Internal Revenue Code Section 951A and the treatment of foreign income subject to a high tax rate. While effective beginning in 2021, the regulations allowed for retroactive application which the Company elected in the period of issuance for 2020 and 2019. In 2021, the Company filed an amended return to adopt the regulations for the 2019 tax year, resulting in the recognition of a net income tax benefit of $1.6 million for the year ended December 31, 2021.

As of each reporting date, the Company considers new evidence, both positive and negative, that could impact its assessment related to future realization of deferred tax assets. The provision for income taxes for the year ended December 31, 2023 includes a $19.0 million income tax benefit for the release of a valuation allowance. The income tax provision for the year ended December 31, 2022 includes a $1.2 million income tax benefit for the release of a valuation allowance. The income tax provision for the year ended December 31, 2021 includes a $7.2 million net increase to valuation allowances for other jurisdictions, partially offset by a $2.7 million income tax benefit for the partial release of a valuation allowance. As of December 31, 2023, the Company has recorded valuation allowances on deferred tax assets for certain legal entities in Brazil, China, Chile, Russia, the U.K. and the United States as it is more likely than not that the assets will not be realized.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are summarized as follows:

	2023	2022
Deferred income tax assets:
Inventories	$14.7	$25.3
Deferred employee benefits	27.8	28.2
Product warranty reserves	7.8	8.7
Product liability reserves	2.6	2.2
Tax credits	7.9	7.2
Loss and other tax attribute carryforwards	114.1	129.6
Deferred revenue	3.9	0.2
Capitalized research costs	10.5	4.8
Other	12.5	13.8
Total deferred income tax assets	201.8	220.0
Less valuation allowance	(130.8)	(174.1)
Net deferred income tax assets	$71.0	$45.9
Deferred income tax liabilities
Accounts receivable	$—	$4.0
Property, plant and equipment	25.6	5.1
Intangible assets	28.5	28.0
Total deferred income tax liabilities	$54.1	$37.1
Net deferred income tax assets	$16.9	$8.8

The net deferred tax assets reflected in the Consolidated Balance Sheets for the years ended December 31, 2023 and 2022 are summarized as follows:

	2023	2022
Long-term income tax assets, included in other non-current assets	$24.4	$13.7
Long-term deferred income tax liability	(7.5)	(4.9)
Net deferred income tax asset	$16.9	$8.8

The Company believes that certain offshore cash can be accessed in a tax efficient manner and therefore, as of December 31, 2023, deferred taxes were not provided on approximately $175.7 million of unremitted earnings of foreign subsidiaries that may be remitted to the United States without material tax cost. The Company had approximately $397.4 million and $478.1 million of cumulative foreign earnings as of December 31, 2023 and December 31, 2022, respectively, which are asserted to be permanently reinvested. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

As of December 31, 2023, the Company had approximately $96.4 million of federal net operating loss carryforwards, which are available to reduce future federal tax liabilities. $14.1 million of the federal net operating loss carryforwards expire in 2036 and the remaining $82.3 million is not subject to any time restrictions for future use. As of December 31, 2022, the Company had approximately $96.8 million of federal loss carryforwards, which are available to reduce future federal tax liabilities. $13.5 million of the federal net operating loss carryforward expire in 2036 and the remaining $83.3 million is not subject to any time restrictions for future use. However, utilization of the 2023 and 2022 indefinite lived loss carryforwards is limited annually to 80% of adjusted taxable income. The carryforward is offset by a valuation allowance as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company had approximately $43.2 million and $26.8 million, respectively, of federal interest expense carryforward that is not subject to any time restrictions for future use. The utilization of the interest expense carryforward is limited annually to 30% of adjusted taxable income. The carryforward is offset by a full valuation allowance as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company had approximately $616.1 million and $651.9 million, respectively, of state net operating loss carryforwards, which are available to reduce future state tax liabilities. As of December 31, 2023, these state net operating loss carryforwards expire at various times through 2043, respectively. The carryforward is offset by a full valuation allowance as of December 31, 2023 and 2022.

As of December 31, 2023 and 2022, the Company had approximately $212.4 million and $263.5 million, respectively, of foreign loss carryforwards, which are available to reduce future foreign tax liabilities. Substantially all the foreign loss carryforwards have an indefinite carryforward period of which $48.8 million is offset by a valuation allowance as of December 31, 2023 and $163.7 million as of December 31, 2022.

The Company or one of its subsidiaries files income tax returns in the United States and certain foreign jurisdictions. The following table provides the open tax years for which the Company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. federal	2016 — 2023
China	2014 — 2023
France	2021 — 2023
Germany	2018 — 2023

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of December 31, 2023, the Company believes that it is more likely than not that the tax positions taken will be sustained upon the resolution of audits resulting in no material impact on its consolidated financial position and the results of operations and cashflows. However, the final determination with respect to any tax audits, including any related litigation costs, settlements, penalties and/or interest assessments, could be materially different from the Company’s accruals and could have a material effect on its financial position, results of operations and/or cashflows in the periods for which that determination is made.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded an increase (decrease) to the gross unrecognized tax benefits including interest and penalties of $0.2 million, $(11.0) million and $(2.1) million, respectively, of which $0.2 million, $(1.7) million and $(0.4) million, respectively, are a result of the net reductions to interest and penalties. Interest and penalties are recognized as a component of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties as of December 31, 2023, 2022 and 2021 are summarized as follows:

	2023	2022	2021
Balance at beginning of year	$9.1	$18.4	$20.1
Additions for tax positions of current year	0.1	0.1	0.1
Additions for tax positions of prior years	0.1	3.6	—
Reductions for tax positions of prior years	—	(11.0)	(0.2)
Reductions based on settlements with tax authorities	—	—	(0.2)
Reductions for lapse of statute of limitations	(0.2)	(2.0)	(1.4)
Balance at end of year	$9.1	$9.1	$18.4

As of December 31, 2023, 2022 and 2021, the Company recorded interest and penalties of $1.4 million, $1.2 million and $2.9 million, respectively.

Approximately $4.5 million, $4.7 million and $14.0 million of the Company’s unrecognized tax benefits as of December 31, 2023, 2022 and 2021, respectively, would impact the effective tax rate.

During the next twelve months, the unrecognized tax benefits are not expected to significantly increase or decrease due to audit settlements or lapsing statutes of limitations.

15. Net Income (Loss) Per Common Share

The following is a reconciliation of the weighted average common shares outstanding used to compute basic and diluted net income (loss) per common share:

	2023	2022	2021
Basic weighted average common shares outstanding	35,093,963	35,184,336	34,903,189
Effect of dilutive securities - equity compensation awards	868,815	—	549,366
Diluted weighted average common shares outstanding	35,962,778	35,184,336	35,452,555

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 431,392 and 358,706 common shares were excluded from the computation of diluted net income per share for the years ended December 31, 2023 and 2021, respectively. Due to the net loss during the year ended December 31, 2022, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for the period.

No cash dividends were declared or paid as of December 31, 2023, 2022 and 2021.

16. Equity

Authorized capitalization consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

During 2023, the Board of Directors approved a new authorization to purchase up to $35.0 million of the Company's common stock at management's discretion, replacing the previously authorized but unused amount from the prior share repurchase authorization. The Company's share repurchases program purchases shares in the open market to offset stock-based awards issued in conjunction with the Company's 2013 Omnibus Incentive Plan. The total remaining under the new authorization is $35.0 million.

Under the prior share repurchase authorization, the Company repurchased 320,984 shares of the Company's common stock for $5.5 million during 2023.

As of December 31, 2023, the Company’s operations in Russia have been substantially curtailed. As a result, the Company released $9.3 million of non-cash foreign currency translation adjustments recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets to other income (expense) – net in the Consolidated Statement of Operations. The results of the Company’s Russian operations continue to be included in its consolidated results in accordance with ASC 810, “Consolidation.”

The components of accumulated other comprehensive loss as of December 31, 2023 and 2022 are summarized as follows:

	2023	2022
Foreign currency translation, net of income tax benefit of $0.2 and $0.1	$(77.4)	$(98.0)
Derivative instrument fair market value, net of income tax provision of $0.0 and $0.0	1.3	5.4
Employee pension and postretirement benefit adjustments, net of income tax benefit of $13.6 and $12.9	(10.3)	(15.3)
Total accumulated other comprehensive loss	$(86.4)	$(107.9)

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component as of December 31, 2023 and 2022 are summarized as follows:

	Gains (Losses) on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2021	$—	$(32.3)	$(70.1)	$(102.4)
Other comprehensive income (loss) before reclassifications	(0.4)	15.5	(27.9)	(12.8)
Amounts reclassified from accumulated other comprehensive loss	5.8	1.5	—	7.3
Net other comprehensive income (loss)	5.4	17.0	(27.9)	(5.5)
Balance as of December 31, 2022	5.4	(15.3)	(98.0)	(107.9)
Other comprehensive income (loss) before reclassifications	(1.8)	2.4	11.3	11.9
Amounts reclassified from accumulated other comprehensive loss	(2.3)	2.6	9.3	9.6
Net other comprehensive income (loss)	(4.1)	5.0	20.6	21.5
Balance as of December 31, 2023	$1.3	$(10.3)	$(77.4)	$(86.4)

A reconciliation of the reclassifications out of accumulated other comprehensive loss, net of income taxes, for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	2023	2022	2021		Recognized Location
Gain (losses) on cash flow hedges
FX Forward Contracts	$2.3	$(5.8)	$(1.1)		Cost of sales
Total before income taxes	2.3	(5.8)	(1.1)
Provision for income taxes	—	—	—
Total, net of income taxes	$2.3	$(5.8)	$(1.1)
Amortization of pension and postretirement items
Actuarial losses	$(2.6)	$(2.9)	$(4.7)	(a)	Other income (expense) - net
Amortization of prior service cost	(0.1)	1.3	2.6	(a)	Other income (expense) - net
Pension settlement gain	0.1	0.1	0.9	(a)	Other income (expense) - net
Total before income taxes	(2.6)	(1.5)	(1.2)
Provision for income taxes	—	—	0.1
Total, net of income taxes	$(2.6)	$(1.5)	$(1.1)
Foreign currency translation
Losses on foreign currency translation	$(9.3)	$—	$—
Total before income taxes	(9.3)	—	—
Provision for income taxes	—	—	—
Total, net of income taxes	$(9.3)	$—	$—

Total reclassifications for the period, net of income taxes	$(9.6)	$(7.3)	$(2.2)
(a)
These accumulated other comprehensive loss components are components of net periodic pension cost (refer to Note 21, “Employee Benefit Plans,” for further details).

17. Stock-Based Compensation

The Company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) was approved by shareholders on May 7, 2013. The 2013 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards. The total number of shares of the Company’s common stock available for awards under the 2013 Omnibus Plan is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of December 31, 2023 is 3,271,119.

The Company recognizes expense net of estimated future forfeitures for all stock-based compensation on a straight-line basis over the vesting period of the entire award. Estimated future forfeitures are based on the Company’s historical experience.

During the years ended December 31, 2023, 2022 and 2021, the Company recorded stock-based compensation expense of $11.5 million, $8.5 million and $7.1 million, respectively, in engineering, selling and administrative expense in the Consolidated Statement of Operations.

Shares are issued out of treasury stock upon exercise for stock options and vesting of restricted stock units and performance share units.

Stock Options

Stock option grants to employees are exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date.

The Company did not grant employees stock options in 2023, 2022 or 2021. Stock-based compensation expense is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The Company recognized zero, $0.1 million and $0.6 million of expense before income taxes associated with stock options during the years ended December 31, 2023, 2022 and 2021, respectively.

The activity for stock options is summarized as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2022	552,923	$21.13
Granted	—	—
Exercised	(17,135)	14.81
Forfeited	—	—
Cancelled	(41,418)	19.63
Options outstanding as of December 31, 2023	494,370	$21.47	$324,847

Options exercisable as of December 31, 2023	494,370	$21.47	$324,847

Restricted Stock Units

The Company granted 520,132, 413,543 and 417,535 restricted stock units inclusive of director awards in 2023, 2022 and 2021, respectively. A total of 77,576, 56,640, and 59,280 equity compensation awards were granted to directors in 2023, 2022 and 2021, respectively, which vested immediately upon the grant date. The Company recognized $6.3 million, $5.2 million and $4.7 million of compensation expense associated with restricted stock units during the years ended December 31, 2023, 2022 and 2021, respectively.

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

The activity for restricted stock units is summarized as follows:

	Shares		Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	647,212		$16.45
Granted	520,132		14.28
Vested	(359,655)		15.74
Forfeited	(2,227)		17.27
Unvested as of December 31, 2023	805,462	-	$15.37

As of December 31, 2023, the Company has $6.2 million of unrecognized compensation expense before income tax related to restricted stock units which will be recognized over a weighted average period of 1.8 years.

Performance Share Units

The Company granted 316,022, 122,280 and 159,247 of performance share units in 2023, 2022 and 2021, respectively. The performance share units are earned based on service over the vesting period and only to the extent to which performance goals are met over the applicable three-year performance period. The performance goals vary for performance share units each grant year. The Company recognized $5.2 million, $3.2 million and $1.9 million of compensation expense associated with performance share units during the years ended December 31, 2023, 2022 and 2021, respectively.

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

The activity for performance share units is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2022	459,774	$17.30
Granted (1)	316,022	16.05
Adjustment for performance results achieved (2)	(84,576)	12.67
Vested	(46,145)	12.67
Forfeited	(14,680)	18.28
Unvested as of December 31, 2023	630,395	$17.39
(1)
Performance shares granted assuming achievement of performance goals at target.
(2)
Adjustment due to performance share units granted in 2020 and vested in 2023 where the number of shares achieved based on the three-year performance period ended December 31, 2022 were lower than target.

As of December 31, 2023, the Company has $5.5 million of unrecognized compensation expense before income tax related to performance share units expected to be recognized over a weighted average period of 1.7 years.

The Company uses the Monte Carlo valuation model to determine fair value of the performance share unit grants. The Company used an average of historical stock prices of selected peers for its volatility assumption. The assumed risk-free rates were based on three-year U.S. Treasury rates in effect at the time of grant. The fair value of each performance share unit was estimated at the date of grant using the following assumptions:

	2023	2022	2021
Correlation	28.2%	25.9%	27.9%
Risk-free interest rate	4.1%	1.7%	0.2%
Expected volatility	60.3%	59.5%	59.0%
Expected dividend yield	—%	—%	—%

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

The CODM evaluates the performance of its reportable segments based on net sales and operating income. Segment net sales are recognized in the geographic region the product is sold. Each reportable segment has new and non-new machine sales. Operating income for each segment includes net sales to third parties, cost of sales directly attributable to the segment, and operating expenses directly attributable to the segment. Manufacturing variances generated by the manufacturing locations within each operating segment are maintained in each segment’s operating income. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as stock-based compensation expenses, income taxes and other separately managed general and administrative costs. The Company does not include intercompany sales between segments for management reporting purposes. The CODM does not evaluate performance of the reportable segments based on total assets.

The following table shows information by reportable segment for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Net Sales
Americas	$1,211.2	$1,013.0	$757.6
EURAF	669.6	761.5	677.0
MEAP	347.0	258.0	285.6
Total	$2,227.8	$2,032.5	$1,720.2
Segment Operating Income (Loss)
Americas	$111.7	$(88.8)	$57.3
EURAF	(7.9)	(3.2)	8.9
MEAP	52.3	40.2	30.9
Total	$156.1	$(51.8)	$97.1
Depreciation
Americas	$29.2	$35.4	$20.7
EURAF	22.1	20.1	19.8
MEAP	2.4	2.2	2.1
Corporate	2.9	2.9	2.9
Total	$56.6	$60.6	$45.5
Capital Expenditures
Americas	$46.5	$32.0	$11.3
EURAF	28.5	27.7	27.5
MEAP	2.4	2.1	1.5
Corporate	—	—	0.1
Total	$77.4	$61.8	$40.4

A reconciliation of the Company’s segment operating income (loss) to operating income (loss) in the Consolidated Statement of Operations for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	2023	2022	2021
Segment operating income (loss)	$156.1	$(51.8)	$97.1
Unallocated corporate expenses	(63.6)	(41.3)	(51.1)
Unallocated restructuring income (expense)	(0.1)	0.1	0.5
Total operating income (loss)	$92.4	$(93.0)	$46.5

Net sales by geographic area for the years ended December 31, 2023, 2022 and 2021 and property, plant and equipment as of December 31, 2023 and 2022 are summarized as follows:

	Net Sales			Property, Plant and Equipment
	2023	2022	2021	2023	2022
United States	$1,039.9	$906.4	$664.5	$158.1	$146.7
Europe	641.9	740.1	653.7	183.8	166.6
Other	546.0	386.0	402.0	24.2	22.0
Total	$2,227.8	$2,032.5	$1,720.2	$366.1	$335.3

New machine and non-new machine sales for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	2023	2022	2021
New machine sales	$1,615.1	$1,487.2	$1,271.6
Non-new machine sales	612.7	545.3	448.6
Total net sales	$2,227.8	$2,032.5	$1,720.2

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

As of December 31, 2023, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company’s self-insurance retention levels have varied over the last 10 years. As of December 31, 2023, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of December 31, 2023, current and long-term product liability reserves were $11.4 million and $5.1 million, respectively. As of December 31, 2022, current and long-term product liabilities reserves were $9.4 million and zero, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of December 31, 2023 and December 31, 2022, the Company had $3.9 million and zero, respectively, of estimated insurance recoveries included in the other current assets in the Consolidated Balance Sheets.

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

As of December 31, 2023 and 2022, the Company had reserved $56.8 million and $58.0 million, respectively, for warranty and other related claims and are included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. Refer to Note 20, “Guarantees,” for further information.

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

Based on management's current assessment of the facts underlying these matters, the Company recorded an additional charge of $21.2 million as of December 31, 2023. The total recorded estimated liability in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets was $36.1 million and $14.9 million as of December 31, 2023 and December 31, 2022, respectively. Other than the foregoing, the Company is unable to provide further meaningful quantification as to the final resolution of these matters. However, the Company calculated the statutory maximum penalties under the Clean Air Act to be approximately $174.0 million. The Company believes it has strong legal and factual defenses and will vigorously defend any allegations of noncompliance and the factors that could apply in the assessment of any civil penalty. Final resolution of these matters may have a material impact on the Company’s financial condition, results of operations or cash flows.
20. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with Topic 842. If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of December 31, 2023 and 2022 was $32.2 million and $27.3 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of December 31, 2023 and 2022 was $43.4 million and $42.5 million, respectively. These amounts are not reduced for amounts the Company would recover from repossession and subsequent resale of the units. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $13.0 million and $15.0 million as of December 31, 2023 and 2022, respectively. These amounts are not reduced for amounts the Company would recover from repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. In addition, the Company may incur other warranty related costs outside of its standard warranty period. Costs for other warranty related work are recorded in the period a loss is probable and can be reasonably estimated. Below is a table summarizing the warranty and other warranty related work for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Balance at beginning of period	$58.0	$60.2	$63.2
Adjustments to accruals for warranties	28.9	27.3	30.4
Settlements made (in cash or in kind) during the period	(31.0)	(27.8)	(31.3)
Currency translation	0.9	(1.7)	(2.1)
Balance at end of period	$56.8	$58.0	$60.2

Included in the warranty balance as of December 31, 2023 and 2022 is $9.7 million and $9.2 million, respectively, of long-term warranty which is recorded in other non-current liabilities in the Consolidated Balance Sheets.

The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of December 31, 2023 and 2022 was $6.1 million and $6.6 million, respectively.

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

Defined contribution plans

The Company maintains two defined contribution retirement plans for its employees in the United States: (1) The Manitowoc Company, Inc. 401(k) Retirement Plan (the “Manitowoc 401(k) Plan”) and (2) The Manitowoc. Deferred Compensation Plan. Each plan results in individual participant balances that reflect a combination of amounts contributed by the Company or deferred by the participant, amounts invested at the direction of either the Company or the participant, and the continuing reinvestment of returns until the accounts are distributed.

The Company also has various other non-U.S. defined contribution plans that allow eligible employees to contribute a portion of their salary to the plans. In most cases, the Company provides a matching contribution to the funds contributed by the employees. Company contributions to the plans are generally based upon formulas contained in the plans. Total costs incurred under the Non-U.S. defined contribution plans, and reported within the Consolidated Statement of Operations, were $1.7 million, $1.7 million and $1.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Total costs incurred under this plan, and reported within the Consolidated Statement of Operations, were $8.7 million, $11.9 million and $5.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Program A is accounted for as a plan that does not permit diversification. As a result, the Company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock. The deferred compensation obligation is classified as an equity instrument. Changes in the fair value of the Company’s stock and the compensation obligation are not recognized. The asset and obligation for Program A were $1.2 million and $0.6 million as of December 31, 2023 and 2022, respectively.

Program B is accounted for as a plan that permits diversification. As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted, with a charge or credit to compensation cost, to reflect changes in the fair value of the obligation. The assets, which are included in other non-current assets, and obligations, which are included in other non-current liabilities, were $8.1 million and $7.1 million as of December 31, 2023 and 2022, respectively.

Total costs incurred under this plan, and reported within the Consolidated Statement of Operations, for the years ended December 31, 2023, 2022 and 2021 were $0.2 million, $0.4 million and $0.1 million, respectively.

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

The components of periodic benefit costs for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans			Postretirement Medical and Other
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Service cost - benefits earned during the year	$—	$—	$—	$1.2	$1.6	$2.3	$0.1	$0.1	$0.1
Interest cost of projected benefit obligation	5.5	3.2	2.8	3.0	1.7	1.5	0.4	0.2	0.2
Expected return on assets	(3.9)	(5.2)	(4.9)	(1.6)	(1.2)	(1.0)	—	—	—
Amortization of prior service cost	—	—	—	0.1	0.1	0.1	—	(1.4)	(2.7)
Amortization of actuarial net loss (gain)	2.2	1.9	3.2	1.6	1.5	1.8	(1.2)	(0.5)	(0.3)
Pension settlement gain	—	—	—	(0.1)	(0.1)	(0.9)	—	—	—
Net periodic benefit cost	$3.8	$(0.1)	$1.1	$4.2	$3.6	$3.8	$(0.7)	$(1.6)	$(2.7)
Weighted average assumptions:
Effective discount rate for benefit obligations	5.4%	2.8%	2.4%	4.7%	1.4%	1.2%	5.4%	2.5%	2.0%
Expected return on plan assets	5.0%	4.7%	4.3%	5.4%	2.9%	1.6%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	3.7%	4.1%	4.1%	N/A	N/A	N/A

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

The following is a reconciliation of the changes in benefit obligation, plan assets, and funded status as of December 31, 2023 and 2022:

	U.S. Pension Plan		Non-U.S. Pension Plans		Postretirement Medical and Other
	2023	2022	2023	2022	2023	2022
Change in Benefit Obligation
Benefit obligation, beginning of year	$106.4	$141.2	$59.0	$94.5	$9.5	$13.7
Service cost	—	—	1.2	1.6	0.1	0.1
Interest cost	5.5	3.2	3.0	1.7	0.4	0.2
Participant contributions	—	—	—	—	0.1	0.1
Actuarial (gain) loss	2.5	(30.1)	(0.3)	(27.1)	(2.4)	(3.4)
Currency translation adjustment	—	—	2.6	(8.0)	—	—
Pension settlement	—	—	(0.1)	(0.3)	—	—
Benefits paid	(8.0)	(7.9)	(3.5)	(3.4)	(1.1)	(1.2)
Benefit obligation, end of year	$106.4	$106.4	$61.9	$59.0	$6.6	$9.5
Change in Plan Assets
Fair value of plan assets, beginning of year	$82.3	$114.6	$29.7	$50.2	$—	$—
Actual return on plan assets	7.4	(24.9)	—	(15.0)	—	—
Employer contributions	0.5	0.5	3.6	3.4	1.0	1.1
Participant contributions	—	—	—	—	0.1	0.1
Currency translation adjustment	—	—	1.6	(5.2)	—	—
Pension settlement	—	—	(0.1)	(0.3)	—	—
Benefits paid	(8.0)	(7.9)	(3.5)	(3.4)	(1.1)	(1.2)
Fair value of plan assets, end of year	82.2	82.3	31.3	29.7	—	—
Funded status	$(24.2)	$(24.1)	$(30.6)	$(29.3)	$(6.6)	$(9.5)
Amounts recognized in the Consolidated Balance Sheets as of December 31
Pension asset	$—	$—	$2.7	$—	$—	$—
Short-term pension obligation	(0.5)	(0.5)	(1.2)	(1.2)	—	—
Long-term pension obligation	(23.7)	(23.6)	(32.1)	(28.1)	—	—
Short-term postretirement medical and other benefit obligations	—	—	—	—	(1.0)	(1.3)
Long-term postretirement medical and other benefit obligations	—	—	—	—	(5.6)	(8.2)
Net amount recognized	$(24.2)	$(24.1)	$(30.6)	$(29.3)	$(6.6)	$(9.5)
Weighted-Average Assumptions
Discount rate	5.1%	2.8%	4.2%	4.2%	5.0%	5.4%
Rate of compensation increase	N/A	N/A	3.8%	2.7%	N/A	N/A

The Company determines its discount rates with advice from an independent third party. The Company uses different discount rates for each plan depending on the plan jurisdiction, the demographics of participants and the expected timing of benefit payments. For the qualified U.S. pension plan and postretirement medical plans, the Company uses a discount rate calculated based on an appropriate mix of high-quality corporate bonds. For the non-U.S. pension and postretirement plans, the Company consistently uses the relevant country specific benchmark indices for determining the various discount rates.

Amounts recognized in accumulated other comprehensive loss as of December 31, 2023 and 2022, are summarized as follows:

	Pensions		Postretirement Medical and Other
	2023	2022	2023	2022
Net actuarial gain (loss)	$(32.0)	$(35.0)	$8.3	$7.0
Prior service cost	(0.2)	(0.3)	—	—
Total amount recognized	$(32.2)	$(35.3)	$8.3	$7.0

For measurement purposes, a 6.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for the postretirement medical and other plan for 2023. The rate was assumed to decrease gradually to 4.00% in 2047 and remain at that level thereafter.

The weighted-average asset allocation of the U.S. Pension Plan as of December 31, 2023 and 2022, by asset category are summarized as follows:

	2023	2022
Equity	53.3%	52.8%
Fixed income	39.7%	36.9%
Other	7.0%	10.3%
Total	100.0%	100.0%

The weighted-average asset allocation of the Non-U.S. Pension Plans as of December 31, 2023 and 2022, by asset category are summarized as follows:

	2023	2022
Equity	—%	—%
Fixed income	39.4%	45.2%
Other(1)	60.6%	54.8%
Total	100.0%	100.0%
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

The actual and target allocations for the pension assets as of December 31, 2023, by asset class, are summarized as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plan	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity Securities	50.0%	0.0%	53.3%	—%
Debt Securities	40.0%	48.0%	39.7%	39.4%
Other	10.0%	52.0%	7.0%	60.6%

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

Fair Value Measurements The following tables present the Company’s plan assets using the fair value hierarchy as of December 31, 2023 and 2022. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Refer to Note 5, “Fair Value of Financial Instruments,” for definitions of each fair value level.

	December 31, 2023
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")*	Total
Equity:
U.S. equity	$—	$—	$—	$21.7	$21.7
International equity	—	—	—	22.1	22.1
Fixed income:
Corporate bonds and notes	—	—	—	16.6	16.6
Government and agency bonds	—	—	—	25.5	25.5
Commingled funds	—	—	—	11.1	11.1
International fixed income	—	—	—	4.7	4.7
Other:
Cash and cash equivalents	1.0	—	—	—	1.0
Money market funds	0.7	—	—	—	0.7
Annuity contracts	—	—	7.4	—	7.4
Other	—	—	—	2.7	2.7
Total	$1.7	$—	$7.4	$104.4	$113.5

*Certain assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

	December 31, 2022
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")*	Total
Equity:
U.S. equity	$—	$—	$—	$16.9	$16.9
International equity	—	—	—	27.8	27.8
Fixed income:
Corporate bonds and notes	—	—	—	18.5	18.5
Government and agency bonds	—	—	—	25.4	25.4
Commingled funds	—	—	—	8.6	8.6
International fixed income	—	—	—	1.9	1.9
Other:
Cash and cash equivalents	0.9	—	—	—	0.9
Money market funds	—	0.7	—	—	0.7
Annuity contracts	—	—	8.5	—	8.5
Other	—	—	—	2.8	2.8
Total	$0.9	$0.7	$8.5	$101.9	$112.0

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

A reconciliation of the fair value measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Annuity Contracts Year Ended December 31,
	2023	2022
Beginning Balance	$8.5	$12.6
Additions	0.5	—
Actual return on assets	(1.2)	(1.9)
Benefit payments	(0.9)	(0.8)
Foreign currency impact	0.5	(1.4)
Ending Balance	$7.4	$8.5

The expected 2024 minimum contributions for the U.S. pension plan are $5.5 million and there are no planned discretionary or non-cash contributions. The expected 2024 minimum contributions for the non-U.S. pension plans are $3.3 million and there are no planned discretionary or non-cash contributions. Expected Company paid claims for the postretirement medical and other plans are $1.0 million for 2024. Projected future benefit payments from the plans as of December 31, 2023 are estimated as follows:

	U.S. Pension Plan	Non-U.S. Pension Plans	Postretirement Medical and Other
2024	$8.7	$3.0	$1.0
2025	8.8	3.0	0.9
2026	8.7	3.4	0.8
2027	8.7	3.6	0.8
2028	8.7	4.2	0.7
Thereafter	41.2	20.7	2.6
Total	$84.8	$37.9	$6.8

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2023 and 2022 is summarized as follows:

	U.S. Pension Plan		Non U.S. Pension Plans
	2023	2022	2023	2022
Projected benefit obligation	$106.4	$106.4	$33.8	$59.0
Accumulated benefit obligation	106.4	106.4	30.6	56.1
Fair value of plan assets	82.2	82.3	0.5	29.7

The measurement date for all plans is December 31, 2023.

22. Leases

The Company has operating leases for offices, warehouses, land for storage of cranes, vehicles, information technology equipment and manufacturing equipment. The remaining lease terms are up to 20 years, some of which include options to extend the lease term for up to 9 years, and some which include options to terminate the lease within one year. Certain leases include one or more options to renew; the exercise of lease renewal options is at the Company’s discretion. The Company includes renewal option periods in the lease term when it is determined that the options are reasonably certain to be exercised. The Company’s financing leases have an immaterial impact on the consolidated financial statements.

The components of lease expense for the years ended December 31, 2023, 2022 and 2021 are summarized as follows:

	2023	2022	2021
Operating lease cost	$15.5	$14.0	$13.2
Variable lease cost*	1.2	1.4	1.5
Total lease cost	$16.7	$15.4	$14.7
*Includes short-term leases, which are immaterial.

Supplemental Consolidated Balance Sheet information related to leases as of December 31, 2023 and 2022 are summarized as follows:

	2023	2022
Operating lease right-of-use assets	$59.7	$45.2

Other liabilities	$13.0	$11.6
Operating lease liabilities	47.2	34.3
Total operating lease liabilities	$60.2	$45.9

Cash paid for operating leases included in operating cash flows was $29.5 million, $26.8 million and $25.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Operating lease right-of-use asset obtained in exchange for lease obligations were $26.0 million for the year ended December 31, 2023.

As of December 31, 2023, the Company’s operating leases have a weighted-average remaining lease term of 6.4 years and a weighted average discount rate of 5.9%. As of December 31, 2022, the Company's leases had a weighted-average remaining lease term of 6.3 years and a weighted average discount rate of 4.9%. Topic 842 requires a lessee to discount its unpaid lease obligations using the interest rate implicit in the lease, or if not readily determinable, the incremental borrowing rate at the time of lease commencement. Generally, the Company uses its incremental borrowing rate as the implicit rate cannot be determined. The Company’s incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms in a similar region.

Maturities of operating lease liabilities as of December 31, 2023 are summarized as follows:

Year
2024	$15.4
2025	13.4
2026	10.7
2027	9.8
2028	7.6
Thereafter	15.7
Total lease payments	72.6
Less: imputed interest	(12.4)
Present value of lease liabilities	$60.2

As of December 31, 2023, we have additional operating leases for facilities that have not yet commenced with undiscounted lease obligations of approximately $4.0 million. These leases are expected to commence during the year ending December 31, 2024 and have terms of up to 20 years.

Lessor Accounting

The Company rents cranes to its customers and actively manages the size, quality, age and composition of its rental fleet to meet customer demands and trends. The rental fleet is serviced through the Company’s parts and service team. The rental activities create cross-selling opportunities in crane sales including rent-to-own purchase options whereby customers are given a period of time to exercise an option to purchase the related equipment at an established price with any rental payments paid applied to reduce the purchase price.

All of the Company's leasing arrangements are classified as operating leases. Rental revenue is recognized on a straight-line basis over the rental period.

In most cases, the Company's rental arrangements include non-lease components, including delivery and pick-up services. The Company accounts for these non-lease components separate from the rental arrangement and recognizes the revenue associated with these components when the service is performed. The Company has elected to exclude from rental revenue all taxes collected from customers related to rental activities. The Company manages the residual value risk of its rented assets by (i) monitoring the quality, aging and anticipated retail market value of the rental fleet assets to determine the optimal period to remove an asset from the rental fleet, (ii) maintaining the quality of assets through parts and service support and (iii) requiring physical damage insurance of customers. The Company primarily disposes of the rental assets through its rent to own program or sale of the asset.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the fourth quarter ended December 31, 2023 covered by this report, the Company made no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Manitowoc Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Manitowoc Company, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 23, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 23, 2024

Item 9B. OTHER INFORMATION

During the three months ended December 31, 2023, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections in the Company’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) captioned “Corporate Governance – Governance of the Company,” “Corporate Governance – Audit Committee,” “Election of Directors” and “Miscellaneous – Delinquent Section16(a) Reports.” See also “Information About Our Executive Officers” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2024 Proxy Statement captioned “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Transactions with Related Persons,” “Summary Compensation Tables,” “Potential Payments upon Termination or Change in Control, ” “CEO Pay Ratio” and “Pay versus Performance.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the section of the 2024 Proxy Statement captioned “Ownership of Securities.”

The following table sets forth information with respect to compensation plans under which equity securities of the Company are authorized for issuance as of December 31, 2023.

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans not approved by security holders(1)	0 (2)	$0 (2)	0 (2)
Equity compensation plans approved by security holders(2)(3)	1,930,227 (3)(4)	$21.47 (3)(4)	3,271,119(3)(4)
Total	1,930,227		3,271,119
(1)
Reflects the Company’s Deferred Compensation Plan, which is discussed within the 2024 Proxy Statement under Compensation Discussion and Analysis and Compensation Committee Report under the subsection captioned “Retirement Benefits and Deferred Compensation” and under Non-Employee Director Compensation.
(2)
Column (A) does not include 74,451 common stock units issued under the Deferred Compensation Plan as of December 31, 2023. Each common stock unit under the Deferred Compensation Plan represents the right to receive one share of Company common stock following the participant’s death, disability, termination of service as a director or employee, a date specified by the participant, or the earlier of any such events to occur. Since the common stock units are acquired by participants through a deferral of fees or compensation, there is no “exercise price” associated with the common stock units. Thus, the weighted-average exercise price in column (B) is calculated solely on the basis of outstanding options issued under the 2013 Omnibus Incentive Plan and does not take into account the common stock units issued under the Deferred Compensation Plan. The operation of the Deferred Compensation Plan requires the plan trustees to make available, as and when needed, a sufficient number of shares of Company common stock to meet the needs of the plan. Accordingly, since there is no specific number of shares reserved for issuance under the Deferred Compensation Plan, column (C) includes only those shares remaining available for issuance under the 2013 Omnibus Incentive Plan.
(3)
Consists of the Company's 2013 Omnibus Incentive Plan.
(4)
Includes stock options, performance share units issued at target and restricted stock units. The weighted-average price does not factor in performance share units or restricted stock units.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the 2024 Proxy Statement captioned “Corporate Governance – Governance of the Company” and “Corporate Governance – Transactions with Related Persons.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2024 Proxy Statement captioned “Audit Committee Report.”

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

10.09

Tax Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.10(a)

Employee Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.10(b)

Amendment, dated March 28, 2016, to the Employee Matters Agreement, effective as of March 4, 2016, by and between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated March 28, 2016).

10.11

Intellectual Property Matters Agreement, dated March 4, 2016, between The Manitowoc Company, Inc. and Manitowoc Foodservice, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, dated March 3, 2016).

10.12**

Addendum to the Manitowoc Company, Inc. Omnibus Incentive Plan and Restricted Stock Unit Award Agreement for Restricted Stock Units and Performance Shares Awards made to Participants in France (incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020).

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23.1	Consent of Deloitte & Touche LLP, the Company's Independent Registered Public Accounting Firm	X(1)

23.2	Consent of PricewaterhouseCoopers LLP	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

97	The Manitowoc Company, Inc. Compensation Recovery Policy	X(1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X(1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X(1)

(1) Filed Herewith

(2) Furnished Herewith

** Management contracts and executive compensation plans and arrangements.

(c) Financial Statement Schedule

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For the Years Ended December 31, 2023, 2022 and 2021

(dollars in millions)

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2021
Allowance for credit losses	$8.5	$—	$(1.3)	$0.1	$7.3
Deferred tax valuation allowance	$171.4	$9.1	$(4.9)	$(5.1)	$170.5
Year End December 31, 2022
Allowance for credit losses	$7.3	$0.1	$(1.8)	$(0.3)	$5.3
Deferred tax valuation allowance	$170.5	$10.6	$(4.9)	$(2.1)	$174.1
Year End December 31, 2023
Allowance for credit losses	$5.3	$2.3	$(1.4)	$(0.1)	$6.1
Deferred tax valuation allowance	$174.1	$1.7	$(30.2)	$(14.8)	$130.8

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: February 23, 2024

The Manitowoc Company, Inc.
(Registrant)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft, President and Chief Executive Officer (Principal Executive Officer and Director)	February 23, 2024

/s/ Brian P. Regan
Brian P. Regan, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2024

/s/ Ryan M. Palmer	February 23, 2024
Ryan M. Palmer, Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

/s/ Anne E. Bélec
Anne E. Bélec, Director	February 23, 2024

/s/ Robert G. Bohn
Robert G. Bohn, Director	February 23, 2024

/s/ Anne M. Cooney
Anne M. Cooney, Director	February 23, 2024

/s/ Amy R. Davis
Amy R. Davis, Director	February 23, 2024

/s/ Ryan M. Gwillim
Ryan M. Gwillim, Director	February 23, 2024

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Chairman of the Board	February 23, 2024

/s/ Robert W. Malone
Robert W. Malone, Director	February 23, 2024

/s/ C. David Myers
C. David Myers, Director	February 23, 2024
/s/ John C. Pfeifer
John C. Pfeifer, Director	February 23, 2024