Form 10-Q
period 2024-03-31
MANITOWOC CO INC
filed 2024-05-08
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of March 31, 2024, the registrant had 35,540,950 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2024 and 2023

(Unaudited)

(In millions, except per share and share amounts)

	Three Months Ended March 31,
	2024	2023
Net sales	$495.1	$508.3
Cost of sales	402.6	402.0
Gross profit	92.5	106.3
Operating costs and expenses:
Engineering, selling, and administrative expenses	76.0	75.1
Amortization of intangible assets	0.7	1.0
Restructuring expense	0.6	—
Total operating costs and expenses	77.3	76.1
Operating income	15.2	30.2
Other income (expense):
Interest expense	(9.2)	(8.1)
Amortization of deferred financing fees	(0.3)	(0.3)
Other income (expense) - net	0.7	(1.1)
Total other expense	(8.8)	(9.5)
Income before income taxes	6.4	20.7
Provision for income taxes	1.9	4.2
Net income	$4.5	$16.5

Per Share Data and Share Amounts
Basic net income per common share	$0.13	$0.47

Diluted net income per common share	$0.12	$0.46

Weighted average shares outstanding - basic	35,265,449	35,121,473
Weighted average shares outstanding - diluted	36,060,640	35,748,021

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2024 and 2023

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2024	2023
Net income	$4.5	$16.5
Other comprehensive income (loss), net of income tax:
Unrealized losses on derivatives, net of income tax provision of $0.0 and $0.0, respectively	(1.6)	(3.3)
Employee pension and postretirement benefit income (expense), net of income tax provision of $0.0 and $0.0, respectively	0.1	(1.0)
Foreign currency translation adjustments, net of income tax benefit of $0.6 and $0.2, respectively	(11.0)	4.2
Total other comprehensive loss, net of income tax	(12.5)	(0.1)
Comprehensive income (loss)	$(8.0)	$16.4

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2024 and December 31, 2023

(Unaudited)

(In millions, except par value and share amounts)

	March 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$31.5	$34.4
Accounts receivable, less allowances of $5.9 and $6.1, respectively	290.3	278.8
Inventories - net	748.0	666.5
Notes receivable - net	5.7	6.7
Other current assets	43.9	46.6
Total current assets	1,119.4	1,033.0
Property, plant, and equipment - net	357.5	366.1
Operating lease right-of-use assets	58.8	59.7
Goodwill	78.7	79.6
Intangible assets - net	123.3	125.6
Other non-current assets	42.9	42.7
Total assets	$1,780.6	$1,706.7
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$509.4	$457.4
Customer advances	20.3	19.2
Short-term borrowings and current portion of long-term debt	42.5	13.4
Product warranties	41.3	47.1
Other liabilities	18.7	26.2
Total current liabilities	632.2	563.3
Non-Current Liabilities:
Long-term debt	372.7	358.7
Operating lease liabilities	46.6	47.2
Deferred income taxes	7.4	7.5
Pension obligations	54.9	55.8
Postretirement health and other benefit obligations	5.4	5.6
Long-term deferred revenue	21.1	24.1
Other non-current liabilities	44.3	41.2
Total non-current liabilities	552.4	540.1
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,540,950 and 35,094,993 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	608.5	613.1
Accumulated other comprehensive loss	(98.9)	(86.4)
Retained earnings	148.0	143.5
Treasury stock, at cost (5,253,033 and 5,698,990 shares, respectively)	(62.0)	(67.3)
Total stockholders' equity	596.0	603.3
Total liabilities and stockholders' equity	$1,780.6	$1,706.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2024 and 2023

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$4.5	$16.5
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation expense	14.7	13.9
Amortization of intangible assets	0.7	1.0
Stock-based compensation expense	3.7	3.1
Amortization of deferred financing fees	0.3	0.3
Loss on sale of property, plant, and equipment	0.2	—
Changes in operating assets and liabilities:
Accounts receivable	(15.3)	17.1
Inventories	(89.1)	(100.6)
Notes receivable	1.5	1.7
Other assets	1.1	1.6
Accounts payable	56.6	56.2
Accrued expenses and other liabilities	(9.5)	4.6
Net cash provided by (used for) operating activities	(30.6)	15.4
Cash Flows from Investing Activities:
Capital expenditures	(12.2)	(10.6)
Proceeds from sale of fixed assets	0.2	2.0
Net cash used for investing activities	(12.0)	(8.6)
Cash Flows from Financing Activities:
Proceeds from (payments on) revolving credit facility - net	14.0	(10.0)
Proceeds from (payments on) other debt - net	29.1	(1.9)
Exercises of stock options	—	0.3
Common stock repurchases	—	(3.5)
Other financing activities	(2.9)	—
Net cash provided by (used for) financing activities	40.2	(15.1)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.4
Net decrease in cash and cash equivalents	(2.9)	(7.9)
Cash and cash equivalents at beginning of period	34.4	64.4
Cash and cash equivalents at end of period	$31.5	$56.5
Supplemental Cash Flow Information
Interest paid	$2.1	$1.3
Income taxes paid	1.8	1.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three months ended March 31, 2024 and 2023

(Unaudited)

(In millions)

	March 31, 2024	March 31, 2023
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4
Balance at end of period	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$613.1	$606.7
Stock compensation plans	(8.3)	(4.0)
Stock-based compensation expense	3.7	3.1
Balance at end of period	$608.5	$605.8
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(86.4)	$(107.9)
Other comprehensive loss	(12.5)	(0.1)
Balance at end of period	$(98.9)	$(108.0)
Retained Earnings
Balance at beginning of period	$143.5	$104.3
Net income	4.5	16.5
Balance at end of period	$148.0	$120.8
Treasury Stock
Balance at beginning of period	$(67.3)	$(65.7)
Stock compensation plans	5.3	3.0
Common stock repurchases	—	(3.5)
Balance at end of period	$(62.0)	$(66.2)
Total stockholders' equity	$596.0	$552.8

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

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

The Company has three reportable segments, the Americas segment, the Europe and Africa ("EURAF") segment and Middle East and Asia Pacific (“MEAP”) segment. The Americas segment includes the North America and South America continents. The EURAF reporting segment includes the Europe and Africa continents, excluding the Middle East region. The MEAP reporting segment includes the Asia and Australia continents and the Middle East region. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Note 16, “Segments,” for additional information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2024 and 2023, the cash flows for the same three-month periods, and the financial position as of March 31, 2024 and December 31, 2023, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The audited balance sheet as of December 31, 2023, was derived from the audited annual financial statements. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2023. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All amounts, except per share data and share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

2. Recent Accounting Changes and Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting - Improvements to Reportable Segments Disclosures.” The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced footnote disclosures about significant segment expenses. The standard is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU enhance the transparency and decision usefulness of income tax disclosures. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

3. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the related performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$19.2	$21.9
Cash received in advance of satisfying performance obligations	39.1	34.4
Revenue recognized	(37.7)	(32.4)
Currency translation	(0.3)	0.1
Balance at end of period	$20.3	$24.0

Disaggregation of the Company’s revenue sources are disclosed in Note 16, “Segments.”

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts ("FX Forward Contracts") and The Manitowoc Company, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") that were accounted for at fair value as of March 31, 2024 and December 31, 2023.

	Fair Value as of March 31, 2024
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$0.3	$—	$0.3	Other current assets
Deferred Compensation Plan - Program B	8.9	—	—	8.9	Other non-current assets
Total current assets at fair value	$8.9	$0.3	$—	$9.2

Current Liabilities:
FX Forward Contracts	$—	$1.1	$—	$1.1	Accounts payable and accrued expenses

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$1.6	$—	$1.6	Other current assets
Deferred Compensation Plan - Program B	8.1	—	—	8.1	Other non-current assets
Total current assets at fair value	$8.1	$1.6	$—	$9.7

Current Liabilities:
FX Forward Contracts	$—	$0.6	$—	$0.6	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $300.2 million as of March 31, 2024 and $302.7 million as of December 31, 2023. Refer to Note 10, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the

Company’s revolving credit facility, approximate fair value, without being discounted as of March 31, 2024, due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) ("AOCI"). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the three months ended March 31, 2024 and 2023.

The Company had FX Forward Contracts with aggregate notional amounts of $124.8 million and $140.1 million in U.S. dollar equivalent as of March 31, 2024 and December 31, 2023, respectively. The aggregate notional amount outstanding as of March 31, 2024, is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. Net unrealized gains (losses), net of income tax, recorded in AOCI were $(0.3) million and $1.3 million as of March 31, 2024 and December 31, 2023, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three months ended March 31, 2024 and 2023 are summarized as follows:

		Three Months Ended March 31,
	Recognized Location	2024	2023
Designated	Cost of sales	$(0.9)	$3.4
Non-Designated	Other income (expense) - net	$1.4	$(2.3)

6. Inventories

The components of inventories as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
Raw materials	$203.4	$164.7
Work-in-process	154.0	111.3
Finished goods	390.6	390.5
Total Inventories	$748.0	$666.5

7. Property, Plant, and Equipment

The components of property, plant, and equipment as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
Land	$14.7	$14.9
Building and improvements	199.6	201.5
Machinery, equipment, and tooling	320.7	318.4
Furniture and fixtures	13.3	13.8
Computer hardware and software	134.8	135.8
Rental cranes	199.3	201.9
Construction in progress	6.7	7.2
Total cost	889.1	893.5
Less: accumulated depreciation	(531.6)	(527.4)
Property, plant, and equipment - net	$357.5	$366.1

Property, plant, and equipment is depreciated over the estimated useful life of the asset using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Additions to property, plant, and equipment included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 were $5.8 million and $7.0 million, respectively.

Assets Held for Sale

As of March 31, 2024 and December 31, 2023, the Company had $3.5 million and $3.0 million, respectively, of property, plant, and equipment classified as assets held for sale in other current assets in the Condensed Consolidated Balance Sheets. This amount relates to a manufacturing building and land in Fanzeres, Portugal.

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2024 is summarized as follows:

	Americas	MEAP	Consolidated
Balance as of December 31, 2023	$14.4	$65.2	$79.6
Foreign currency impact	—	(0.9)	(0.9)
Balance as of March 31, 2024	$14.4	$64.3	$78.7

The gross carrying amount, accumulated impairment and net book value of the Company's goodwill balances by reportable segment as of March 31, 2024 and December 31, 2023, are summarized as follows:

	March 31, 2024			December 31, 2023

	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas	$180.9	$(166.5)	$14.4	$180.9	$(166.5)	$14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	64.3	—	64.3	65.2	—	65.2
Total	$327.4	$(248.7)	$78.7	$328.3	$(248.7)	$79.6

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event for the three months ended March 31, 2024.

The gross carrying amount, accumulated amortization, and net book value of the Company’s intangible assets other than goodwill as of March 31, 2024 and December 31, 2023, are summarized as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$26.4	$(12.0)	$14.4	$26.5	$(11.6)	$14.9
Patents	28.8	(28.4)	0.4	29.2	(28.8)	0.4
Noncompetition agreements	4.2	(2.2)	2.0	4.2	(2.0)	2.2
Trademarks and tradenames	2.2	(1.1)	1.1	2.2	(1.0)	1.2
Other intangibles	0.6	(0.6)	—	0.7	(0.7)	—
Total	$62.2	$(44.3)	$17.9	$62.8	$(44.1)	$18.7
Indefinite-lived intangible assets:
Trademarks and tradenames	$91.3	$—	$91.3	$92.6	$—	$92.6
Distribution network	14.1	—	14.1	14.3	—	14.3
Total	105.4	—	105.4	106.9	—	106.9
Total intangible assets	$167.6	$(44.3)	$123.3	$169.7	$(44.1)	$125.6

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event for the three months ended March 31, 2024.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event for the three months ended March 31, 2024.

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended March 31, 2024 and 2023 was $0.7 million and $1.0 million, respectively.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024	December 31, 2023
Trade accounts payable	$306.9	$254.7
Employee-related expenses	47.0	57.9
Accrued vacation	24.7	23.7
Miscellaneous accrued expenses	130.8	121.1
Total accounts payable and accrued expenses	$509.4	$457.4

10. Debt

Outstanding debt as of March 31, 2024 and December 31, 2023 is summarized as follows:

	March 31, 2024	December 31, 2023
Borrowings under senior secured asset-based revolving credit facility	$74.0	$60.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	42.7	13.7
Deferred financing costs	(1.5)	(1.6)
Total debt	415.2	372.1
Short-term borrowings and current portion of long-term debt	(42.5)	(13.4)
Long-term debt	$372.7	$358.7

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

On June 17, 2021, the Company amended the ABL Credit Agreement to adjust certain negative covenants which reduced restrictions on the Company’s ability to expand its rental business. On May 19, 2022, the Company further amended the ABL Credit Agreement to (i) extend the maturity date to May 19, 2027 (subject to a springing maturity date of December 30, 2025 if the 2026 Notes have not been repaid in full or refinanced prior to December 30, 2025), (ii) permit the inclusion, subject to certain limitations, of the crane rental assets of certain subsidiaries in the borrowing base used to calculate availability under the ABL Credit Agreement, (iii) permit separate financing of crane rental assets not included in the borrowing base and (iv) replace U.S. dollar London Inter-bank Offered Rate with interest rates based on the secured overnight financing rate plus a credit spread adjustment (“SOFR”).

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

As of March 31, 2024 and December 31, 2023, the Company had borrowings on the ABL Revolving Credit Facility of $74.0 million and $60.0 million, respectively. As of March 31, 2024, the spreads for SOFR and Eurodollar, and Alternative Base Rate borrowings were 1.25% and 0.25%, respectively, with excess availability of approximately $197.6 million, which represents revolver borrowing capacity of $275.0 million less $74.0 million of borrowings outstanding and $3.4 million of U.S. letters of credit outstanding.

As of March 31, 2024, the Company had $42.7 million of other indebtedness outstanding that has a weighted-average interest rate of approximately 5.4%. This debt includes balances on local credit lines, overdraft facilities, and other financing arrangements.

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

As of March 31, 2024, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

11. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with no maximum availability. Transactions under the non-U.S. programs were accounted for as sales in accordance with Accounting Standards Codification (“ASC”) Topic 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the maximum limit.

For the three months ended March 31, 2024 and 2023, cash proceeds from the factoring of accounts receivable qualifying as sales were $36.0 million.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three months ended March 31, 2024 and 2023 were immaterial.

12. Income Taxes

The Company’s income before income taxes include income from both U.S. and foreign jurisdictions. The annual effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates. In addition, tax expense is impacted by losses in jurisdictions where no tax benefit can be realized.

For the three months ended March 31, 2024 and 2023, the Company recorded a provision for income taxes of $1.9 million and $4.2 million, respectively.

As of March 31, 2024 and December 31, 2023, the Company’s unrecognized tax benefits, excluding interest and penalties, were $9.2 million and $9.1 million, respectively.

13. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income per common share:

	Three Months Ended March 31,
	2024	2023
Basic weighted average common shares outstanding	35,265,449	35,121,473
Effect of dilutive securities - equity compensation awards	795,191	626,548
Diluted weighted average common shares outstanding	36,060,640	35,748,021

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 497,801 and 682,930 common shares were excluded from the computation of diluted net earnings per share for the three months ended March 31, 2024 and 2023, respectively.

No cash dividends were declared or paid during the three months ended March 31, 2024 and 2023.

14. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of March 31, 2024, the Company has $35.0 million remaining under an authorization from the Board of Directors to purchase up to $35.0 million of the Company’s common stock at management’s discretion. The Company’s share repurchase program purchases shares in the open market to offset stock-based awards issued in conjunction with the Company’s 2013 Omnibus Incentive Plan.

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2022	$5.4	$(15.3)	$(98.0)	$(107.9)
Other comprehensive income (loss) before reclassifications	0.1	(1.7)	4.2	2.6
Amounts reclassified from accumulated other comprehensive income (loss)	(3.4)	0.7	—	(2.7)
Net other comprehensive income (loss)	(3.3)	(1.0)	4.2	(0.1)
Balance as of March 31, 2023	$2.1	$(16.3)	$(93.8)	$(108.0)

Balance as of December 31, 2023	$1.3	$(10.3)	$(77.4)	$(86.4)
Other comprehensive loss before reclassifications	(2.5)	—	(11.0)	(13.5)
Amounts reclassified from accumulated other comprehensive income (loss)	0.9	0.1	—	1.0
Net other comprehensive income (loss)	(1.6)	0.1	(11.0)	(12.5)
Balance as of March 31, 2024	$(0.3)	$(10.2)	$(88.4)	$(98.9)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$(0.9)	$3.4		Cost of sales
Total before income taxes	(0.9)	3.4
Provision for income taxes	—	—
Total, net of income taxes	$(0.9)	$3.4
Amortization of pension and postretirement items
Actuarial losses	$(0.1)	$(1.0)	(a)	Other income (expense) - net
Amortization of prior service cost	—	0.3	(a)	Other income (expense) - net
Total before income taxes	(0.1)	(0.7)
Provision for income taxes	—	—
Total, net of income taxes	$(0.1)	$(0.7)

Total reclassifications for the period, net of income taxes	$(1.0)	$2.7

(a) These accumulated other comprehensive income (loss) components are components of net periodic pension cost (refer to Note 19, “Employee Benefit Plans,” for further details)

15. Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2024 is included in the Company’s 2023 Annual Report on Form 10-K. The total number of shares of the Company’s common stock available for awards under the Company’s 2013 Omnibus Incentive Plan is 7,477,395 shares. The total number of shares of the Company’s common stock still available for issuance as of March 31, 2024 is 2,338,858 shares.

Stock-based compensation expense was $3.7 million for the three months ended March 31, 2024 and $3.1 million for the three months ended March 31, 2023. The Company reports stock-based compensation expense within engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to the retirement, death or disability provisions of the 2013 Omnibus Incentive Plan.

The Company granted 443,019 and 478,411 restricted stock units inclusive of 78,894 and 77,576 director awards during the three months ended March 31, 2024 and 2023, respectively. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date and director awards vest immediately on the grant date.

A total of 365,174 and 233,409 performance shares units were granted by the Company to employees during the three months ended March 31, 2024 and 2023, respectively. Performance share units vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year.

The performance goals for the performance share units granted in 2024 are weighted 60% on the 3-year average of the Company’s adjusted return on invested capital ("Adjusted ROIC") percentage from 2024 to 2026 and 40% on cumulative non-new machine sales from January 1, 2024 through December 31, 2026. The Company defines non-new machine sales as parts sales, used crane sales, rental revenue, service revenue and other revenue. The 2024 performance share units include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

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

The following table shows information by reportable segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net Sales
Americas	$283.2	$264.4
EURAF	143.0	178.2
MEAP	68.9	65.7
Total	$495.1	$508.3
Segment Operating Income (Loss)
Americas	$29.5	$28.5
EURAF	(11.8)	3.6
MEAP	8.2	8.6
Total	$25.9	$40.7
Depreciation
Americas	$7.3	$7.2
EURAF	5.9	5.4
MEAP	0.8	0.6
Corporate	0.7	0.7
Total	$14.7	$13.9
Capital Expenditures
Americas	$4.2	$4.4
EURAF	7.2	4.7
MEAP	0.8	1.5
Corporate	—	—
Total	$12.2	$10.6

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31,
	2024	2023
Segment operating income	$25.9	$40.7
Unallocated corporate expenses	(10.7)	(10.4)
Unallocated restructuring expense	—	(0.1)
Total operating income	$15.2	$30.2

Net sales by geographic area for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31,
	2024	2023
United States	$249.2	$213.8
Europe	138.2	174.4
Other	107.7	120.1
Total net sales	$495.1	$508.3

New machine and non-new machine sales for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31,
	2024	2023
New machine sales	$349.9	$357.3
Non-new machine sales	145.2	151.0
Total net sales	$495.1	$508.3

17. Commitments and Contingencies

The Company is subject to various legal proceedings and claims that have arisen in the ordinary course of business which have not been fully resolved. The outcome of any litigation is inherently uncertain. When a loss related to a legal proceeding or claim is probable and reasonably estimable, the Company accrues its best estimate for the ultimate resolution of the matter.

As of March 31, 2024, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels have varied over the last 10 years. As of March 31, 2024, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of March 31, 2024, current and long-term product liability reserves were $4.1 million and $5.8 million, respectively. As of December 31, 2023, current and long-term product liability reserves were $11.4 million and $5.1 million, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Condensed Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of March 31, 2024 and December 31, 2023, the Company had $0.5 million and $3.9 million, respectively, of estimated insurance recoveries included in other current assets in the Condensed Consolidated Balance Sheets.

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

As of March 31, 2024 and December 31, 2023, the Company had reserves of $52.6 million and $56.8 million, respectively, for warranty and other related claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. Refer to Note 18, “Guarantees,” for further information.

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

Based on management's current assessment of the facts underlying these matters, the total recorded estimated liability in accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets was $36.1 million as of March 31, 2024 and December 31, 2023. Other than the foregoing, the Company is unable to provide further meaningful quantification as to the final resolution of these matters. However, the Company calculated the statutory maximum penalties under the Clean Air Act to be approximately $174.0 million. The Company believes it has strong legal and factual defenses and will vigorously defend any allegations of noncompliance and the factors that could apply in the assessment of any civil penalty. Final resolution of these matters may have a material impact on the Company’s financial condition, results of operations or cash flows.

18. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of March 31, 2024 and December 31, 2023 was $30.4 million and $32.2 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of March 31, 2024 and December 31, 2023 was $40.9 million and $43.4 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $13.5 million and $13.0 million as of March 31, 2024 and December 31, 2023, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. In addition, the Company may incur other warranty related costs outside of its standard warranty period. Costs for other warranty-related work are recorded in the period a loss is probable and can be reasonably estimated. Below is a table summarizing the warranty and other warranty related work for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$56.8	$58.0
Adjustments to accruals for warranties	5.3	6.6
Settlements made (in cash or in kind) during the period	(8.8)	(8.5)
Currency translation	(0.7)	0.3
Balance at end of period	$52.6	$56.4

The long-term portion of the warranty liability is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of March 31, 2024 and December 31, 2023 was $7.3 million and $6.1 million, respectively.

19. Employee Benefit Plans

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

The components of net periodic benefit cost for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31, 2024
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plan	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$—
Interest cost of projected benefit obligations	1.3	0.7	0.1
Expected return on plan assets	(1.0)	(0.4)	—
Amortization of prior service cost	—	—	—
Amortization of actuarial net (gain) loss	0.5	—	(0.4)
Net periodic benefit cost	$0.8	$0.6	$(0.3)

	Three Months Ended March 31, 2023
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plan	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$—
Interest cost of projected benefit obligations	1.4	0.7	0.1
Expected return on plan assets	(1.0)	(0.4)	—
Amortization of prior service cost	—	—	(0.3)
Amortization of actuarial net loss	0.6	0.4	—
Net periodic benefit cost	$1.0	$1.0	$(0.2)

The components of net periodic benefit cost other than the service cost component are included in other income (expense) - net in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, including the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to:

•
Macroeconomic conditions, including inflation, high interest rates and recessionary concerns, as well as continuing global supply chain constraints, labor constraints, logistics constraints and cost pressures such as changes in raw material and commodity costs, have had, and may continue to have, a negative impact on Manitowoc’s ability to convert backlog into revenue which could, and has, impacted its financial condition, cash flows, and results of operations (including future uncertain impacts);
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
•
acts of terrorism; and
•
other risk factors detailed in Manitowoc's 2023 Annual Report on Form 10-K, as such may be amended or supplemented in Manitowoc’s subsequently filed Quarterly Reports on 10-Q (including this report), and its other filings with the United States Securities and Exchange Commission.

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

Current Events

Supply Chain and Logistics Constraints

The Company continues to actively monitor global supply chain and logistics constraints which had a negative impact on the Company’s ability to timely source parts, complete and ship units, and service cranes for the three months ended March 31, 2024. While the Company has experienced some relief of the supply chain and logistics constraints, supply chains for certain key components remain distressed. The Company continues to actively monitor and manage supply chain constraints through alternative sourcing of parts and adapting production to limit waste and inefficiencies in the facilities. Continuing or worsening supply chain and logistics constraints may have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

Results of Operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Percentage Change
Orders	$554.1	$524.8	5.6%
Backlog	971.3	1,075.7	(9.7)%
Net sales	495.1	508.3	(2.6)%
Gross profit	92.5	106.3	(13.0)%
Gross profit %	18.7%	20.9%
Engineering, selling, and administrative expenses	76.0	75.1	1.2%
Interest expense	9.2	8.1	13.6%
Provision for income taxes	1.9	4.2	(54.8)%

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

Orders for the three months ended March 31, 2024 increased 5.6% to $554.1 million from $524.8 million for the same period in 2023. The increase was primarily attributable to higher demand in the EURAF segment, mainly in the Company’s mobile product offering. Orders were favorably impacted by $2.0 million from changes in foreign currency exchange rates.

As of March 31, 2024, total backlog was $971.3 million, a 5.9% increase from the December 31, 2023 backlog of $917.2 million, and a 9.7% decrease from the March 31, 2023 backlog of $1,075.7 million. The decrease in backlog from March 31, 2023 is primarily attributable to higher shipments due to continuing easing of supply chain and logistics constraints. Backlog was unfavorably impacted by $7.6 million and $1.7 million from December 31, 2023 and March 31, 2023, respectively, from changes in foreign currency exchange rates.

Net Sales

Consolidated net sales for the three months ended March 31, 2024 decreased 2.6% to $495.1 million from $508.3 million for the same period in 2023. This decrease was primarily attributable to lower new and non-new machine sales in the EURAF segment, partially offset by higher new and non-new machine sales in the Americas and MEAP segments. Net sales were favorably impacted by $2.3 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended March 31, 2024 was $92.5 million, a decrease of $13.8 million compared to $106.3 million for the same period in 2023. The decrease was primarily attributable to lower net sales, unfavorable product mix, and lower absorbed costs due to lower manufacturing volume in EURAF. Gross profit was favorably impacted by $0.3 million from changes in foreign currency exchange rates.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses were $76.0 million for the three months ended March 31, 2024 compared to $75.1 million for the same period in 2023. Engineering, selling and administrative expenses were unfavorably impacted by $0.4 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended March 31, 2024 totaled $9.2 million compared to $8.1 million for the same period in 2023. Interest expense increased year-over-year primarily due to higher debt and interest rates on borrowings from the Company’s ABL revolving credit facility.

Provision for Income Taxes

For the three months ended March 31, 2024 and 2023, the Company recorded a provision for income taxes of $1.9 million and $4.2 million, respectively. The decrease in the Company’s provision for income taxes for the three months ended March 31, 2024 compared to the prior year is due to lower year-to-date income partially offset by a change in jurisdictional mix. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates and losses in both the U.S. and foreign jurisdictions where no tax benefit can be realized.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company has three reportable segments: the Americas segment, EURAF segment, and MEAP segment. Further information regarding the Company’s reportable segments can be found in Note 16, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2024	2023	Dollar Change	Percentage Change
Net Sales
Americas	$283.2	$264.4	$18.8	7.1%
EURAF	143.0	178.2	(35.2)	(19.8)%
MEAP	68.9	65.7	3.2	4.9%

Segment Operating Income (Loss)
Americas	$29.5	$28.5	$1.0	3.5%
EURAF	(11.8)	3.6	(15.4)	*
MEAP	8.2	8.6	(0.4)	(4.7)%

*Measure not meaningful

Americas

Americas segment net sales increased 7.1% for the three months ended March 31, 2024 to $283.2 million from $264.4 million for the same period in 2023. The increase was primarily attributable to higher new machine sales, favorable product mix and pricing actions. Non-new machine sales were relatively flat year-over-year.

Americas segment operating income increased 3.5% for the three months ended March 31, 2024 to $29.5 million from $28.5 million for the three months ended March 31, 2023. The increase was primarily due to higher net sales.

EURAF

EURAF segment net sales decreased 19.8% for the three months ended March 31, 2024 to $143.0 million from $178.2 million for the same period in 2023. The decrease was primarily due to lower new machine sales in the Company's tower product offering and lower non-new machine sales. Segment net sales was favorably impacted by $2.2 million from changes in foreign currency exchange rates.

EURAF segment operating loss was $11.8 million for the three months ended March 31, 2024 compared to operating income of $3.6 million for the same period in 2023. The change was primarily due to lower net sales, unfavorable product mix, and higher labor costs in engineering, selling and administrative expenses. Segment operating income was unfavorably impacted by $0.1 million from changes in foreign currency exchange rates.

MEAP

MEAP segment net sales increased 4.9% for the three months ended March 31, 2024 to $68.9 million from $65.7 million for the same period in 2023. The increase was primarily attributable to higher non-new machine sales. MEAP segment net sales was unfavorably impacted by $0.2 million from changes in foreign currency exchange rates.

MEAP segment operating income decreased 4.7% for the three months ended March 31, 2024 to $8.2 million from $8.6 million for the same period in 2023. The decrease was primarily due to unfavorable product mix. Segment operating income was favorably impacted by $0.1 million from changes in foreign currency exchange rates.

Financial Condition

Cash Flows

A summary of cash flows for the three months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used for) operating activities	$(30.6)	$15.4
Net cash used for investing activities	(12.0)	(8.6)
Net cash provided by (used for) financing activities	40.2	(15.1)
Cash and cash equivalents	31.5	56.5

Cash Flows From Operating Activities

Net cash used for operating activities of $30.6 million for the three months ended March 31, 2024 increased $46.0 million from net cash provided by operating activities of $15.4 million for the same period in 2023. The increase in net cash used for operating activities was primarily due to lower net income adjusted for non-cash items, and higher use of cash driven by an increase in accounts receivable, and a decrease in accrued expenses and other liabilities. This was partially offset by a decrease in cash used for inventories.

Cash Flows From Investing Activities

Net cash used for investing activities of $12.0 million for the three months ended March 31, 2024 increased $3.4 million from net cash used for investing activities of $8.6 million for the same period in 2023. The increase in net cash used for investing activities is due to $1.6 million of additional capital expenditures and a $1.8 million reduction in proceeds from sale of property, plant, and equipment.

Cash Flows From Financing Activities

Net cash provided by financing activities of $40.2 million for the three months ended March 31, 2024 increased $55.3 million from net cash used for financing activities of $15.1 million for the same period in 2023. The increase is primarily driven by proceeds of $29.7 million and $14.0 million on the Company’s overdraft facilities and ABL revolving credit facility, respectively, as compared to payments of $11.9 million in the prior year.

Liquidity and Capital Resources

The Company’s liquidity position as of March 31, 2024 and December 31, 2023 is summarized as follows:

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$31.5	$34.4
Revolver borrowing capacity	275.0	275.0
Other debt availability	44.1	45.2
Less: Borrowings on revolver	(74.0)	(60.0)
Less: Borrowings on other debt	(40.5)	(11.2)
Less: Outstanding letters of credit	(3.4)	(3.4)
Total liquidity	$232.7	$280.0

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

In addition to the ABL Revolving Credit Facility, the Company has access to non-committed overdraft facilities to fund working capital in Europe and China. There are six facilities, of which five are denominated in Euros totaling €37.0 million and one denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of March 31, 2024 for the six overdraft facilities is $44.1 million, with $40.5 million outstanding.

Debt

Outstanding debt as of March 31, 2024 and December 31, 2023 is summarized as follows:

	March 31, 2024	December 31, 2023
Borrowing under senior secured asset based revolving credit facility	$74.0	$60.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	42.7	13.7
Deferred financing costs	(1.5)	(1.6)
Total debt	415.2	372.1
Short-term borrowings and current portion of long-term debt	(42.5)	(13.4)
Long-term debt	$372.7	$358.7

Both the ABL Revolving Credit Facility and 2026 Notes include customary covenants and events of default. Refer to Note 10, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of the covenants for the ABL Revolving Credit Facility and the 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company seeks to opportunistically raise capital in the debt capital markets and bank credit markets.

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

Adjusted ROIC

Adjusted ROIC measures how efficiently the Company uses invested capital in its operations. Adjusted ROIC is not a measure defined by GAAP and the Company’s methodology for determining Adjusted ROIC may vary from the methodology used by other companies. Management and the Board of Directors use Adjusted ROIC as a measure to assess operational performance and capital allocation. The Company believes this information is useful to investors as it provides a measure of value creation as a percentage of capital invested.

Adjusted ROIC is determined by dividing adjusted net operating profit after tax (“Adjusted NOPAT”) for the trailing twelve-months ended by the five-quarter average of invested capital. Adjusted NOPAT is calculated for each quarter by taking operating income plus the addback of amortization of intangible assets and the addback or subtraction of restructuring expenses, certain other non-recurring items - net and provision for income taxes, which is determined using a 15% tax rate. Invested capital is defined as net total assets less cash and cash equivalents and income tax assets/liabilities - net plus short-term and long-term debt. Income taxes are defined as income tax payables/receivables, net deferred tax assets/liabilities, and uncertain tax positions.

The Company’s Adjusted ROIC as of March 31, 2024 was 9.5%. Below is the calculation of Adjusted ROIC as of March 31, 2024.

	Three Months Ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	Trailing Twelve Months
Operating income	$15.2	$9.8	$18.0	$34.4	$77.4
Amortization of intangible assets	0.7	0.8	0.7	0.7	2.9
Restructuring expense	0.6	0.3	0.7	0.3	1.9
Other non-recurring items - net[1]	0.1	10.8	0.2	10.8	21.9
Adjusted operating income	16.6	21.7	19.6	46.2	104.1
Provision for income taxes	(2.5)	(3.3)	(2.9)	(6.9)	(15.6)
Adjusted NOPAT	$14.1	$18.4	$16.7	$39.3	$88.5

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	5-Quarter Average
Total assets	$1,780.6	$1,706.7	$1,692.2	$1,701.1	$1,691.1	1,714.3
Total liabilities	(1,184.6)	(1,103.4)	(1,119.2)	(1,121.7)	(1,138.3)	(1,133.4)
Net total assets	596.0	603.3	573.0	579.4	552.8	580.9
Cash and cash equivalents	(31.5)	(34.4)	(40.0)	(25.9)	(56.5)	(37.7)
Short-term borrowings and current portion of long-term debt	42.5	13.4	30.3	6.7	7.9	20.2
Long-term debt	372.7	358.7	368.5	380.7	369.5	370.0
Income tax (assets) liabilities - net	(3.4)	(2.6)	(4.3)	(2.1)	6.3	(1.2)
Invested capital	$976.3	$938.4	$927.5	$938.8	$880.0	$932.2

Adjusted ROIC						9.5%

(1) Other non-recurring items - net for the three months ended March 31, 2024 relate to $0.1 million of one-time costs. Other non-recurring items – net for the trailing twelve months relate to $21.2 million of costs associated with a legal matter with the U.S. EPA and $0.7 million of one-time costs. Refer to the Company’s previously filed Form 10-K and Form 10-Qs for a description of other non-recurring items - net for the three months ended December 31, 2023, September 30, 2023, and June 30, 2023.

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring expense, other income (expense) - net, and certain other non-recurring items.

The reconciliation of net income to EBITDA, and further to adjusted EBITDA for the three months ended March 31, 2024 and 2023, are summarized as follows:

	Three Months Ended March 31,		Trailing Twelve
	2024	2023	Months
Net income	$4.5	$16.5	$27.2
Interest expense and amortization of deferred financing fees	9.5	8.4	36.3
Provision for income taxes	1.9	4.2	2.7
Depreciation expense	14.7	13.9	57.4
Amortization of intangible assets	0.7	1.0	2.9
EBITDA	31.3	44.0	126.5
Restructuring expense	0.6	—	1.9
Other non-recurring items - net (1)	0.1	—	21.9
Other (income) expense - net (2)	(0.7)	1.1	11.2
Adjusted EBITDA	$31.3	$45.1	$161.5

Adjusted EBITDA margin percentage	6.3%	8.9%	7.3%

(1)
Other non-recurring items - net for the three months ended March 31, 2024 relate to $0.1 million of one-time costs. Other non-recurring items - net for the trailing twelve months relate to $21.2 million of costs associated with a legal matter with the U.S. EPA and $0.7 million of one-time costs.
(2)
Other (income) expense - net includes net foreign currency gains (losses), other components of net periodic pension costs, and other items in the three and trailing twelve months ended March 31, 2024 and the three months ended March 31, 2023. Other (income) expense – net for the trailing twelve months includes a $9.3 million write-off of non-cash foreign currency translation adjustments from the curtailment of operations in Russia.

Free Cash Flows

Free cash flows is defined as net cash provided by (used for) operating activities less cash outflow from investment in capital expenditures. The reconciliation of net cash provided by (used for) operating activities to free cash flows for the three months ended March 31, 2024 and 2023 are summarized as follows:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used for) operating activities	$(30.6)	$15.4
Capital expenditures	(12.2)	(10.6)
Free cash flows	$(42.8)	$4.8

Critical Accounting Policies

The Company’s critical accounting policies have not materially changed since the 2023 Annual Report on Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2023 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk disclosures have not materially changed since the 2023 Annual Report on Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 23, 2024.

Item 5. Other Information

(c) During the three months ended March 31, 2024, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

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

Date: May 8, 2024	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Ryan M. Palmer
Ryan M. Palmer
Vice President, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)