Form 10-Q
period 2024-06-30
MANITOWOC CO INC
filed 2024-08-08
CIK 61986

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024, the registrant had 35,116,857 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

($ in millions, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$562.1	$602.8	$1,057.2	$1,111.1
Cost of sales	462.4	479.8	865.0	881.8
Gross profit	99.7	123.0	192.2	229.3
Operating costs and expenses:
Engineering, selling and administrative expenses	83.7	87.6	159.7	162.7
Amortization of intangible assets	0.8	0.7	1.5	1.7
Restructuring expense	2.3	0.3	2.9	0.3
Total operating costs and expenses	86.8	88.6	164.1	164.7
Operating income	12.9	34.4	28.1	64.6
Other income (expense):
Interest expense	(9.6)	(9.0)	(18.8)	(17.1)
Amortization of deferred financing fees	(0.4)	(0.4)	(0.7)	(0.7)
Other income (expense) - net	0.3	(10.0)	1.0	(11.1)
Total other expense	(9.7)	(19.4)	(18.5)	(28.9)
Income before income taxes	3.2	15.0	9.6	35.7
Provision (benefit) for income taxes	1.6	(5.2)	3.5	(1.0)
Net income	$1.6	$20.2	$6.1	$36.7

Per Share Data and Share Amounts:
Basic net income per common share	$0.05	$0.58	$0.17	$1.05

Diluted net income per common share	$0.04	$0.57	$0.17	$1.03

Weighted average shares outstanding - basic	35,368,492	35,084,580	35,316,971	35,102,924
Weighted average shares outstanding - diluted	35,738,322	35,650,143	35,899,481	35,766,952

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$1.6	$20.2	$6.1	$36.7
Other comprehensive income (loss), net of income tax
Unrealized loss on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(0.3)	(2.5)	(1.9)	(5.8)
Employee pension and postretirement benefit income (expense), net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	—	(0.9)	0.1	(1.9)
Foreign currency translation adjustments, net of income tax benefit of $0.3, $0.7, $0.9, and $0.9, respectively	(1.3)	9.5	(12.3)	13.7
Total other comprehensive income (loss), net of income tax	(1.6)	6.1	(14.1)	6.0
Comprehensive income (loss)	$—	$26.3	$(8.0)	$42.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2024 and December 31, 2023

(Unaudited)

($ in millions, except per share amounts)

	June 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$38.1	$34.4
Accounts receivable, less allowances of $5.6 and $6.1, respectively	257.3	278.8
Inventories - net	759.4	666.5
Notes receivable — net	4.7	6.7
Other current assets	33.0	46.6
Total current assets	1,092.5	1,033.0
Property, plant and equipment — net	355.5	366.1
Operating lease right-of-use assets	56.1	59.7
Goodwill	78.9	79.6
Intangible assets — net	122.1	125.6
Other non-current assets	42.8	42.7
Total assets	$1,747.9	$1,706.7
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$481.8	$457.4
Customer advances	17.8	19.2
Short-term borrowings and current portion of long-term debt	21.4	13.4
Product warranties	38.5	47.1
Other liabilities	19.1	26.2
Total current liabilities	578.6	563.3
Non-Current Liabilities:
Long-term debt	406.3	358.7
Operating lease liabilities	44.0	47.2
Deferred income taxes	7.4	7.5
Pension obligations	51.2	55.8
Postretirement health and other benefit obligations	5.3	5.6
Long-term deferred revenue	19.6	24.1
Other non-current liabilities	43.2	41.2
Total non-current liabilities	577.0	540.1
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,116,857 and 35,094,993 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	610.1	613.1
Accumulated other comprehensive loss	(100.5)	(86.4)
Retained earnings	149.6	143.5
Treasury stock, at cost (5,677,126 and 5,698,990 shares, respectively)	(67.3)	(67.3)
Total stockholders' equity	592.3	603.3
Total liabilities and stockholders' equity	$1,747.9	$1,706.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2024 and 2023

(Unaudited)

($ in millions)

	Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$6.1	$36.7
Adjustments to reconcile net income to cash used for operating activities:
Depreciation expense	29.3	28.1
Amortization of intangible assets	1.5	1.7
Stock-based compensation expense	5.6	5.4
Amortization of deferred financing fees	0.7	0.7
Gain (loss) on sale of property, plant and equipment	0.3	(0.2)
Deferred income tax benefit	—	(14.0)
Loss on foreign currency translation adjustments	—	9.3
Changes in operating assets and liabilities
Accounts receivable	16.9	(7.1)
Inventories	(104.2)	(107.4)
Notes receivable	2.1	3.9
Other assets	10.0	7.9
Accounts payable	32.3	19.5
Accrued expenses and other liabilities	(20.2)	12.4
Net cash used for operating activities	(19.6)	(3.1)
Cash Flows from Investing Activities:
Capital expenditures	(25.1)	(36.3)
Proceeds from sale of property, plant and equipment	3.5	5.1
Net cash used for investing activities	(21.6)	(31.2)
Cash Flows from Financing Activities:
Proceeds from revolving credit facility - net	37.5	12.0
Payments on revolving credit facility	—	(10.0)
Proceeds from revolving credit facility	10.0	—
Proceeds from (payments on) other debt - net	10.1	(1.2)
Exercises of stock options	—	0.3
Common stock repurchases	(5.7)	(5.5)
Other financing activities	(6.2)	—
Net cash provided by (used for) financing activities	45.7	(4.4)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.2
Net decrease in cash and cash equivalents	3.7	(38.5)
Cash and cash equivalents at beginning of period	34.4	64.4
Cash and cash equivalents at end of period	$38.1	$25.9
Supplemental Cash Flow Information
Interest paid	$18.2	$17.0
Income taxes paid	3.9	3.6

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and six months ended June 30, 2024 and 2023

(Unaudited)

($ in millions, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$608.5	$605.8	$613.1	$606.7
Stock compensation plans	(0.3)	(0.3)	(8.6)	(4.3)
Stock-based compensation expense	1.9	2.3	5.6	5.4
Balance at end of period	$610.1	$607.8	$610.1	$607.8
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(98.9)	$(108.0)	$(86.4)	$(107.9)
Other comprehensive income (loss)	(1.6)	6.1	(14.1)	6.0
Balance at end of period	$(100.5)	$(101.9)	$(100.5)	$(101.9)
Retained Earnings
Balance at beginning of period	$148.0	$120.8	$143.5	$104.3
Net income	1.6	20.2	6.1	36.7
Balance at end of period	$149.6	$141.0	$149.6	$141.0
Treasury Stock
Balance at beginning of period	$(62.0)	$(66.2)	$(67.3)	$(65.7)
Stock compensation plans	0.4	0.3	5.7	3.3
Common stock repurchases	(5.7)	(2.0)	(5.7)	(5.5)
Balance at end of period	$(67.3)	$(67.9)	$(67.3)	$(67.9)
Total stockholders' equity	$592.3	$579.4	$592.3	$579.4

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2024 and 2023

1. Accounting Policies and Basis of Presentation

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 2024 and 2023, the cash flows for the same six month periods and the financial positions as of June 30, 2024 and December 31, 2023, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The audited balance sheet as of December 31, 2023 was derived from the audited annual financial statements. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2023. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All amounts, except per share data and per share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

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

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU enhance the transparency and decision usefulness of income tax disclosures. The standard is effective for annual periods beginning after December 15, 2024, and for interim periods within fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

3. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$20.3	$24.0	$19.2	$21.9
Cash received in advance of satisfying performance obligations	24.4	38.0	63.5	72.4
Revenue recognized	(26.7)	(41.9)	(64.4)	(74.3)
Currency translation	(0.2)	0.1	(0.5)	0.2
Balance at end of period	$17.8	$20.2	$17.8	$20.2

Disaggregation of the Company’s revenue sources are disclosed in Note 16, “Segments.”

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) and The Manitowoc Company, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") that were accounted for at fair value as of June 30, 2024 and December 31, 2023.

	Fair Value as of June 30, 2024
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
Deferred Compensation Plan - Program B	$8.8	$—	$—	$8.8	Other non-current assets

Current Liabilities:
FX Forward Contracts	$—	$0.9	$—	$0.9	Accounts payable and accrued expenses

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$1.6	$—	$1.6	Other current assets
Deferred Compensation Plan - Program B	8.1	—	—	8.1	Other non-current assets
Total current assets at fair value	$8.1	$1.6	$—	$9.7

Current Liabilities:
FX Forward Contracts	$—	$0.6	$—	$0.6	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on April 1, 2026, with an annual coupon rate of 9.000% (the “2026 Notes”), was approximately $300.2 million as of June 30, 2024. See Note 10, “Debt,” for a description of the 2026 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2026 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of June 30, 2024 and December 31, 2023, due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) ("AOCI"). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the three and six months ended June 30, 2024 and 2023.

The Company had FX Forward Contracts with aggregate notional amounts of $107.8 million and $140.1 million in U.S. dollar equivalent as of June 30, 2024 and December 31, 2023, respectively. The aggregate notional amount outstanding as of June 30, 2024 is scheduled to mature within one year. The FX Forward Contracts are denominated in various foreign currencies. Net unrealized gains (losses), net of income tax, recorded in AOCI were $0.6 million of losses and $1.3 million of gains as of June 30, 2024 and December 31, 2023, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Recognized Location	2024	2023	2024	2023
Designated	Cost of sales	$(0.4)	$1.8	$(1.3)	$5.2
Non-designated	Other income (expense) - net	$0.9	$(2.9)	$2.3	$(5.2)

6. Inventories

The components of inventories as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
Raw materials	$189.5	$164.7
Work-in-process	157.4	111.3
Finished goods	412.5	390.5
Total inventories	$759.4	$666.5

7. Property, Plant, and Equipment

The components of property, plant, and equipment as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
Land	$14.6	$14.9
Building and improvements	198.9	201.5
Machinery, equipment, and tooling	323.0	318.4
Furniture and fixtures	13.3	13.8
Computer hardware and software	136.6	135.8
Rental cranes	202.6	201.9
Construction in progress	8.7	7.2
Total cost	897.7	893.5
Less accumulated depreciation	(542.2)	(527.4)
Property, plant, and equipment — net	$355.5	$366.1

Property, plant, and equipment is depreciated over the estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Additions to property, plant, and equipment included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 were $2.9 million and $7.0 million, respectively.

Assets Held for Sale

As of December 31, 2023, the Company had $3.0 million of property, plant, and equipment classified as assets held for sale in other current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2024, the Company had sold the property, plant, and equipment previously classified as assets held for sale.

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of June 30, 2024 is summarized as follows:

	Americas	MEAP	Consolidated
Balance as of December 31, 2023	$14.4	$65.2	$79.6
Foreign currency impact	—	(0.7)	(0.7)
Balance as of June 30, 2024	$14.4	$64.5	$78.9

The gross carrying amount, accumulated impairment and net book value of the Company's goodwill balances by reportable segment as of June 30, 2024 and December 31, 2023, are summarized as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas	$180.9	$(166.5)	$14.4	$180.9	$(166.5)	$14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	64.5	—	64.5	65.2	—	65.2
Total	$327.6	$(248.7)	$78.9	$328.3	$(248.7)	$79.6

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three and six months ended June 30, 2024.

The gross carrying amount, accumulated amortization, and net book value of the Company’s other intangible assets other than goodwill as of June 30, 2024 and December 31, 2023, are summarized as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$26.4	$(12.4)	$14.0	$26.5	$(11.6)	$14.9
Patents	28.7	(28.3)	0.4	29.2	(28.8)	0.4
Noncompetition agreements	4.2	(2.4)	1.8	4.2	(2.0)	2.2
Trademarks and tradenames	2.2	(1.2)	1.0	2.2	(1.0)	1.2
Other intangibles	0.6	(0.6)	—	0.7	(0.7)	—
Total	$62.1	$(44.9)	$17.2	$62.8	$(44.1)	$18.7
Indefinite lived intangible assets:
Trademarks and tradenames	$91.0	$—	$91.0	$92.6	$—	$92.6
Distribution network	13.9	—	13.9	14.3	—	14.3
Total	104.9	—	104.9	106.9	—	106.9
Total other intangible assets	$167.0	$(44.9)	$122.1	$169.7	$(44.1)	$125.6

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three and six months ended June 30, 2024.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event during the three and six months ended June 30, 2024.

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended June 30, 2024 and 2023 was $0.8 million and $0.7 million, respectively. Amortization expense for the six months ended June 30, 2024 and 2023 was $1.5 million and $1.7 million, respectively.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024	December 31, 2023
Trade accounts payable	$278.5	$254.7
Employee-related expenses	43.2	57.9
Accrued vacation	25.6	23.7
Miscellaneous accrued expenses	134.5	121.1
Total accounts payable and accrued expenses	$481.8	$457.4

10. Debt

Outstanding debt as of June 30, 2024 and December 31, 2023 is summarized as follows:

	June 30, 2024	December 31, 2023
Borrowings under senior secured asset based revolving credit facility	$107.5	$60.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	21.5	13.7
Deferred financing costs	(1.3)	(1.6)
Total debt	427.7	372.1
Short-term borrowings and current portion of long-term debt	(21.4)	(13.4)
Long-term debt	$406.3	$358.7

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

As of June 30, 2024 and December 31, 2023, the Company had borrowings on the ABL Revolving Credit Facility of $107.5 million and $60.0 million, respectively. As of June 30, 2024, the spreads for SOFR and prime rate borrowings were 1.25% and 0.25%, respectively, with excess availability of $164.1 million, which represents revolver borrowing capacity of $275.0 million less $107.5 million of borrowings outstanding and $3.4 million of U.S. letters of credit outstanding.

As of June 30, 2024, the Company had other indebtedness outstanding of $21.5 million that had a weighted-average interest rate of approximately 5.1%. This debt includes balances on local credit lines, overdraft facilities, and other financing arrangements.

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

As of June 30, 2024, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

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

For the three and six months ended June 30, 2024, cash proceeds from the factoring of accounts receivable qualifying as sales were $51.7 million and $87.7 million, respectively. For the three and six months ended June 30, 2023, cash proceeds from the factoring of accounts receivable qualifying as sales were $41.3 million and $82.7 million, respectively.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three and six months ended June 30, 2024 and 2023 were immaterial.

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

For the three months ended June 30, 2024, and 2023, the Company recorded a provision (benefit) for income taxes of $1.6 million and $(5.2) million, respectively. For the six months ended June 30, 2024, and 2023, the Company recorded a provision (benefit) for income taxes of $3.5 million and $(1.0) million, respectively. During the three and six months ended June 30,

2023, a discrete net tax benefit of $13.5 million was recorded, mainly attributable to the release of a valuation allowance. There were no material discrete items recorded for the three months ended June 30, 2024.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $9.2 million and $9.1 million as of June 30, 2024, and December 31, 2023, respectively.

13. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	35,368,492	35,084,580	35,316,971	35,102,924
Effect of dilutive securities - equity compensation awards	369,830	565,563	582,510	664,028
Diluted weighted average common shares outstanding	35,738,322	35,650,143	35,899,481	35,766,952

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 1,129,475 and 813,638 common shares were excluded from the diluted weighted average common shares outstanding for the three and six months ended June 30, 2024, respectively. Anti-dilutive equity instruments of 440,355 and 479,723 common shares were excluded from the diluted weighted average common shares outstanding for the three and six months ended June 30, 2023, respectively.

No cash dividends were declared or paid during the three and six months ended June 30, 2024 and 2023.

14. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of June 30, 2024, the Company has $29.3 million remaining under an authorization from the Board of Directors to purchase up to $35.0 million of the Company’s common stock at management’s discretion. During the three and six months ended June 30, 2024, the Company repurchased $5.7 million of common stock under this authorization. The Company’s share repurchase program purchases shares in the open market to offset stock-based awards issued in conjunction with the Company’s 2013 Omnibus Incentive Plan.

The Company’s operations in Russia were substantially curtailed during the year ended December 31, 2023. As a result, for the three and six months ended June 30, 2023, the Company released $9.3 million of non-cash foreign currency translation adjustments recorded in accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets to other income (expense) – net in the Condensed Consolidated Statement of Operations. The results of the Company’s Russian operations continue to be included in its consolidated results in accordance with ASC 810, “Consolidation."

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the three months ended June 30, 2024 and 2023 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of March 31, 2023	$2.1	$(16.3)	$(93.8)	$(108.0)
Other comprehensive income (loss) before reclassifications	(0.7)	(1.6)	0.2	(2.1)
Amounts reclassified from accumulated other comprehensive loss	(1.8)	0.7	9.3	8.2
Net other comprehensive income (loss)	(2.5)	(0.9)	9.5	6.1
Balance as of June 30, 2023	$(0.4)	$(17.2)	$(84.3)	$(101.9)

Balance as of March 31, 2024	$(0.3)	$(10.2)	$(88.4)	$(98.9)
Other comprehensive loss before reclassifications	(0.7)	—	(1.3)	(2.0)
Amounts reclassified from accumulated other comprehensive loss	0.4	—	—	0.4
Net other comprehensive loss	(0.3)	—	(1.3)	(1.6)
Balance as of June 30, 2024	$(0.6)	$(10.2)	$(89.7)	$(100.5)

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the six months ended June 30, 2024 and 2023 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2022	$5.4	$(15.3)	$(98.0)	$(107.9)
Other comprehensive income (loss) before reclassifications	(0.6)	(3.3)	4.4	0.5
Amounts reclassified from accumulated other comprehensive loss	(5.2)	1.4	9.3	5.5
Net other comprehensive income (loss)	(5.8)	(1.9)	13.7	6.0
Balance as of June 30, 2023	$(0.4)	$(17.2)	$(84.3)	$(101.9)

Balance as of December 31, 2023	$1.3	$(10.3)	$(77.4)	$(86.4)
Other comprehensive income (loss) before reclassifications	(3.2)	—	(12.3)	(15.5)
Amounts reclassified from accumulated other comprehensive loss	1.3	0.1	—	1.4
Net other comprehensive income (loss)	(1.9)	0.1	(12.3)	(14.1)
Balance as of June 30, 2024	$(0.6)	$(10.2)	$(89.7)	$(100.5)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$(0.4)	$1.8	$(1.3)	$5.2		Cost of sales
Total before income taxes	(0.4)	1.8	(1.3)	5.2
Provision for income taxes	—	—	—	—
Total, net of income taxes	$(0.4)	$1.8	$(1.3)	$5.2

Amortization of pension and postretirement items
Actuarial losses	$—	$(0.7)	$(0.1)	$(1.4)	(a)	Other income (expense) - net
Total before income taxes	—	(0.7)	(0.1)	(1.4)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$—	$(0.7)	$(0.1)	$(1.4)

Foreign currency translation
Losses on foreign currency translation	$—	$(9.3)	$—	$(9.3)		Other income (expense) - net
Total before income taxes	—	(9.3)	—	(9.3)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$—	$(9.3)	$—	$(9.3)

Total reclassifications for the period, net of income taxes	$(0.4)	$(8.2)	$(1.4)	$(5.5)

(a)
These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 19, “Employee Benefit Plans,” for additional information).

15. Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2024 is included in the Company’s 2023 Annual Report on Form 10-K. The total number of shares of the Company’s common stock available for awards under the Company’s 2013 Omnibus Incentive Plan is 7,477,395 shares. The total number of shares of the Company’s common stock available for issuance as of June 30, 2024 is 2,352,706 shares.

Stock-based compensation expense was $1.9 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively. Stock-based compensation was $5.6 million and $5.4 million for the six months ended June 30, 2024 and 2023, respectively. The Company reports stock-based compensation expense within engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 Omnibus Incentive Plan.

The Company granted 15,919 and 22,951 restricted stock units during the three months ended June 30, 2024 and 2023, respectively. The Company granted 458,938 and 500,283 restricted stock units, inclusive of 78,894 and 77,576 director awards, during the six months ended June 30, 2024 and 2023, respectively. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date and director awards vest immediately on the grant date.

No performance shares units were issued by the Company to employees during the three months ended June 30, 2024 and 2023, respectively. A total of 365,174 and 316,022 performance shares units were issued by the Company to employees during the six months ended June 30, 2024 and 2023, respectively. Performance share units vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year.

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

The CODM evaluates the performance of its reportable segments based on net sales and operating income. Segment net sales are recognized in the geographic region where the product is sold. Operating income for each segment includes net sales to third parties, cost of sales directly attributable to the segment, and operating expenses directly attributable to the segment. Manufacturing variances generated within each operating segment are maintained in each segment’s operating income. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as stock-based compensation expense, income taxes, nonrecurring charges and other separately managed general and administrative costs. The Company does not include intercompany sales between segments for management reporting purposes. The Company’s operating segments were identified as its reportable segments. The CODM does not evaluate performance of the reportable segments based on total assets.

The following table shows information by reportable segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Sales
Americas	$296.7	$319.4	$579.9	$583.8
EURAF	176.2	185.8	319.2	364.0
MEAP	89.2	97.6	158.1	163.3
Total	$562.1	$602.8	$1,057.2	$1,111.1
Segment Operating Income (Loss)
Americas	$23.9	$29.6	$53.4	$58.1
EURAF	(6.8)	6.4	(18.6)	10.0
MEAP	9.3	19.0	17.5	27.6
Total	$26.4	$55.0	$52.3	$95.7
Depreciation
Americas	$7.3	$7.4	$14.6	$14.6
EURAF	5.9	5.4	11.8	10.8
MEAP	0.7	0.6	1.5	1.2
Corporate	0.7	0.8	1.4	1.5
Total	$14.6	$14.2	$29.3	$28.1
Capital Expenditures
Americas	$6.8	$19.0	$11.0	$23.4
EURAF	5.0	7.2	12.2	11.9
MEAP	1.1	0.8	1.9	1.0
Corporate	—	—	—	—
Total	$12.9	$27.0	$25.1	$36.3

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Segment operating income	$26.4	$55.0	$52.3	$95.7
Unallocated corporate expenses	(13.5)	(20.6)	(24.2)	(31.0)
Unallocated restructuring expense	—	—	—	(0.1)
Total operating income	$12.9	$34.4	$28.1	$64.6

Net sales by geographic area for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$258.1	$270.9	$507.3	$484.7
Europe	171.9	178.0	310.1	352.4
Other	132.1	153.9	239.8	274.0
Total net sales	$562.1	$602.8	$1,057.2	$1,111.1

New machine and non-new machines sales for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
New machine sales	$414.8	$452.4	$764.7	$808.9
Non-new machine sales	147.3	150.4	292.5	302.2
Total net sales	$562.1	$602.8	$1,057.2	$1,111.1

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

As of June 30, 2024, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of June 30, 2024, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of June 30, 2024, current and long-term product liability reserves were $4.0 million and $5.6 million, respectively. As of December 31, 2023, current and long-term product liability reserves were $11.4 million and $5.1 million, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Condensed Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of June 30, 2024 and December 31, 2023, the Company had $0.5 million and $3.9 million, respectively, of estimated insurance recoveries included in other current assets in the Condensed Consolidated Balance Sheets.

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

As of June 30, 2024 and December 31, 2023, the Company had reserves of $48.2 million and $56.8 million, respectively, for warranty and other related claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 18, “Guarantees,” for further information.

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

Based on management's current assessment of the facts underlying these matters, the Company recorded an additional charge of $5.3 million for the three and six months ended June 30, 2024. The total recorded estimated liability in accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets was $41.4 million as of June 30, 2024 and $36.1 million as of December 31, 2023. Other than the foregoing, the Company is unable to provide further meaningful quantification as to the final resolution of these matters. However, the Company calculated the statutory maximum penalties under the Clean Air Act to be approximately $174.0 million. The Company believes it has strong legal and factual defenses and will vigorously defend any allegations of noncompliance and the factors that could apply in the assessment of any civil penalty. Final resolution of these matters may have a material impact on the Company’s financial condition, results of operations or cash flows.

18. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of June 30, 2024 and December 31, 2023 was $28.5 million and $32.2 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of June 30, 2024 and December 31, 2023 was $39.2 million and $43.4 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $15.9 million and $13.0 million as of June 30, 2024 and December 31, 2023, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. In addition, the Company may incur other warranty related costs outside of its standard warranty period. Costs for other warranty-related work are recorded in the period a loss is probable and can be reasonably estimated. Below is a table summarizing the warranty and other warranty related work for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$52.6	$56.4	$56.8	$58.0
Adjustments to accruals for warranties	3.8	4.4	9.1	11.0
Settlements made (in cash or in kind) during the period	(8.1)	(7.1)	(16.9)	(15.6)
Currency translation	(0.1)	—	(0.8)	0.3
Balance at end of period	$48.2	$53.7	$48.2	$53.7

The long-term portion of the warranty liability is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The revenue deferred related to extended warranty periods included in other current and non-current liabilities as of June 30, 2024 and December 31, 2023 was $9.6 million and $6.1 million, respectively.

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

The components of net periodic benefit cost (income) for the three and six months ended June 30, 2024 and 2023 are summarized as follows:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.4	$—	$—	$0.3	$—
Interest cost of projected benefit obligations	1.3	0.6	0.1	1.4	0.6	0.1
Expected return on plan assets	(1.0)	(0.4)	—	(0.9)	(0.4)	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of actuarial net (gain) loss	0.4	0.1	(0.5)	0.6	0.4	(0.3)
Net periodic benefit cost (income)	$0.7	$0.7	$(0.4)	$1.1	$0.9	$(0.2)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.7	$—	$—	$0.6	$—
Interest cost of projected benefit obligations	2.6	1.3	0.2	2.8	1.3	0.2
Expected return on plan assets	(2.0)	(0.8)	—	(1.9)	(0.8)	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of actuarial net (gain) loss	0.9	0.1	(0.9)	1.2	0.8	(0.6)
Net periodic benefit cost (income)	$1.5	$1.3	$(0.7)	$2.1	$1.9	$(0.4)

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

Current Events

Supply Chain and Logistics Constraints

The Company continues to actively monitor global supply chain and logistics constraints which had a negative impact on the Company’s ability to timely source parts, complete and ship units, and service cranes for the three and six months ended June 30, 2024. While the Company has experienced some relief of the supply chain and logistics constraints in certain regions, the ongoing crisis in the Red Sea has caused logistic constraints and further disruptions for certain key components. The Company continues to actively monitor and manage supply chain constraints through alternative sourcing of parts and adapting production to limit waste and inefficiencies in the facilities. Continuing or worsening supply chain and logistics constraints may have a material adverse impact on the Company’s financial condition, results of operations, or cash flows.

Results of Operations For The Three and Six Months Ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
Orders	$428.4	$550.5	(22.2)%	$982.5	$1,075.3	(8.6)%
Backlog	836.3	1,024.6	(18.4)%	836.3	1,024.6	(18.4)%
Net sales	562.1	602.8	(6.8)%	1,057.2	1,111.1	(4.9)%
Gross profit	99.7	123.0	(18.9)%	192.2	229.3	(16.2)%
Gross profit %	17.7%	20.4%		18.2%	20.6%
Engineering, selling and administrative expenses	83.7	87.6	(4.5)%	159.7	162.7	(1.8)%
Interest expense	9.6	9.0	6.7%	18.8	17.1	9.9%
Other income (expense) - net	0.3	(10.0)	*	1.0	(11.1)	*
Provision (benefit) for income taxes	1.6	(5.2)	*	3.5	(1.0)	*
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

Orders for the three months ended June 30, 2024 decreased 22.2% to $428.4 million from $550.5 million for the same period in 2023. The decrease was primarily attributable to lower demand in the Americas and EURAF. The lower demand in EURAF was mainly in the Company’s tower crane product offering. Demand was impacted by higher interest rates and economic uncertainties. Orders were unfavorably impacted by $2.0 million from changes in foreign currency exchange rates.

Orders for the six months ended June 30, 2024 decreased 8.6% to $982.5 million from $1,075.3 million for the same period in 2023. The decrease was primarily attributable to lower demand in the Americas and EURAF. The lower demand in EURAF was mainly in the Company’s tower crane product offering. Demand was impacted by higher interest rates and economic uncertainties.

As of June 30, 2024, total backlog was $836.3 million, an 8.8% decrease from the December 31, 2023 backlog of $917.2 million, and a 18.4% decrease from the June 30, 2023 backlog of $1,024.6 million. The decrease in backlog from December 31, 2023, was primarily attributable to lower demand during the year. Backlog was unfavorably impacted from changes in foreign currency exchange rates by $8.0 million and $4.4 million from December 31, 2023 and June 30, 2023, respectively.

Net Sales

Consolidated net sales for the three months ended June 30, 2024 decreased 6.8% to $562.1 million from $602.8 million in the same period in 2023. The decrease was primarily attributable to a lower number of crane shipments in the EURAF segment, primarily in the Company’s tower crane product offering, and unfavorable product mix in the Americas segment. In addition, part shortages, logistic constraints and commercial issues impacted the Company’s ability to manufacture and ship products during the period. Non-new machine sales for the three months ended June 30, 2024 declined $3.1 million when compared to the same period for 2023, primarily due to lower aftermarket part shipments. Net sales were unfavorably impacted by $2.7 million from changes in foreign currency exchange rates.

Consolidated net sales for the six months ended June 30, 2024 decreased 4.9% to $1,057.2 million from $1,111.1 million for the same period in 2023. The decrease was primarily attributable to a lower number of crane shipments in the EURAF segment, primarily in the Company’s tower crane product offering. In addition, part shortages, logistic constraints and commercial issues impacted the Company’s ability to manufacture and ship products during the period. Non-new machine sales for the six months ended June 30, 2024 declined $9.7 million when compared to the same period for 2023, primarily due to lower aftermarket parts and used crane shipments. Net sales were unfavorably impacted by $0.3 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended June 30, 2024 was $99.7 million, a decrease of $23.3 million as compared to $123.0 million for the same period in 2023. The decrease was primarily attributable to the lower net sales, unfavorable product mix, and lower absorbed costs due to lower manufacturing volume in the EURAF segment. Gross profit was unfavorably impacted by $0.3 million from changes in foreign currency exchange rates.

Gross profit percentage decreased in the three months ended June 30, 2024 to 17.7% from 20.4% for the same period in 2023 primarily due to unfavorable product mix and lower absorbed costs due to lower manufacturing volume in the EURAF segment.

Gross profit for the six months ended June 30, 2024 was $192.2 million, a decrease of $37.1 million as compared to $229.3 million for the same period in 2023. The decrease was primarily attributable to the lower net sales, unfavorable product mix, and lower absorbed costs due to lower manufacturing volume in the EURAF segment.

Gross profit percentage decreased during the six months ended June 30, 2024 to 18.2% from 20.6% for the same period in 2023 primarily due to unfavorable product mix and lower absorbed costs due to lower manufacturing volume in the EURAF segment.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses decreased 4.5% to $83.7 million for the three months ended June 30, 2024 as compared to $87.6 million for the same period in 2023. The decrease was primarily attributable to a $10.8 million charge related to a legal matter with the U.S. EPA in the prior year, compared to a $5.3 million charge in the current year. This was partially offset by higher trade show costs related to the Company’s Crane Days event. Engineering, selling, and administrative expenses were favorably impacted by $0.4 million from changes in foreign currency exchange rates.

Engineering, selling and administrative expenses decreased 1.8% to $159.7 million for the six months ended June 30, 2024 as compared to $162.7 million for the same period in 2023. The decrease was primarily attributable to a $10.8 million charge related to a legal matter with the U.S. EPA in the prior year, compared to a $5.3 million charge in the current year. This was partially offset by higher trade show costs related to the Company’s Crane Days event.

Interest Expense

Interest expense for the three months ended June 30, 2024 was $9.6 million as compared to $9.0 million for the same period in 2023. Interest expense increased year-over-year primarily due to higher average debt during the period and higher interest rates on borrowings from the Company's ABL revolving credit facility. See further detail at Note 10, “Debt” to the Condensed Consolidated Financial Statements.

Interest expense for the six months ended June 30, 2024 was $18.8 million as compared to $17.1 million for the same period in 2023. Interest expense increased year-over-year primarily due to higher average debt during the period and higher interest rates on borrowings from the Company's ABL revolving credit facility. See further detail at Note 10, “Debt” to the Condensed Consolidated Financial Statements.

Other Income (Expense) - Net

Other income (expense) - net was $0.3 million during the three months ended June 30, 2024 and $(10.0) million for the same period in 2023. Other income (expense) – net during the three months ended June 30, 2024 was primarily composed of $0.7 million of currency gain, partially offset by $0.7 million of pension related costs. Other income (expense) – net during the three months ended June 30, 2023 was primarily composed of a $9.3 million non-cash write-off of foreign currency translation adjustments related to the curtailment of operations in Russia and $1.5 million of pension benefit and postretirement health costs. This was partially offset by $1.4 million of net foreign currency gains and a $0.2 million gain on disposal of property, plant and equipment.

Other income (expense) - net was $1.0 million during the six months ended June 30, 2024 and $(11.1) million for the same period in 2023. Other income (expense) - net during the six months ended June 30, 2024 was primarily composed of $1.8 million of currency gain. This was partially offset by $1.5 million of pension related costs. Other income (expense) – net during the six months ended June 30, 2023 was primarily composed of a $9.3 million non-cash write-off of foreign currency translation adjustments related to the curtailment of operations in Russia and $3.1 million of pension benefit and postretirement health costs. This was partially offset by $1.8 million of net foreign currency gains and a $0.2 million gain on disposal of property, plant and equipment.

Provision (Benefit) for Income Taxes

For the three months ended June 30, 2024, and 2023, the Company recorded a provision (benefit) for income taxes of $1.6 million and $(5.2) million, respectively. For the six months ended June 30, 2024, and 2023, the Company recorded a provision (benefit) for income taxes of $3.5 million and a provision (benefit) for income taxes of $(1.0) million, respectively. During the three and six months ended June 30, 2023, a discrete net tax benefit of $13.5 million was recorded, mainly attributable to the release of a valuation allowance. There were no material discrete items recorded for the three and six months ended June 30, 2024. The increase in the Company’s tax provision (benefit) for the three and six months ended June 30, 2024, relative to the prior year primarily relates to a decrease in the discrete tax benefit recorded year over year. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates and losses in jurisdictions where no tax benefit can be realized.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company has three reportable segments: the Americas segment, EURAF segment and MEAP segment. Further information regarding the Company’s reportable segments can be found in Note 16, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Dollar Change	Percentage Change	2024	2023	Dollar Change	Percentage Change
Net Sales
Americas	$296.7	$319.4	$(22.7)	(7.1)%	$579.9	$583.8	$(3.9)	(0.7)%
EURAF	176.2	185.8	(9.6)	(5.2)%	319.2	364.0	(44.8)	(12.3)%
MEAP	89.2	97.6	(8.4)	(8.6)%	158.1	163.3	(5.2)	(3.2)%

Segment Operating Income (Loss)
Americas	$23.9	$29.6	$(5.7)	(19.3)%	$53.4	$58.1	$(4.7)	(8.1)%
EURAF	(6.8)	6.4	(13.2)	*	(18.6)	10.0	(28.6)	*
MEAP	9.3	19.0	(9.7)	(51.1)%	17.5	27.6	(10.1)	(36.6)%
*Measure not meaningful

Americas

Americas segment net sales decreased 7.1% for the three months ended June 30, 2024 to $296.7 million from $319.4 million for the same period in 2023. The decrease was primarily attributable to unfavorable product mix. In addition, part shortages, logistic constraints and commercial issues impacted the Company’s ability to manufacture and ship products during the period. Non-new machine sales for the three months ended June 30, 2024 declined $3.4 million when compared to the same period in 2023, primarily due to lower aftermarket parts and used crane shipments.

Americas segment operating income decreased $5.7 million for the three months ended June 30, 2024 to $23.9 million from $29.6 million for the same period in 2023. The decrease was primarily attributable to lower net sales and higher trade show costs recorded in engineering, selling and administrative expenses.

Americas segment net sales for the six months ended June 30, 2024 was $579.9 million as compared to the $583.8 million for the same period in 2023. Non-new machine sales for the six months ended June 30, 2024 declined $2.8 million when compared to the same period in 2023, primarily due to lower aftermarket parts and used crane shipments.

Americas segment operating income decreased $4.7 million for the six months ended June 30, 2024 to $53.4 million from $58.1 million for the same period in 2023. The decrease was primarily attributable to lower net sales and higher costs in engineering, selling and administrative expenses.

EURAF

EURAF segment net sales decreased 5.2% for the three months ended June 30, 2024 to $176.2 million from $185.8 million for the same period in 2023. The decrease was primarily attributable to a lower number of crane shipments, primarily in the Company’s tower crane product offering. This was partially offset by a higher number of crane shipments in the Company’s mobile product offering. Non-new machine sales for the three months ended June 30, 2024 increased $0.5 million when compared to the same period in 2023, primarily due to an increase in rental utilization and higher used crane shipments. This was partially offset by lower aftermarket part shipments. Segment net sales was unfavorably impacted by $1.6 million from changes in foreign currency exchange rates.

EURAF segment operating loss increased $13.2 million for the three months ended June 30, 2024 to $6.8 million from operating income of $6.4 million for the same period in 2023. The increase in the operating loss was primarily attributable to the lower net sales and lower absorbed costs due to lower manufacturing volume. Segment operating loss was favorably impacted by $0.1 million from changes in foreign currency exchange rates.

EURAF segment net sales decreased 12.3% for the six months ended June 30, 2024 to $319.2 million from $364.0 million for the same period in 2023. The decrease was primarily attributable to a lower number of crane shipments, primarily in the Company’s tower crane product offering. This was partially offset by a higher number of crane shipments in the Company’s mobile product offering. Non-new machine sales for the six months ended June 30, 2024 declined $9.0 million when compared to the same period in 2023, primarily due to lower aftermarket parts and used crane shipments. Segment net sales was favorably impacted by $0.6 million from changes in foreign currency exchange rates.

EURAF segment operating loss increased $28.6 million for the six months ended June 30, 2024 to $18.6 million from operating income of $10.0 million for the same period in 2023. The increase in the operating loss was primarily attributable to the lower net sales and lower absorbed costs due to lower manufacturing volume.

MEAP

MEAP segment net sales decreased 8.6% for the three months ended June 30, 2024 to $89.2 million from $97.6 million for the same period in 2023. The decrease was primarily attributable to lower crane shipments. Non-new machine sales for the three months ended June 30, 2024 was flat when compared to the same period. Segment net sales was unfavorably impacted by $1.2 million from changes in foreign currency exchange rates.

MEAP segment operating income decreased $9.7 million for the three months ended June 30, 2024 to $9.3 million from $19.0 million for the same period in 2023. The decrease was primarily attributable to the lower net sales, higher manufacturing costs, and price attrition. Segment operating income was unfavorably impacted by $0.1 million from changes in foreign currency exchange rates.

MEAP segment net sales decreased 3.2% for the six months ended June 30, 2024 to $158.1 million from $163.3 million for the same period in 2023. The decrease was primarily attributable to a lower number of crane shipments. Non-new machine sales for the six months ended June 30, 2024 increased $2.1 million when compared to the same period in 2023, primarily due to higher used crane shipments, partially offset by lower aftermarket part shipments. Segment net sales was unfavorably impacted by $1.4 million from changes in foreign currency exchange rates.

MEAP segment operating income decreased $10.1 million for the six months ended June 30, 2024 to $17.5 million from $27.6 million for the same period in 2023. The decrease was primarily attributable to the lower net sales, higher manufacturing costs, and price attrition.

Financial Condition

Cash Flows

A summary of cash flows for the six months ended June 30, 2024 and 2023 are as follows:

	Six Months Ended June 30,
	2024	2023	Dollar Change
Net cash used for operating activities	$(19.6)	$(3.1)	$(16.5)
Net cash used for investing activities	(21.6)	(31.2)	9.6
Net cash provided by (used for) financing activities	45.7	(4.4)	50.1
Cash and cash equivalents	38.1	25.9	12.2

Cash Flows From Operating Activities

Cash flows used for operating activities of $19.6 million for the six months ended June 30, 2024 increased $16.5 million from $3.1 million for the same period in 2023. The increase in net cash used for operating activities was primarily due to lower net income adjusted for non-cash items.

Cash Flows From Investing Activities

Net cash used for investing activities of $21.6 million for the six months ended June 30, 2024 decreased $9.6 million from $31.2 million for the same period in 2023. The decrease in net cash used for investing activities was primarily due to $11.2 million of lower capital expenditures. This was partially offset by $1.6 million of lower proceeds from the sale of property, plant and equipment.

Cash Flows From Financing Activities

Net cash provided by financing activities of $45.7 million for the six months ended June 30, 2024 increased $50.1 million from net cash used for financing activities of $4.4 million for the same period in 2023. The increase in net cash provided by financing activities was primarily due to $35.5 million of additional proceeds from the revolving credit facility when compared to the prior year, $10.1 million of proceeds from other debt – net compared to $1.2 million of payments in the prior year, and $10.0 million of payments on the revolving credit facility in the prior year compared to zero in the current year. This was partially offset by $6.2 million of payments for other financing activities.

Liquidity and Capital Resources

The Company’s liquidity position as of June 30, 2024, December 31, 2023 and June 30, 2023 is summarized as follows:

	June 30, 2024	December 31, 2023	June 30, 2023
Cash and cash equivalents	$38.1	$34.4	$25.9
Revolver borrowing capacity	275.0	275.0	275.0
Other debt availability	43.8	45.2	43.4
Less: Borrowings on revolver	(107.5)	(60.0)	(82.0)
Less: Borrowings on other debt	(20.3)	(11.2)	(4.2)
Less: Outstanding letters of credit	(3.4)	(3.4)	(3.2)
Total liquidity	$225.7	$280.0	$254.9

The Company believes its liquidity and expected cash flows from operations are sufficient to meet expected working capital, capital expenditure, and other general ongoing operational needs in the subsequent twelve months.

Cash Sources

The Company has historically relied primarily on cash flows from operations, borrowings under revolving credit facilities and overdraft facilities, issuances of notes, and other forms of debt financing as its sources of cash.

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

In addition to the ABL Revolving Credit Facility, the Company has access to committed and non-committed lines of credit to fund working capital in Europe and China. There are six lines of credit, of which five are denominated in Euros totaling €37.0 million and one denominated in Chinese Yuan for ¥30.0 million. Total U.S. dollar availability as of June 30, 2024 for the six lines of credit is $43.8 million, with $20.3 million outstanding.

Debt

Outstanding debt as of June 30, 2024 and December 31, 2023 is summarized as follows:

	June 30, 2024	December 31, 2023
Borrowings under senior secured asset based revolving credit facility	$107.5	$60.0
Senior secured second lien notes due 2026	300.0	300.0
Other debt	21.5	13.7
Deferred financing costs	(1.3)	(1.6)
Total debt	427.7	372.1
Short-term borrowings and current portion of long-term debt	(21.4)	(13.4)
Long-term debt	$406.3	$358.7

Both the ABL Revolving Credit Facility and 2026 Notes include customary covenants and events of default. Refer to Note 10, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of covenants for the ABL Revolving Credit Facility and 2026 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company seeks to opportunistically raise capital in the debt capital markets and bank credit markets.

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

Adjusted ROIC is determined by dividing adjusted net operating profit after tax (“Adjusted NOPAT”) for the trailing twelve-months ended by the five-quarter average of invested capital. Adjusted NOPAT is calculated for each quarter by taking operating income plus the addback of amortization of intangible assets, and the addback or subtraction of restructuring expenses, other non-recurring items – net, and provision for income taxes, which is determined using a 15% tax rate. Invested capital is defined as net total assets less cash and cash equivalents and income tax assets - net plus short-term and long-term debt. Income taxes are defined as income tax payables/receivables, net deferred tax assets/liabilities, and uncertain tax positions.

The Company’s Adjusted ROIC as of June 30, 2024 was 7.1%. Below is the calculation of Adjusted ROIC as of June 30, 2024.

	Three Months Ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	Trailing Twelve Months
Operating income	$12.9	$15.2	$9.8	$18.0	$55.9
Amortization of intangible assets	0.8	0.7	0.8	0.7	3.0
Restructuring expense	2.3	0.6	0.3	0.7	3.9
Other non-recurring items - net[1]	5.4	0.1	10.8	0.2	16.5
Adjusted operating income	21.4	16.6	21.7	19.6	79.3
Provision for income taxes	(3.2)	(2.5)	(3.3)	(2.9)	(11.9)
Adjusted NOPAT	$18.2	$14.1	$18.4	$16.7	$67.4

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	5-Quarter Average
Total assets	$1,747.9	$1,780.6	$1,706.7	$1,692.2	$1,701.1	$1,725.7
Total liabilities	(1,155.6)	(1,184.6)	(1,103.4)	(1,119.2)	(1,121.7)	(1,136.9)
Net total assets	592.3	596.0	603.3	573.0	579.4	588.8
Cash and cash equivalents	(38.1)	(31.5)	(34.4)	(40.0)	(25.9)	(34.0)
Short-term borrowings and current portion of long-term debt	21.4	42.5	13.4	30.3	6.7	22.9
Long-term debt	406.3	372.7	358.7	368.5	380.7	377.4
Income tax assets - net	(4.4)	(3.4)	(2.6)	(4.3)	(2.1)	(3.3)
Invested capital	$977.5	$976.3	$938.4	$927.5	$938.8	$951.7

Adjusted ROIC						7.1%

(1) Other non-recurring items - net for the three months ended June 30, 2024 relate to $5.3 million of costs associated with a legal matter with the U.S. EPA and $0.1 million of one-time costs. Other non-recurring items – net for the trailing twelve months relate to $15.7 million of costs associated with a legal matter with the U.S. EPA and $0.8 million of one-time costs. Refer to the Company’s previously filed Form 10-K and Form 10-Qs for a description of other non-recurring items - net for the three months ended March 31, 2024, December 31, 2023, and September 30, 2023.

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring expense, other (income) expense - net, and other non-recurring items. The reconciliation of net income to EBITDA, and further to adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 and trailing twelve months is summarized as follows.

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve
	2024	2023	2024	2023	Months
Net income	$1.6	$20.2	$6.1	$36.7	$8.6
Interest expense and amortization of deferred financing fees	10.0	9.4	19.5	17.8	36.9
Provision (benefit) for income taxes	1.6	(5.2)	3.5	(1.0)	9.5
Depreciation expense	14.6	14.2	29.3	28.1	57.8
Amortization of intangible assets	0.8	0.7	1.5	1.7	3.0
EBITDA	28.6	39.3	59.9	83.3	115.8
Restructuring expense	2.3	0.3	2.9	0.3	3.9
Other non-recurring items - net (1)	5.4	10.8	5.5	10.8	16.5
Other (income) expense - net (2)	(0.3)	10.0	(1.0)	11.1	0.9
Adjusted EBITDA	$36.0	$60.4	$67.3	$105.5	$137.1

Adjusted EBITDA margin percentage	6.4%	10.0%	6.4%	9.5%	6.3%
(1)
Other non-recurring items - net for the three months ended June 30, 2024 relate to $5.3 million of costs associated with a legal matter with the U.S. EPA and $0.1 million of one-time costs. Other non-recurring items - net for the six months ended June 30, 2024 relate to $5.3 million of costs associated with a legal matter with the U.S. EPA and $0.2 million of one-time costs. Other non-recurring items - net for the three and six months ended June 30, 2023 relate to $10.8 million of costs associated with a legal matter with the U.S. EPA. Other non-recurring items – net for the trailing twelve months relate to $15.7 million of costs associated with a legal matter with the U.S. EPA and $0.8 million of one-time costs.
(2)
Other (income) expense - net includes net foreign currency gains (losses), other components of net periodic pension costs, and other items in the three and trailing twelve months ended June 30, 2024 and the three months ended June 30, 2023. Other expense – net for the three and six months ended June 30, 2023 includes a $9.3 million write-off of non-cash foreign currency translation adjustments from the curtailment of operations in Russia.

Free Cash Flows

Free cash flows is defined as net cash used for operating activities less cash outflow from investment in capital expenditures. The reconciliation of net cash used for operating activities to free cash flows for the six months ended June 30, 2024 and 2023 is summarized as follows.

	Six Months Ended June 30,
	2024	2023
Net cash used for operating activities	$(19.6)	$(3.1)
Capital expenditures	(25.1)	(36.3)
Free cash flows	$(44.7)	$(39.4)

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since the 2023 Annual Report on Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2023 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

As of June 30, 2024, the Company has $29.3 million remaining under an authorization from the Board of Directors to purchase up to $35.0 million of the Company’s common stock at management’s discretion. The Company's share repurchases program purchases shares in the open market to offset stock-based awards issued in conjunction with the Company's 2013 Omnibus Incentive Plan.

The Company's purchases of equity securities in the second quarter of 2024 are summarized as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value (in millions) of Shares That May Yet Be Purchased Under the Program
April 2024	—	$—	—	$35.0
May 2024	400,510	$12.43	400,510	$30.0
June 2024	55,432	$11.96	55,432	$29.3
Total	455,942		455,942

Shares withheld to satisfy statutory tax withholding requirements related to the vesting of stock-based awards are not issued or considered share repurchases under the Company's share repurchase program and, therefore, are excluded from the table above.

Item 5. Other Information

(c) During the three months ended June 30, 2024, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

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

Date: August 8, 2024	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ryan M. Palmer
Ryan M. Palmer
Vice President, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)