Form 10-Q
period 2024-09-30
MANITOWOC CO INC
filed 2024-10-31
CIK 61986

os

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, the registrant had 35,126,894 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

($ in millions, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$524.8	$520.9	$1,582.0	$1,632.0
Cost of sales	437.2	424.1	1,302.2	1,305.9
Gross profit	87.6	96.8	279.8	326.1
Operating costs and expenses:
Engineering, selling and administrative expenses	78.9	77.4	238.6	240.1
Amortization of intangible assets	0.7	0.7	2.2	2.4
Restructuring expense	0.5	0.7	3.4	1.0
Total operating costs and expenses	80.1	78.8	244.2	243.5
Operating income	7.5	18.0	35.6	82.6
Other income (expense):
Interest expense	(9.6)	(8.4)	(28.4)	(25.5)
Amortization of deferred financing fees	(0.3)	(0.3)	(1.0)	(1.0)
Other income (expense) - net	(4.9)	1.1	(3.9)	(10.0)
Total other expense	(14.8)	(7.6)	(33.3)	(36.5)
Income (loss) before income taxes	(7.3)	10.4	2.3	46.1
Provision (benefit) for income taxes	(0.3)	—	3.2	(1.0)
Net income (loss)	$(7.0)	$10.4	$(0.9)	$47.1

Per Share Data and Share Amounts:
Basic net income (loss) per common share	$(0.20)	$0.30	$(0.03)	$1.34

Diluted net income (loss) per common share	$(0.20)	$0.29	$(0.03)	$1.31

Weighted average shares outstanding - basic	35,123,015	35,080,037	35,251,847	35,095,211
Weighted average shares outstanding - diluted	35,123,015	35,787,704	35,251,847	35,836,672

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(7.0)	$10.4	$(0.9)	$47.1
Other comprehensive income (loss), net of income tax
Unrealized gain (loss) on derivatives, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	1.4	(4.6)	(0.5)	(10.4)
Employee pension and postretirement benefit expense, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(0.5)	(0.3)	(0.4)	(2.2)
Foreign currency translation adjustments, net of income tax benefit (provision) of $0.0, ($0.2), $0.9, and $0.7, respectively	19.0	(14.1)	6.7	(0.4)
Total other comprehensive income (loss), net of income tax	19.9	(19.0)	5.8	(13.0)
Comprehensive income (loss)	$12.9	$(8.6)	$4.9	$34.1

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2024 and December 31, 2023

(Unaudited)

($ in millions, except per share amounts)

	September 30, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$22.9	$34.4
Accounts receivable, less allowances of $6.0 and $6.1, respectively	272.6	278.8
Inventories - net	769.9	666.5
Other current assets	38.6	53.3
Total current assets	1,104.0	1,033.0
Property, plant and equipment — net	366.0	366.1
Operating lease right-of-use assets	57.4	59.7
Goodwill	80.0	79.6
Intangible assets — net	123.8	125.6
Other non-current assets	45.5	42.7
Total assets	$1,776.7	$1,706.7
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$445.6	$457.4
Customer advances	17.6	19.2
Short-term borrowings and current portion of long-term debt	40.5	13.4
Product warranties	38.5	47.1
Other liabilities	18.9	26.2
Total current liabilities	561.1	563.3
Non-Current Liabilities:
Long-term debt	426.7	358.7
Operating lease liabilities	44.5	47.2
Deferred income taxes	7.6	7.5
Pension obligations	51.6	55.8
Postretirement health and other benefit obligations	5.3	5.6
Long-term deferred revenue	21.0	24.1
Other non-current liabilities	51.3	41.2
Total non-current liabilities	608.0	540.1
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,126,894 and 35,094,993 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	612.4	613.1
Accumulated other comprehensive loss	(80.6)	(86.4)
Retained earnings	142.6	143.5
Treasury stock, at cost (5,667,089 and 5,698,990 shares, respectively)	(67.2)	(67.3)
Total stockholders' equity	607.6	603.3
Total liabilities and stockholders' equity	$1,776.7	$1,706.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2024 and 2023

(Unaudited)

($ in millions)

	Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(0.9)	$47.1
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation expense	44.2	41.8
Amortization of intangible assets	2.2	2.4
Stock-based compensation expense	8.0	7.8
Amortization of deferred financing fees	1.0	1.0
Loss on debt extinguishment	1.1	—
Gain on sale of property, plant and equipment	(0.1)	—
Deferred income tax benefit	—	(14.0)
Loss on foreign currency translation adjustments	—	9.3
Changes in operating assets and liabilities
Accounts receivable	5.9	11.5
Inventories	(103.2)	(114.3)
Notes receivable	3.1	5.8
Other assets	11.2	5.2
Accounts payable	(0.6)	(14.9)
Accrued expenses and other liabilities	(35.1)	34.5
Net cash provided by (used for) operating activities	(63.2)	23.2
Cash Flows from Investing Activities:
Capital expenditures	(34.4)	(59.9)
Proceeds from sale of property, plant and equipment	5.3	5.3
Net cash used for investing activities	(29.1)	(54.6)
Cash Flows from Financing Activities:
Payments on revolving credit facility	—	(10.0)
Proceeds from revolving credit facility	67.4	—
Payments on long-term debt	300.0	—
Proceeds from long-term debt	(300.0)	—
Proceeds from other debt - net	32.2	22.6
Debt issuance costs	(6.2)	—
Exercises of stock options	—	0.3
Common stock repurchases	(5.7)	(5.5)
Other financing activities	(6.7)	—
Net cash provided by financing activities	81.0	7.4
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.4)
Net decrease in cash and cash equivalents	(11.5)	(24.4)
Cash and cash equivalents at beginning of period	34.4	64.4
Cash and cash equivalents at end of period	$22.9	$40.0
Supplemental Cash Flow Information
Interest paid	$38.6	$19.4
Income taxes paid	7.7	6.1

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and nine months ended September 30, 2024 and 2023

(Unaudited)

($ in millions, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$610.1	$607.8	$613.1	$606.7
Stock compensation plans	(0.1)	(0.7)	(8.7)	(5.0)
Stock-based compensation expense	2.4	2.4	8.0	7.8
Balance at end of period	$612.4	$609.5	$612.4	$609.5
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(100.5)	$(101.9)	$(86.4)	$(107.9)
Other comprehensive income (loss)	19.9	(19.0)	5.8	(13.0)
Balance at end of period	$(80.6)	$(120.9)	$(80.6)	$(120.9)
Retained Earnings
Balance at beginning of period	$149.6	$141.0	$143.5	$104.3
Net income (loss)	(7.0)	10.4	(0.9)	47.1
Balance at end of period	$142.6	$151.4	$142.6	$151.4
Treasury Stock
Balance at beginning of period	$(67.3)	$(67.9)	$(67.3)	$(65.7)
Stock compensation plans	0.1	0.5	5.8	3.8
Common stock repurchases	—	—	(5.7)	(5.5)
Balance at end of period	$(67.2)	$(67.4)	$(67.2)	$(67.4)
Total stockholders' equity	$607.6	$573.0	$607.6	$573.0

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2024 and 2023

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

The Company has three reportable segments, the Americas segment, the Europe and Africa ("EURAF") segment and the Middle East and Asia Pacific (“MEAP”) segment. The Americas segment includes the North America and South America continents. The EURAF reporting segment includes the Europe and Africa continents, excluding the Middle East region. The MEAP reporting segment includes the Asia and Australia continents and the Middle East region. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Note 16, “Segments,” for additional information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2024 and 2023, the cash flows for the same nine month periods and the financial positions as of September 30, 2024 and December 31, 2023, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The audited balance sheet as of December 31, 2023 was derived from the audited annual financial statements. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2023. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

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

3. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$17.8	$20.2	$19.2	$21.9
Cash received in advance of satisfying performance obligations	21.7	41.4	85.2	113.8
Revenue recognized	(22.4)	(36.7)	(86.8)	(111.0)
Currency translation	0.5	(0.6)	—	(0.4)
Balance at end of period	$17.6	$24.3	$17.6	$24.3

Disaggregation of the Company’s revenue sources are disclosed in Note 16, “Segments.”

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) and The Manitowoc Company, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") that were accounted for at fair value as of September 30, 2024 and December 31, 2023.

	Fair Value as of September 30, 2024
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$1.2	$—	$1.2	Other current assets
Deferred Compensation Plan - Program B	$9.0	$—	$—	$9.0	Other non-current assets
Total current assets at fair value	$9.0	$1.2	$—	$10.2

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$1.6	$—	$1.6	Other current assets
Deferred Compensation Plan - Program B	8.1	—	—	8.1	Other non-current assets
Total current assets at fair value	$8.1	$1.6	$—	$9.7

Current Liabilities:
FX Forward Contracts	$—	$0.6	$—	$0.6	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on October 1, 2031, with an annual coupon rate of 9.250% (the “2031 Notes”), was approximately $307.5 million as of September 30, 2024. See Note 10, “Debt,” for a description of the 2031 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2031 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of September 30, 2024 and December 31, 2023, due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) ("AOCI"). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the three and nine months ended September 30, 2024 and 2023.

The Company had FX Forward Contracts with aggregate notional amounts of $68.6 million and $140.1 million in U.S. dollar equivalent as of September 30, 2024 and December 31, 2023, respectively. The aggregate notional amount outstanding as of September 30, 2024 is scheduled to mature within one year. The FX Forward Contracts are denominated in various foreign currencies. Net unrealized gains, net of income tax, recorded in AOCI were $0.8 million and $1.3 million as of September 30, 2024 and December 31, 2023, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized Location	2024	2023	2024	2023
Designated	Cost of sales	$0.5	$(0.6)	$(0.8)	$4.6
Non-designated	Other income (expense) - net	$(0.6)	$0.7	$1.7	$(4.6)

6. Inventories

The components of inventories as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
Raw materials	$189.4	$164.7
Work-in-process	154.9	111.3
Finished goods	425.6	390.5
Total inventories	$769.9	$666.5

7. Property, Plant, and Equipment

The components of property, plant, and equipment as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
Land	$15.0	$14.9
Building and improvements	204.0	201.5
Machinery, equipment, and tooling	340.9	318.4
Furniture and fixtures	13.9	13.8
Computer hardware and software	138.2	135.8
Rental cranes	206.9	201.9
Construction in progress	9.7	7.2
Total cost	928.6	893.5
Less accumulated depreciation	(562.6)	(527.4)
Property, plant, and equipment — net	$366.0	$366.1

Property, plant, and equipment is depreciated over the estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Additions to property, plant, and equipment included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 were $3.9 million and $7.0 million, respectively.

Assets Held for Sale

As of December 31, 2023, the Company had $3.0 million of property, plant, and equipment classified as assets held for sale in other current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2024, the Company sold the property, plant, and equipment previously classified as assets held for sale.

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of September 30, 2024 is summarized as follows:

	Americas	MEAP	Consolidated
Balance as of December 31, 2023	$14.4	$65.2	$79.6
Foreign currency impact	—	0.4	0.4
Balance as of September 30, 2024	$14.4	$65.6	$80.0

The gross carrying amount, accumulated impairment and net book value of the Company's goodwill balances by reportable segment as of September 30, 2024 and December 31, 2023, are summarized as follows:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas	$180.9	$(166.5)	$14.4	$180.9	$(166.5)	$14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	65.6	—	65.6	65.2	—	65.2
Total	$328.7	$(248.7)	$80.0	$328.3	$(248.7)	$79.6

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three and nine months ended September 30, 2024.

The gross carrying amount, accumulated amortization, and net book value of the Company’s other intangible assets other than goodwill as of September 30, 2024 and December 31, 2023, are summarized as follows:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$26.4	$(12.7)	$13.7	$26.5	$(11.6)	$14.9
Patents	29.3	(29.0)	0.3	29.2	(28.8)	0.4
Noncompetition agreements	4.2	(2.6)	1.6	4.2	(2.0)	2.2
Trademarks and tradenames	2.2	(1.4)	0.8	2.2	(1.0)	1.2
Other intangibles	0.6	(0.6)	—	0.7	(0.7)	—
Total	$62.7	$(46.3)	$16.4	$62.8	$(44.1)	$18.7
Indefinite lived intangible assets:
Trademarks and tradenames	$93.0	$—	$93.0	$92.6	$—	$92.6
Distribution network	14.4	—	14.4	14.3	—	14.3
Total	107.4	—	107.4	106.9	—	106.9
Total other intangible assets	$170.1	$(46.3)	$123.8	$169.7	$(44.1)	$125.6

Definite lived intangible assets are amortized over their estimated useful lives.

Long-lived assets, which are primarily made up of property, plant, and equipment and definite lived intangible assets, are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event during the three and nine months ended September 30, 2024 with the exception of one asset group located in Europe. Based on the results of the recoverability test, it was determined that the undiscounted cash flows were in excess of the $55.6 million carrying value of the long-lived assets.

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three and nine months ended September 30, 2024.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024	December 31, 2023
Trade accounts payable	$254.3	$254.7
Employee-related expenses	49.1	57.9
Accrued vacation	24.6	23.7
Miscellaneous accrued expenses	117.6	121.1
Total accounts payable and accrued expenses	$445.6	$457.4

10. Debt

Outstanding debt as of September 30, 2024 and December 31, 2023 is summarized as follows:

	September 30, 2024	December 31, 2023
Borrowings under senior secured asset based revolving credit facility	$128.6	$60.0
Senior secured second lien notes due 2026	—	300.0
Senior secured second lien notes due 2031	300.0	—
Other debt	43.9	13.7
Deferred financing costs	(5.3)	(1.6)
Total debt	467.2	372.1
Short-term borrowings and current portion of long-term debt	(40.5)	(13.4)
Long-term debt	$426.7	$358.7

On March 25, 2019, the Company and certain subsidiaries of the Company (the “Loan Parties”) entered into a credit agreement (the “ABL Credit Agreement”) with JP Morgan Chase Bank, N.A. as administrative and collateral agent, and certain financial institutions party thereto as lenders, providing for a senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”) of up to $275.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and certain fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2031 Notes and the related guarantees. The ABL Revolving Credit Facility includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company’s German subsidiary that is a borrower under the ABL Revolving Credit Facility (the “German Borrower”).

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

On September 18, 2024, the Company further amended the ABL Credit Agreement to (i) increase the aggregate commitment by $50.0 million to a total aggregate commitment of up to $325.0 million, of which $100.0 million is available to the German Borrower, (ii) increase the swingline sublimit by $20.0 million to an aggregate $50.0 million, of which $20.0 million is available to the German Borrower, and (iii) extend the maturity date to September 18, 2029.

Borrowings under the ABL Revolving Credit Facility bear interest at a variable rate using either the Alternate Base Rate or Term Benchmark, Applicable Overnight Rate, Central Bank Rate ("CBR") or RFR rate (each as defined in the ABL Credit Agreement) plus the applicable spread set forth below. The variable interest rate is based upon the average availability as of the most recent determination date as follows:

	Average quarterly availability	Alternative Base Rate spread	Term Benchmark, Applicable Overnight Rate, CBR and RFR spread
Category 1	≥ 66% of Aggregate Commitment	0.25%	1.25%
Category 2	< 66% but ≥ 33% of Aggregate Commitment	0.50%	1.50%
Category 3	< 33% of Aggregate Commitment	0.75%	1.75%

As of September 30, 2024 and December 31, 2023, the Company had borrowings on the ABL Revolving Credit Facility of $128.6 million and $60.0 million, respectively. During the period from September 18, 2024 to June 30, 2025, the spreads for

SOFR and prime rate borrowings are deemed to be in Category 2. As of September 30, 2024, there was excess availability of $193.0 million, which represents revolver borrowing capacity of $325.0 million less $128.6 million of borrowings outstanding and $3.4 million of U.S. letters of credit outstanding.

As of September 30, 2024, the Company had other indebtedness outstanding of $43.9 million that had a weighted-average interest rate of approximately 5.2%. This debt includes balances on local credit lines, overdraft facilities, and other financing arrangements.

On September 19, 2024, the Company and certain of its subsidiaries entered into an indenture with U.S. Bank Trust Company, National Association as trustee and notes collateral agent, pursuant to which the Company issued $300.0 million aggregate principal amount of the 2031 Notes with an annual coupon rate of 9.250%. Interest on the 2031 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. The 2031 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility or that guarantees certain other debt of the Company or a guarantor. The 2031 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of the Company and of the guarantors that secure obligations under the ABL Revolving Credit Facility. The Company used the net proceeds from this offering, together with cash on hand, to redeem all of its outstanding 9.00% Senior Secured Second Lien Notes due 2026.

For the three and nine months ended September 30, 2024, the Company recorded a $1.1 million non-cash charge in other income (expense) – net in the Condensed Consolidated Statement of Operations associated with the Company’s refinancing of the ABL Revolving Credit Facility and 2031 Notes. The charge is related to unamortized debt issuance costs on the prior $300.0 million senior secured second lien notes due April 1, 2026 (the “2026 Notes”).

Both the ABL Revolving Credit Facility and the 2031 Notes include customary covenants which include, without limitation, restrictions on the Company’s ability and the ability of the Company’s restricted subsidiaries to incur, assume or guarantee additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of the Company’s capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of the Company’s assets, enter into certain transactions with affiliates and designate the Company’s subsidiaries as unrestricted. Both the ABL Revolving Credit Facility and the 2031 Notes also include customary events of default. The ABL Revolving Credit Facility has customary representations and warranties including, as a condition to borrowing, that all such representations and warranties are true and correct, in all material respects, on the date of the borrowing, including representations as to no material adverse change in the Company’s business or financial condition since December 31, 2021.

Additionally, the ABL Revolving Credit Facility contains a covenant requiring the Company to maintain a minimum fixed charge coverage ratio under certain circumstances set forth in the ABL Credit Agreement.

As of September 30, 2024, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

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

For the three and nine months ended September 30, 2024, cash proceeds from the factoring of accounts receivable qualifying as sales were $33.0 million and $120.7 million, respectively. For the three and nine months ended September 30, 2023, cash proceeds from the factoring of accounts receivable qualifying as sales were $44.5 million and $127.1 million, respectively.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three and nine months ended September 30, 2024 and 2023 were immaterial.

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

For the three months ended September 30, 2024, and 2023, the Company recorded a benefit for income taxes of $0.3 million and zero, respectively. For the nine months ended September 30, 2024, and 2023, the Company recorded a provision for income taxes of $3.2 million and a benefit for income taxes of $1.0 million, respectively. During the three months ended September 30, 2023, the Company recorded a $3.2 million discrete tax benefit related to the resolution of a previously reserved foreign income tax matter. During the nine months ended September 30, 2023, the Company recorded discrete net tax benefits of $17.1 million, of which $13.9 million related to a release of a valuation allowance and $3.2 million related to the resolution of a previously reserved foreign income tax matter.

The Company’s unrecognized tax benefits, excluding interest and penalties, were $10.9 million and $9.1 million as of September 30, 2024, and December 31, 2023, respectively.

13. Net Income (Loss) Per Common Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic weighted average common shares outstanding	35,123,015	35,080,037	35,251,847	35,095,211
Effect of dilutive securities - equity compensation awards	—	707,667	—	741,461
Diluted weighted average common shares outstanding	35,123,015	35,787,704	35,251,847	35,836,672

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Due to the net loss incurred during the three and nine months ended September 30, 2024, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the net diluted income (loss) per share calculations for those periods. Anti-dilutive equity instruments of 427,025 and 435,025 common shares were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2023, respectively.

No cash dividends were declared or paid during the three and nine months ended September 30, 2024 and 2023.

14. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of September 30, 2024, the Company has $29.3 million remaining under an authorization from the Board of Directors to purchase up to $35.0 million of the Company’s common stock at management’s discretion. The Company’s share repurchase program purchases shares in the open market to offset stock-based awards issued in conjunction with the Company’s 2013 Omnibus Incentive Plan. During the nine months ended September 30, 2024, the Company repurchased $5.7 million of common stock under this authorization.

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

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the three months ended September 30, 2024 and 2023 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of June 30, 2023	$(0.4)	$(17.2)	$(84.3)	$(101.9)
Other comprehensive loss before reclassifications	(5.2)	(1.1)	(14.1)	(20.4)
Amounts reclassified from accumulated other comprehensive loss	0.6	0.8	—	1.4
Net other comprehensive loss	(4.6)	(0.3)	(14.1)	(19.0)
Balance as of September 30, 2023	$(5.0)	$(17.5)	$(98.4)	$(120.9)

Balance as of June 30, 2024	$(0.6)	$(10.2)	$(89.7)	$(100.5)
Other comprehensive income (loss) before reclassifications	1.9	(0.7)	19.0	20.2
Amounts reclassified from accumulated other comprehensive loss	(0.5)	0.2	—	(0.3)
Net other comprehensive income (loss)	1.4	(0.5)	19.0	19.9
Balance as of September 30, 2024	$0.8	$(10.7)	$(70.7)	$(80.6)

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the nine months ended September 30, 2024 and 2023 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2022	$5.4	$(15.3)	$(98.0)	$(107.9)
Other comprehensive loss before reclassifications	(5.8)	(4.4)	(9.7)	(19.9)
Amounts reclassified from accumulated other comprehensive loss	(4.6)	2.2	9.3	6.9
Net other comprehensive loss	(10.4)	(2.2)	(0.4)	(13.0)
Balance as of September 30, 2023	$(5.0)	$(17.5)	$(98.4)	$(120.9)

Balance as of December 31, 2023	$1.3	$(10.3)	$(77.4)	$(86.4)
Other comprehensive income (loss) before reclassifications	(1.3)	(0.7)	6.7	4.7
Amounts reclassified from accumulated other comprehensive loss	0.8	0.3	—	1.1
Net other comprehensive income (loss)	(0.5)	(0.4)	6.7	5.8
Balance as of September 30, 2024	$0.8	$(10.7)	$(70.7)	$(80.6)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$0.5	$(0.6)	$(0.8)	$4.6		Cost of sales
Total before income taxes	0.5	(0.6)	(0.8)	4.6
Provision for income taxes	—	—	—	—
Total, net of income taxes	$0.5	$(0.6)	$(0.8)	$4.6

Amortization of pension and postretirement items
Actuarial losses	$(0.2)	$(0.8)	$(0.3)	$(2.2)	(a)	Other income (expense) - net
Total before income taxes	(0.2)	(0.8)	(0.3)	(2.2)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$(0.2)	$(0.8)	$(0.3)	$(2.2)

Foreign currency translation
Losses on foreign currency translation	$—	$—	$—	$(9.3)		Other income (expense) - net
Total before income taxes	—	—	—	(9.3)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$—	$—	$—	$(9.3)

Total reclassifications for the period, net of income taxes	$0.3	$(1.4)	$(1.1)	$(6.9)

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

Stock-based compensation expense was $2.4 million for the three months ended September 30, 2024 and 2023. Stock-based compensation was $8.0 million and $7.8 million for the nine months ended September 30, 2024 and 2023, respectively. The Company reports stock-based compensation expense within engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 Omnibus Incentive Plan.

The Company granted 2,694 and 11,849 restricted stock units during the three months ended September 30, 2024 and 2023, respectively. The Company granted 461,632 and 512,132 restricted stock units, inclusive of 78,894 and 77,576 director awards, during the nine months ended September 30, 2024 and 2023, respectively. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date and director awards vest immediately on the grant date.

No performance shares units were issued by the Company to employees during the three months ended September 30, 2024 and 2023, respectively. A total of 365,174 and 316,022 performance shares units were issued by the Company to employees during the nine months ended September 30, 2024 and 2023, respectively. Performance share units vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year.

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

The Company has three reportable segments: Americas, EURAF, and MEAP. The Company's operating segments were identified as its reportable segments.

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

The following table shows information by reportable segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Sales
Americas	$287.1	$276.8	$867.0	$860.6
EURAF	126.8	150.6	446.0	514.6
MEAP	110.9	93.5	269.0	256.8
Total	$524.8	$520.9	$1,582.0	$1,632.0
Segment Operating Income (Loss)
Americas	$23.1	$23.5	$76.5	$81.6
EURAF	(14.9)	(7.7)	(33.5)	2.3
MEAP	10.0	12.7	27.5	40.3
Total	$18.2	$28.5	$70.5	$124.2
Depreciation
Americas	$7.6	$7.1	$22.2	$21.7
EURAF	6.0	5.6	17.8	16.4
MEAP	0.6	0.4	2.1	1.6
Corporate	0.7	0.6	2.1	2.1
Total	$14.9	$13.7	$44.2	$41.8
Capital Expenditures
Americas	$3.6	$16.8	$14.6	$40.2
EURAF	4.8	6.5	17.0	18.4
MEAP	0.5	0.3	2.4	1.3
Corporate	0.4	—	0.4	—
Total	$9.3	$23.6	$34.4	$59.9

A reconciliation of the Company’s segment operating income to operating income in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Segment operating income	$18.2	$28.5	$70.5	$124.2
Unallocated corporate expenses	(10.7)	(10.5)	(34.9)	(41.5)
Unallocated restructuring expense	—	—	—	(0.1)
Total operating income	$7.5	$18.0	$35.6	$82.6

Net sales by geographic area for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$253.9	$245.2	$761.2	$729.9
Europe	123.8	141.0	433.9	493.4
Other	147.1	134.7	386.9	408.7
Total net sales	$524.8	$520.9	$1,582.0	$1,632.0

New machine and non-new machines sales for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
New machine sales	$355.6	$366.2	$1,120.3	$1,175.1
Non-new machine sales	169.2	154.7	461.7	456.9
Total net sales	$524.8	$520.9	$1,582.0	$1,632.0

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

As of September 30, 2024, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of September 30, 2024, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of September 30, 2024, current and long-term product liability reserves were $2.9 million and $6.2 million, respectively. As of December 31, 2023, current and long-term product liability reserves were $11.4 million and $5.1 million, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Condensed Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of September 30, 2024 and December 31, 2023, the Company had zero and $3.9 million, respectively, of estimated insurance recoveries included in other current assets in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2024 and December 31, 2023, the Company had reserves of $46.6 million and $56.8 million, respectively, for warranty and other related claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. See Note 18, “Guarantees,” for further information.

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

Based on management's current assessment of the facts underlying these matters, the Company recorded an additional charge of $2.6 million and $7.9 million for the three and nine months ended September 30, 2024, respectively. The total recorded estimated liability in accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets was $44.0 million as of September 30, 2024 and $36.1 million as of December 31, 2023. Other than the foregoing, the Company is unable to provide further meaningful quantification as to the final resolution of these matters. However, the Company calculated the statutory maximum penalties under the Clean Air Act to be approximately $174.0 million. The Company believes it has strong legal and factual defenses and will vigorously defend any allegations of noncompliance and the factors that could apply in the assessment of any civil penalty. Final resolution of these matters may have a material impact on the Company’s financial condition, results of operations or cash flows.

18. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of September 30, 2024 and December 31, 2023 was $28.3 million and $32.2 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of September 30, 2024 and December 31, 2023 was $38.9 million and $43.4 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $16.1 million and $13.0 million as of September 30, 2024 and December 31, 2023, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. In addition, the Company may incur other warranty related costs outside of its standard warranty period. Costs for other warranty-related work are recorded in the period a loss is probable and can be reasonably estimated. Below is a table summarizing the warranty and other warranty related work for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$48.2	$53.7	$56.8	$58.0
Adjustments to accruals for warranties	4.8	9.2	13.9	20.2
Settlements made (in cash or in kind) during the period	(7.2)	(6.9)	(24.1)	(22.5)
Currency translation	0.8	(0.7)	—	(0.4)
Balance at end of period	$46.6	$55.3	$46.6	$55.3

The long-term portion of the warranty liability is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company sells extended warranty contracts, which it accounts for as a service type warranty under ASC Topic 606 – “Revenue from Contracts with Customers.” Revenue associated with extended warranty contracts is deferred and amortized on a straight-line basis over the duration of the extended warranty period. As of September 30, 2024 and December 31, 2023, there was $8.2 million and $6.1 million, respectively, of deferred revenue included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The components of net periodic benefit cost (income) for the three and nine months ended September 30, 2024 and 2023 are summarized as follows:

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$—	$—	$0.3	$0.1
Interest cost of projected benefit obligations	1.4	0.6	—	1.4	0.6	0.1
Expected return on plan assets	(0.9)	(0.5)	—	(1.0)	(0.4)	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of actuarial net (gain) loss	0.5	—	(0.3)	0.7	0.4	(0.3)
Net periodic benefit cost (income)	$1.0	$0.4	$(0.3)	$1.1	$0.9	$(0.1)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$1.0	$—	$—	$0.9	$0.1
Interest cost of projected benefit obligations	4.0	1.9	0.2	4.2	1.9	0.3
Expected return on plan assets	(2.9)	(1.3)	—	(2.9)	(1.2)	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of actuarial net (gain) loss	1.4	0.1	(1.2)	1.9	1.2	(0.9)
Net periodic benefit cost (income)	$2.5	$1.7	$(1.0)	$3.2	$2.8	$(0.5)

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

Orders and Backlog

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

Orders for the three months ended September 30, 2024 decreased 20.0% to $424.7 million from $531.2 million for the same period in 2023. The decrease was primarily attributable to lower demand in the Americas. Demand was impacted by uncertainty related to the U.S. presidential election and the high-interest rate environment. Orders were favorably impacted by $1.5 million from changes in foreign currency exchange rates.

Orders for the nine months ended September 30, 2024 decreased 12.4% to $1,407.2 million from $1,606.5 million for the same period in 2023. The decrease was primarily attributable to lower demand in the Americas and EURAF segments. Demand in the Americas was impacted by uncertainty related to the U.S. presidential election and the high-interest rate environment. Orders were favorably impacted by $1.5 million from changes in foreign currency exchange rates.

As of September 30, 2024, total backlog was $742.1 million, a 19.1% decrease from the December 31, 2023 backlog of $917.2 million, and a 27.8% decrease from the September 30, 2023 backlog of $1,028.1 million. The decrease in backlog from December 31, 2023, was primarily attributable to lower demand during the year. Backlog was favorably impacted from changes in foreign currency exchange rates by $1.4 million and $11.4 million from December 31, 2023 and September 30, 2023, respectively.

Results of Operations For The Three and Nine Months Ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Percentage Change	2024	2023	Percentage Change
Net sales	524.8	520.9	0.7%	1,582.0	1,632.0	(3.1)%
Gross profit	87.6	96.8	(9.5)%	279.8	326.1	(14.2)%
Gross profit %	16.7%	18.6%		17.7%	20.0%
Engineering, selling and administrative expenses	78.9	77.4	1.9%	238.6	240.1	(0.6)%
Interest expense	9.6	8.4	14.3%	28.4	25.5	11.4%
Other income (expense) - net	(4.9)	1.1	*	(3.9)	(10.0)	(61.0)%
Provision (benefit) for income taxes	(0.3)	—	*	3.2	(1.0)	*
*Measure not meaningful

Net Sales

Consolidated net sales for the three months ended September 30, 2024 were relatively flat at $524.8 million compared to $520.9 million in the same period in 2023. During the three months ended September 30, 2024, there were a lower number of new crane shipments in the EURAF segment, primarily in the Company’s tower crane product offerings. This was partially offset by a higher number of new crane shipments in the Americas segment. Non-new machine sales for the three months ended September 30, 2024 increased $14.5 million when compared to the same period for 2023, primarily due to higher used crane sales. Net sales were favorably impacted by $2.2 million from changes in foreign currency exchange rates.

Consolidated net sales for the nine months ended September 30, 2024 decreased 3.1% to $1,582.0 million from $1,632.0 million for the same period in 2023. The decrease was primarily attributable to a lower number of tower crane shipments in the EURAF segment. Non-new machine sales for the nine months ended September 30, 2024 increased $4.8 million when compared to the same period for 2023. Net sales were favorably impacted by $1.9 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended September 30, 2024 was $87.6 million, a decrease of $9.2 million as compared to $96.8 million for the same period in 2023. The decrease was primarily attributable to unfavorable product mix and lower absorbed costs due to lower manufacturing volume in the EURAF segment. Gross profit was favorably impacted by $0.4 million from changes in foreign currency exchange rates.

Gross profit percentage decreased in the three months ended September 30, 2024 to 16.7% from 18.6% for the same period in 2023 primarily due to unfavorable product mix and lower absorbed costs due to lower manufacturing volume in the EURAF segment.

Gross profit for the nine months ended September 30, 2024 was $279.8 million, a decrease of $46.3 million as compared to $326.1 million for the same period in 2023. The decrease was primarily attributable to the lower net sales, unfavorable product mix and lower absorbed costs due to lower manufacturing volume in the EURAF segment. Gross profit was favorably impacted by $0.4 million from changes in foreign currency exchange rates.

Gross profit percentage decreased during the nine months ended September 30, 2024 to 17.7% from 20.0% for the same period in 2023 primarily due to unfavorable product mix and lower absorbed costs due to lower manufacturing volume in the EURAF segment.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses remained relatively flat at $78.9 million for the three months ended September 30, 2024 as compared to $77.4 million for the same period in 2023. During the three months ended September 30, 2024, there was $2.6 million of costs associated with a legal matter with the U.S. EPA, which was partially offset by lower employee related costs. Engineering, selling, and administrative expenses were unfavorably impacted by $0.4 million from changes in foreign currency exchange rates.

Engineering, selling and administrative expenses remained relatively flat at $238.6 million for the nine months ended September 30, 2024 as compared to $240.1 million for the same period in 2023. The decrease is primarily due to $2.9 million of lower costs associated with a legal matter with the U.S. EPA when compared to the prior year. Engineering, selling, and administrative expenses were unfavorably impacted by $0.4 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended September 30, 2024 was $9.6 million as compared to $8.4 million for the same period in 2023. Interest expense increased year-over-year primarily due to higher average debt during the period and higher interest rates on borrowings from the Company's ABL revolving credit facility. See further detail at Note 10, “Debt” to the Condensed Consolidated Financial Statements.

Interest expense for the nine months ended September 30, 2024 was $28.4 million as compared to $25.5 million for the same period in 2023. Interest expense increased year-over-year primarily due to higher average debt during the period and higher interest rates on borrowings from the Company's ABL revolving credit facility. See further detail at Note 10, “Debt” to the Condensed Consolidated Financial Statements.

Other Income (Expense) - Net

Other income (expense) - net was $(4.9) million during the three months ended September 30, 2024 and $1.1 million for the same period in 2023. Other income (expense) – net during the three months ended September 30, 2024 was primarily composed of $3.2 million of currency loss and $1.1 million of non-cash losses associated with the refinancing of the Company’s 2026 Notes. Other income (expense) – net during the three months ended September 30, 2023 was primarily composed of $3.0 million of net foreign currency transaction gains, partially offset by $1.5 million of pension benefit and postretirement health costs.

Other income (expense) - net was $(3.9) million during the nine months ended September 30, 2024 and $(10.0) million for the same period in 2023. Other income (expense) - net during the nine months ended September 30, 2024 was primarily composed of $2.2 million of pension related costs, $1.4 million of currency loss, and $1.1 million of non-cash losses associated with the refinancing of the Company’s 2026 Notes, partially offset by $0.7 million of interest income. Other income (expense) – net during the nine months ended September 30, 2023 was primarily composed of a $9.3 million non-cash write-off of foreign currency translation adjustments related to the curtailment of operations in Russia and $4.5 million of pension benefit and postretirement health costs, partially offset by $4.8 million of net foreign currency transaction gains.

Provision (Benefit) for Income Taxes

For the three months ended September 30, 2024, and 2023, the Company recorded a benefit for income taxes of $0.3 million and zero, respectively. The year-over-year increase in the Company’s benefit for income taxes for the three months ended September 30, 2024, is driven by the tax impact of lower income compared to the prior year. This was partially offset by $2.0 million of discrete tax expense recorded in the current year as compared to $3.1 million of discrete tax benefit recorded in the prior year.

For the nine months ended September 30, 2024, and 2023, the Company recorded a provision for income taxes of $3.2 million and a benefit for income taxes of $1.0 million, respectively. The increase in the Company’s tax provision for the nine months ended September 30, 2024, relative to the prior year primarily relates to changes in the discrete tax recorded year over year, partially offset by lower income compared to the prior year.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company has three reportable segments: the Americas segment, EURAF segment and MEAP segment. Further information regarding the Company’s reportable segments can be found in Note 16, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Dollar Change	Percentage Change	2024	2023	Dollar Change	Percentage Change
Net Sales
Americas	$287.1	$276.8	$10.3	3.7%	$867.0	$860.6	$6.4	0.7%
EURAF	126.8	150.6	(23.8)	(15.8)%	446.0	514.6	(68.6)	(13.3)%
MEAP	110.9	93.5	17.4	18.6%	269.0	256.8	12.2	4.8%

Segment Operating Income (Loss)
Americas	$23.1	$23.5	$(0.4)	(1.7)%	$76.5	$81.6	$(5.1)	(6.2)%
EURAF	(14.9)	(7.7)	(7.2)	93.5%	(33.5)	2.3	(35.8)	*
MEAP	10.0	12.7	(2.7)	(21.3)%	27.5	40.3	(12.8)	(31.8)%
*Measure not meaningful

Americas

Americas segment net sales increased 3.7% for the three months ended September 30, 2024 to $287.1 million from $276.8 million for the same period in 2023. The increase was primarily attributable to higher new crane shipments. Non-new machine sales for the three months ended September 30, 2024 increased $2.6 million when compared to the same period in 2023, primarily due to higher used crane shipments and remanufacturing work.

Americas segment operating income remained relatively flat at $23.1 million for the three months ended September 30, 2024 as compared to $23.5 million for the same period in 2023. The decline was primarily due to unfavorable product mix, offset by higher net sales.

Americas segment net sales for the nine months ended September 30, 2024 was $867.0 million as compared to the $860.6 million for the same period in 2023. The increase was primarily attributable to higher new crane shipments. Non-new machine sales for the nine months ended September 30, 2024 were flat when compared to the same period in 2023.

Americas segment operating income decreased $5.1 million for the nine months ended September 30, 2024 to $76.5 million from $81.6 million for the same period in 2023. The decrease was primarily attributable to unfavorable product mix, $2.3 million of higher engineering, selling, and administrative expenses and $0.6 million of higher restructuring costs. This was partially offset by higher net sales.

EURAF

EURAF segment net sales decreased 15.8% for the three months ended September 30, 2024 to $126.8 million from $150.6 million for the same period in 2023. The decrease was primarily attributable to a lower number of new crane shipments, primarily in the Company’s tower crane product offering. Non-new machine sales for the three months ended September 30, 2024 increased $2.7 million when compared to the same period in 2023, primarily due to an increase in field service work. Segment net sales was favorably impacted by $1.6 million from changes in foreign currency exchange rates.

EURAF segment operating loss increased $7.2 million for the three months ended September 30, 2024 to $14.9 million from $7.7 million for the same period in 2023. The increase in operating loss was primarily attributable to the lower net sales and lower absorbed costs due to lower manufacturing volume.

EURAF segment net sales decreased 13.3% for the nine months ended September 30, 2024 to $446.0 million from $514.6 million for the same period in 2023. The decrease was primarily attributable to a lower number of new crane shipments. Non-new machine sales for the nine months ended September 30, 2024 declined $6.2 million when compared to the same period in 2023, primarily due to lower aftermarket parts and used crane shipments. Segment net sales was favorably impacted by $2.3 million from changes in foreign currency exchange rates.

EURAF segment operating loss increased $35.8 million for the nine months ended September 30, 2024 to $33.5 million from operating income of $2.3 million for the same period in 2023. The increase in operating loss was primarily attributable to the lower net sales and lower absorbed costs due to lower manufacturing volume.

MEAP

MEAP segment net sales increased 18.6% for the three months ended September 30, 2024 to $110.9 million from $93.5 million for the same period in 2023. The increase was primarily attributable to $9.1 million of higher non-new machine sales, as a result of higher used crane shipments. Segment net sales was favorably impacted by $0.8 million from changes in foreign currency exchange rates.

MEAP segment operating income decreased $2.7 million for the three months ended September 30, 2024 to $10.0 million from $12.7 million for the same period in 2023. The decrease was primarily attributable to unfavorable product mix.

MEAP segment net sales increased 4.8% for the nine months ended September 30, 2024 to $269.0 million from $256.8 million for the same period in 2023. The increase was primarily attributable to $11.2 million of higher non-new machine sales, as a result of higher used crane shipments. Segment net sales was unfavorably impacted by $0.6 million from changes in foreign currency exchange rates.

MEAP segment operating income decreased $12.8 million for the nine months ended September 30, 2024 to $27.5 million from $40.3 million for the same period in 2023. The decrease was primarily attributable to higher manufacturing costs and unfavorable product mix.

Financial Condition

Cash Flows

A summary of cash flows for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine Months Ended September 30,
	2024	2023	Dollar Change
Net cash provided by (used for) operating activities	$(63.2)	$23.2	$(86.4)
Net cash used for investing activities	(29.1)	(54.6)	25.5
Net cash provided by financing activities	81.0	7.4	73.6
Cash and cash equivalents	22.9	40.0	(17.1)

Cash Flows From Operating Activities

Cash flows used for operating activities of $63.2 million for the nine months ended September 30, 2024 increased $86.4 million from cash flows provided by operating activities of $23.2 million for the same period in 2023. The increase in net cash used for operating activities was primarily due to lower net income (loss) adjusted for non-cash items and an increase in net working capital primarily related to higher inventory.

Cash Flows From Investing Activities

Net cash used for investing activities of $29.1 million for the nine months ended September 30, 2024 decreased $25.5 million from $54.6 million for the same period in 2023. The decrease in net cash used for investing activities was due to $25.5 million of lower capital expenditures.

Cash Flows From Financing Activities

Net cash provided by financing activities of $81.0 million for the nine months ended September 30, 2024 increased $73.6 million from $7.4 million for the same period in 2023. The increase in net cash provided by financing activities was primarily due to $77.4 million of additional proceeds from the revolving credit facility and a $9.6 million increase of proceeds from other debt – net when compared to the prior year. This was partially offset by $6.7 million of payments for other financing activities and $6.2 million of payments for debt issuance costs related to the refinancing of the ABL Revolving Credit Facility and 2026 Notes.

Liquidity and Capital Resources

The Company’s liquidity position as of September 30, 2024, December 31, 2023 and September 30, 2023 is summarized as follows:

	September 30, 2024	December 31, 2023	September 30, 2023
Cash and cash equivalents	$22.9	$34.4	$40.0
Revolver borrowing capacity	325.0	275.0	275.0
Other debt availability	45.5	45.2	42.2
Less: Borrowings on revolver	(128.6)	(60.0)	(70.0)
Less: Borrowings on other debt	(39.5)	(11.2)	(27.7)
Less: Outstanding letters of credit	(3.4)	(3.4)	(3.2)
Total liquidity	$221.9	$280.0	$256.3

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

The maximum availability under the Company’s current ABL Revolving Credit Facility is $325.0 million. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and certain fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2031 Notes and the related guarantees. The ABL Revolving Credit Facility has a maturity date of September 18, 2029, and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the German Borrower.

In addition to the ABL Revolving Credit Facility, the Company has access to committed and non-committed lines of credit to fund working capital in Europe and China. There are six lines of credit, of which five are denominated in Euros totaling €37.0 million and one denominated in Chinese Yuan for ¥30.0 million. Total U.S. dollar availability as of September 30, 2024 for the six lines of credit is $45.5 million, with $39.5 million outstanding.

Debt

Outstanding debt as of September 30, 2024 and December 31, 2023 is summarized as follows:

	September 30, 2024	December 31, 2023
Borrowings under senior secured asset based revolving credit facility	$128.6	$60.0
Senior secured second lien notes due 2026	—	300.0
Senior secured second lien notes due 2031	300.0	—
Other debt	43.9	13.7
Deferred financing costs	(5.3)	(1.6)
Total debt	467.2	372.1
Short-term borrowings and current portion of long-term debt	(40.5)	(13.4)
Long-term debt	$426.7	$358.7

Both the ABL Revolving Credit Facility and 2031 Notes include customary covenants and events of default. Refer to Note 10, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of covenants for the ABL Revolving Credit Facility and 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company seeks to opportunistically raise capital in the debt capital markets and bank credit markets.

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

The Company’s Adjusted ROIC as of September 30, 2024 was 6.2%. Below is the calculation of Adjusted ROIC as of September 30, 2024.

	Three Months Ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	Trailing Twelve Months
Operating income	$7.5	$12.9	$15.2	$9.8	$45.4
Amortization of intangible assets	0.7	0.8	0.7	0.8	3.0
Restructuring expense	0.5	2.3	0.6	0.3	3.7
Other non-recurring items - net[1]	2.6	5.4	0.1	10.8	18.9
Adjusted operating income	11.3	21.4	16.6	21.7	71.0
Provision for income taxes	(1.7)	(3.2)	(2.5)	(3.3)	(10.7)
Adjusted NOPAT	$9.6	$18.2	$14.1	$18.4	$60.4

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	5-Quarter Average
Total assets	$1,776.7	$1,747.9	$1,780.6	$1,706.7	$1,692.2	$1,740.8
Total liabilities	(1,169.1)	(1,155.6)	(1,184.6)	(1,103.4)	(1,119.2)	(1,146.4)
Net total assets	607.6	592.3	596.0	603.3	573.0	594.4
Cash and cash equivalents	(22.9)	(38.1)	(31.5)	(34.4)	(40.0)	(33.4)
Short-term borrowings and current portion of long-term debt	40.5	21.4	42.5	13.4	30.3	29.6
Long-term debt	426.7	406.3	372.7	358.7	368.5	386.6
Income tax assets - net	(10.1)	(4.4)	(3.4)	(2.6)	(4.3)	(4.9)
Invested capital	$1,041.8	$977.5	$976.3	$938.4	$927.5	$972.3

Adjusted ROIC						6.2%

(1) Other non-recurring items - net for the three months ended September 30, 2024 relate to $2.6 million of costs associated with a legal matter with the U.S. EPA. Other non-recurring items – net for the trailing twelve months relate to $18.3 million of costs associated with a legal matter with the U.S. EPA and $0.6 million of one-time costs. Refer to the Company’s previously filed Form 10-K and Form 10-Qs for a description of other non-recurring items - net for the three months ended June 30, 2024, March 31, 2024, and December 31, 2023.

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring expense, other (income) expense - net, and other non-recurring items - net. The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 and trailing twelve months is summarized as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve
	2024	2023	2024	2023	Months
Net income (loss)	$(7.0)	$10.4	$(0.9)	$47.1	$(8.8)
Interest expense and amortization of deferred financing fees	9.9	8.7	29.4	26.5	38.1
Provision (benefit) for income taxes	(0.3)	—	3.2	(1.0)	9.2
Depreciation expense	14.9	13.7	44.2	41.8	59.0
Amortization of intangible assets	0.7	0.7	2.2	2.4	3.0
EBITDA	18.2	33.5	78.1	116.8	100.5
Restructuring expense	0.5	0.7	3.4	1.0	3.7
Other non-recurring items - net (1)	2.6	0.2	8.1	11.0	18.9
Other (income) expense - net (2)	4.9	(1.1)	3.9	10.0	6.9
Adjusted EBITDA	$26.2	$33.3	$93.5	$138.8	$130.0

Adjusted EBITDA margin percentage	5.0%	6.4%	5.9%	8.5%	6.0%
(1)
Other non-recurring items - net for the three months ended September 30, 2024 relate to $2.6 million of costs associated with a legal matter with the U.S. EPA. Other non-recurring items - net for the nine months ended September 30, 2024 relate to $7.9 million of costs associated with a legal matter with the U.S. EPA and $0.2 million of one-time costs. Other non-recurring items - net for the three months ended September 30, 2023 relate to $0.2 million of one-time costs. Other non-recurring items - net for the nine months ended September 30, 2023 relate to $10.8 million of costs associated with a legal matter with the U.S. EPA and $0.2 million of one-time costs. Other non-recurring items – net for the trailing twelve months relate to $18.3 million of costs associated with a legal matter with the U.S. EPA and $0.6 million of one-time costs.
(2)
Other (income) expense - net includes net foreign currency gains (losses), other components of net periodic pension costs, and other items in the three, nine, and trailing twelve months ended September 30, 2024 and the three and nine months ended September 30, 2023. Other expense – net for the nine and trailing twelve months ended September 30, 2023 includes a $9.3 million write-off of non-cash foreign currency translation adjustments from the curtailment of operations in Russia.

Free Cash Flows

Free cash flows is defined as net cash provided by (used for) operating activities less cash outflow from investment in capital expenditures. The reconciliation of net cash used for operating activities to free cash flows for the nine months ended September 30, 2024 and 2023 is summarized as follows.

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used for) operating activities	$(63.2)	$23.2
Capital expenditures	(34.4)	(59.9)
Free cash flows	$(97.6)	$(36.7)

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

Item 5. Other Information

(c) During the three months ended September 30, 2024, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Filed/Furnished Herewith
4.1

Indenture, dated September 19, 2024, between The Manitowoc Company, Inc., the subsidiary guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated September 18, 2024).

4.2	Form of 9.250% Senior Secured Second Lien Note due 2031 (included as Exhibit 1 to Annex I of Exhibit 4.1).

10.1

Amendment No. 3, dated as of September 18, 2024 to Credit Agreement dated March 25, 2019, among The Manitowoc Company, Inc., the other borrowers and loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and certain financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, dated September 18, 2024).

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

Date: October 31, 2024	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ryan M. Palmer
Ryan M. Palmer
Vice President, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)