Form 10-K
period 2024-12-31
MANITOWOC CO INC
filed 2025-02-21
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The Aggregate Market Value on June 28, 2024, of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $389.2 million based on the closing per share price of $11.53 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 31, 2025, the most recent practicable date, was 35,134,245.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

THE MANITOWOC COMPANY, INC.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2024

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, The Manitowoc Company, Inc. (“Manitowoc,” the “Company,” “we,” “us,” or "our”) notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•
Macroeconomic conditions, including inflation and elevated interest rates, as well as prior supply chain, labor and logistics constraints, have had, and may continue to have, a negative impact on Manitowoc’s ability to convert backlog into revenue which could, and has, impacted its financial condition, cash flows, and results of operations (including future uncertain impacts);
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
•
the ability to convert backlog, orders, and order activity into sales and the timing of those sales;
•
adverse changes to trade policy, including export duties, tariffs, import controls and trade barriers (including quotas);
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
•
risks associated with high debt leverage;
•
impairment of goodwill and/or intangible assets;
•
changes in revenues, margins and costs;
•
the ability to increase operational efficiencies across Manitowoc and to capitalize on those efficiencies;
•
the ability to generate cash and manage working capital consistent with Manitowoc’s stated goals;
•
work stoppages, labor negotiations, labor rates, and labor costs;
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
•
the replacement cycle of technologically obsolete products;
•
foreign currency fluctuation and its impact on reported results;
•
risks associated with data security and technological systems and protections;
•
the ability to direct resources to those areas that will deliver the highest returns;
•
risks associated with manufacturing or design defects;
•
natural disasters, other weather events, pandemics and other public health crises disrupting commerce in one or more regions of the world;
•
issues relating to the ability to timely and effectively execute on manufacturing strategies, general efficiencies, and capacity utilization of the Company’s facilities;
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

Reporting Segments

The Company has three reportable segments, the Americas segment, the Europe and Africa (“EURAF”) segment, and the Middle East and Asia Pacific (“MEAP”) segment. The Americas reporting segment includes the North America and South America continents. The EURAF reporting segment includes the Europe and Africa continents, excluding the Middle East region. The MEAP reporting segment includes the Asia and Australia continents and the Middle East region. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16, “Segments,” for additional information on our reporting segments.

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

(1)
We succeed when our customers excel: We are committed to our customers' success, we provide a customer first experience every time, we are focused on improving the customer experience every day, and we provide reliable and excellent service.
(2)
Do what is right: We work in a safe and environmentally responsible way, we respect others, we behave in an ethical way and we deliver quality work.
(3)
Work as a team: We help each other to meet customer needs, we put the team first, we collaborate and support team members and we foster open, two-way communication.
(4)
Deliver results: We do what we say we will do, we focus on continuous improvement and innovation, and we strive to exceed customer expectations.
(5)
Act as a role model: We celebrate successes and learn from failures, we approach every day with a can-do-attitude, and we have fun.

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

Aspirations, Business Strategy and Initiatives

Our long-term aspirations are as follows:

•
Strive towards a zero-harm work environment (achieve recordable injury rate <1.0)
•
$3.0 billion in net sales
•
$1.0 billion in non-new machine sales
•
12% Adjusted EBITDA margin
•
15% adjusted return on invested capital ("Adjusted ROIC")
•
Reduce the Company's environmental impact

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

Grow our tower crane rental and aftermarket business in Europe: Since 2021, we have grown our European tower crane rental fleet original equipment cost by $27.3 million. The Company continues to enhance the portfolio of aftermarket services performed in Europe, such as sale of parts and whole goods accessories, on-site repairs, technical support, erection and decommissioning services, crane remanufacturing, training services, and digital solutions.

Grow our Belt and Road tower crane business with a focus on the Middle East: We have invested in research and development to design and manufacture innovative tower cranes for the Belt and Road, namely the Middle East market, that is experiencing significant growth. Since 2021, ten new models have been launched. Utilizing the principles of The Manitowoc Way, the engineering team reduced the new product development cycle from 18-24 months to 12-14 months to more quickly go to market with new products.

Expand our aftermarket activities in North America: In 2021, we acquired the assets of two companies, Aspen Equipment Company (“Aspen”) and the crane business of H&E Equipment Services, Inc. (now MGX Equipment Services, LLC, or “MGX”), which expanded our ability to provide new machine sales, used machine sales, aftermarket parts, remanufacturing, and service support to a variety of end market customers. In 2022, we completed the acquisition of certain assets of the crane rental fleet of Honnen Equipment Company (“Honnen”), which expanded our rental portfolio and direct-to-customer footprint in Colorado, Wyoming and Nebraska. Additionally, in 2023, we added key territories including Missouri and South Carolina and, in 2024, we relocated to larger locations in Louisiana and Arizona. The acquisition of the assets of these businesses and additional territories advances our strategy to expand our aftermarket activities within North America. We currently offer 16 full-service branch locations in 14 states with over 160 field service technicians that provide industry-leading technical competencies and exceptional customer support. In early 2025, we announced the acquisition of certain territories and related assets of Ring Power Corporation. This further expands our direct-to-customer territories in Georgia, North Carolina, and South Carolina.

Leverage our all-terrain crane new product development to grow aftermarket: We have invested in research and development to design and manufacture innovative all-terrain cranes. Since 2021, we have launched ten new or refreshed all-terrain cranes which include enhancements such as longer boom lengths, increased load capacity, reduced weight, improved roadability, new cab designs, and the Grove CONNECT telematics system. Offering an innovative and wide breadth of cranes to customers enables us to be more competitive in the market. In addition, in 2024, we added a second service location in the United Kingdom to expand our service capabilities.

Products and Aftermarket Services

Our crane products are used in a wide variety of applications throughout the world, including energy production/distribution and utility, petrochemical and industrial, infrastructure, such as road, bridge and airport construction, as well as commercial and residential construction. We design, manufacture, and distribute a diversified line of crawler-mounted lattice-boom cranes, sold under the Manitowoc brand name, an expansive line of top-slewing and self-erecting tower cranes, sold under the Potain brand name, and a diversified line of mobile hydraulic cranes, sold under the Grove, Shuttlelift, and National Crane brand names. We also provide an expansive array of aftermarket services and continue to invest in our rental fleet to further expand our aftermarket services to customers. We sell our entire product offering to most regions of the world and offer our full line of services primarily in the United States and Europe. Moreover, we report using a geographic reporting structure to better align with the location of our customers and the unique market dynamics of each geographic region. We primarily distribute our products through a global network of independent distributors and/or rental companies. Additionally, we distribute our products through our wholly owned distribution network under the brand name of MGX and Aspen in certain areas of the United States. Our main products and services are:

Products.

Lattice-boom crawler cranes. Under the Manitowoc brand name, we design, manufacture, market, and sell lattice-boom crawler cranes. The lattice-boom sections, together with the crane base, are transported to and erected at a project site. These cranes are used to lift material and equipment in a wide variety of applications, including heavy construction, bridge and highway, infrastructure, and energy-related projects. These cranes are also used by the crane rental industry, which serves all the aforementioned end markets. Our lattice boom crawler cranes are produced in the U.S.

Tower cranes. Under the Potain brand name, we design, manufacture, market, rent, and sell tower cranes primarily used in the commercial and residential construction end markets. Tower cranes offer the ability to lift and distribute material at the point of use, more quickly and accurately than other types of lifting machinery, without utilizing substantial square footage on the ground. We offer a complete line of tower crane products, including top slewing, luffing jib, topless, self-erecting, and special cranes for large building projects.

Top-slewing tower cranes have a tower and a multi-sectioned horizontal jib. These cranes rotate from the top of their mast and can increase in height with the project. These cranes are sold to rental companies and building and construction groups for a variety of applications varying from skyscrapers, nuclear power plants, semiconductor plants, and general construction. There are three styles of top-slewing tower cranes: hammerhead/cathead; topless; and luffing jib. These cranes are produced in France, Portugal, India, and China.

Self-erecting tower cranes rotate from the bottom of the mast which have a counterweight positioned at the bottom. The lower segment of the range unfolds in four sections, two for the mast and two for the jib. Self-erecting cranes are utilized primarily in low to medium rise commercial and residential construction applications. The Company's self-erecting tower cranes are produced in France and Italy.

Mobile hydraulic cranes. Under the Grove, Shuttlelift, and National Crane brand names, we design, manufacture, market, rent, and sell mobile hydraulic cranes utilized in industrial, commercial, construction and maintenance applications. Mobile hydraulic cranes consist of a telescopic boom mounted on a carrier with the ability to easily move in or between job sites, with some permitted on public roadways. We currently offer the following six types of mobile hydraulic cranes: rough-terrain, all-terrain, truck-mounted, telescopic crawler, industrial, and boom truck.

Rough-terrain cranes are designed to lift materials and equipment on rough or uneven terrain, and their versatility allows them to carry out many different lifts within the boundaries of given job sites. These cranes cannot be driven on public roadways, and, accordingly, must be transported by truck to the site. Rough-terrain cranes are produced in the U.S. and Italy and sold under the Grove brand name.

All-terrain cranes are versatile cranes designed to perform a wide range of lifts on rough or uneven terrain. These cranes are highly maneuverable and roadable at highway speeds. All-terrain cranes are produced in Germany and sold under the Grove brand name.

Truck-mounted cranes provide simple set-up, long reach, high-capacity booms, and are roadable at highway speeds. These cranes are produced in the U.S and sold under the Grove brand name.

Telescopic crawler cranes consist of a telescopic boom superstructure mounted on a crawler crane chassis. These cranes are purchased as complete units from a strategic manufacturing partner and sold under the Grove brand name.

Industrial cranes are designed primarily for plant maintenance, storage yard, and material handling applications. These cranes allow for lifting and carrying loads on a smooth, flat surface. These cranes are produced in the U.S. and sold under the Grove and Shuttlelift brand names.

Hydraulic boom trucks are hydraulically powered telescopic cranes mounted on a conventional truck chassis. Hydraulic boom trucks are used primarily for lifting material on a job site. These cranes are produced in the U.S. under the National Crane brand name.

Services.

Aftermarket services.

We provide expansive aftermarket services such as sale of parts and accessories, field service work, routine maintenance services, technical support, erection and decommissioning services, crane and major component remanufacturing, training services, and telematics. Additionally, we continue to invest in our rental fleet in the United States and Europe to provide additional options and flexibility to our customers. Our aftermarket services are offered through our crane product brand names, Manitowoc, Potain, Grove, Shuttlelift, and National Crane, as well as through our wholly owned distributors, MGX and Aspen.

Parts and accessories. Parts and accessories are stocked at our parts distribution centers around the world and sold through our distribution networks to ensure availability of parts to our customers. Our distribution locations also stock operational critical and frequently used parts to increase parts fulfillment velocity and reduce customer downtime.

Services. Our certified technicians can provide troubleshooting, remote diagnostic, maintenance service, and repairs for our crane products. Our technicians provide customers with efficient and high-quality repairs to ensure the crane products can operate to the original crane product specification and performance. We have over 460 technicians globally which provide various aftermarket services to our customers.

Technical support. We have product-based technical support teams that provide advanced troubleshooting, major repair procedures, incident reporting, and repair consultation services. Our technical support team has extensive subject matter expertise and works closely with our engineering and manufacturing teams to provide prompt and expert advice to our customers.

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

Telematics. Manitowoc’s Potain Connect and Grove Connect telematics solutions provide subscription-based real-time access to service information on cranes through remote troubleshooting, enhancing service support, and improving speed to assist in resolving product issues. Key benefits include minimizing downtime on cranes and ability to monetize aftermarket revenue.

Manufacturing Process

Manitowoc operates nine manufacturing facilities across the world that utilize a variety of processes. In general, the manufacturing process involves the fabrication and machining of raw materials, primarily steel, which are then manufactured into sub-assemblies. Sub-assemblies are then assembled with purchased components into a complete crane. In our manufacturing operations, we maintain advanced manufacturing, quality assurance and testing equipment, and utilize extensive process automation. We have invested in Product Verification Centers at our major manufacturing facilities to support new product development, testing and qualification of sub-systems, and final product designs.

Competition

We sell our products in highly competitive end markets. We compete in each of our end markets based on product design, quality of products, aftermarket support services, product performance, maintenance costs, energy and resource savings, and overall total cost of ownership, which includes an attractive resale value. Given the expense that can be caused by operational disruption, our customers generally view quality and reliability as critical factors in their purchasing decision. We believe that we benefit from the following competitive advantages which create customer loyalty: strong brand names with competitive resale values, a reputation for quality and reliable products and aftermarket support and solution services, an established network of global distributors and customer relationships, broad product line offerings in the markets we serve, a commitment to customer-focused engineering design and product innovation, and in-house service and distribution. The following table sets forth our primary competitors:

Products	Primary Competitors
Tower Cranes	Cattaneo; Comansa; Favelle Favco; Jaso; Liebherr; Raimondi; Saez; Sany; SOIMA; Terex Comedil/Peiner; Vicario; Wolffkran; Yongmao; XCMG; and Zoomlion/Wilbert

Mobile Telescopic Cranes	Broderson; Elliott; Hitachi Sumitomo; Kobelco; Liebherr; Locatelli; Manitex; Sany; Link-Belt; Tadano; Terex; XCMG; and Zoomlion

Major Customers

We did not have any customers that individually comprised more than 10% of our consolidated net sales in the years ended December 31, 2024, 2023, or 2022.

Raw Material and Component Sources and Availability

We globally source raw materials and components such as semi- and fully-finished processed materials from suppliers. Our primary raw materials are structural and rolled steel and our purchased semi- and fully-finished processed materials are primarily steel structures, hydraulic components, and powertrains. We utilize a global sourcing strategy by maintaining alternate sources of supply for our critical materials and parts around the globe, wherever possible. This sourcing strategy mitigates the risk of being dependent on a single supplier and that raw materials and components are available in the regions we operate. For the majority of our critical suppliers, we have long-term agreements.

Patents, Trademarks and Licenses

We utilize patent rights to protect our intellectual property and our position as a leading provider of engineered lifting solutions. We hold numerous patents globally pertaining to our products in addition to having pending applications for additional patents. Further, we have various registered and unregistered trademarks, copyrights, and licenses. We believe our patents, trademarks, and copyrights are adequately protected in customary fashions under applicable laws and we actively enforce our patents, trademarks, and copyrights.

Engineering, Research, and Development

We believe our extensive engineering, research, and development capabilities are key drivers of our success in creating innovative and quality products. Our dedicated locations for research and development activities are staffed by in-house engineers and technicians on three continents, supplemented with external engineering resources, who are responsible for enhancing our existing products and developing new products.

Our team of engineers focus on developing high performance, low maintenance, and innovative products intended to create significant brand loyalty among customers. Design engineers work closely with our customers and our manufacturing and marketing staffs, enabling us to identify real-time changing end-user requirements, implement new technologies, and effectively introduce product innovations. Closely managed relationships with dealers, distributors, and end users help us identify their needs, not only for products, but for the service and support level that are critical to their profitable operations. As part of our ongoing commitment to provide superior products, we intend to continue our efforts to design products that meet evolving customer demands and reduce the period from product conception to product introduction.

Seasonality

Due to seasonal conditions in the northern hemisphere impacting customer buying behaviors, particularly in the construction industry, net sales in the first and third quarters of the year are generally the lowest.

Human Capital Management

With over 4,800 employees in more than 20 countries, the success of our Company depends on these talented and dedicated team members. Our culture of continuous improvement, The Manitowoc Way, inspires us to continually look for ways to improve the employee experience and therefore attract, grow, and retain the exceptional people we need now and in the future. Authentic leadership and a commitment to living our values every day creates trust, respect, and empowerment across our business. It helps us stay focused on delivering the best outcomes for all our stakeholders.

Employment

Manitowoc’s strategy requires the engagement of a skilled, high-performing workforce. As of December 31, 2024, we employed approximately 4,800 people; 1,800 in the Americas segment, 2,500 in the EURAF segment, and 500 in the MEAP segment. The vast majority of employees are full-time, with approximately 27% covered by a national trade union or collective bargaining agreement. Manitowoc is dedicated to investing continuously in technology, training, systems, and programs that help protect and support our people, as our long-term success depends on our people.

Health and Safety

The health and safety of our employees is a top priority, with a goal to achieve a zero-injury workplace. The Company aims to maintain an injury-free environment through the implementation of Safety Management Systems (“SMS”), focusing on safe working practices and the belief that all injuries are preventable. Health and safety performance across global manufacturing locations is tracked using a mix of lagging and leading indicators. The two lagging indicators used are Recordable Injury Rate (“RIR”) and Lost Time Injury Frequency Rate (“LTIFR”), calculated according to United States Department of Labor Occupational Safety and Health Administration standards. In 2024, our year end RIR was 1.19 compared to the industry average of 3.7 and our LTIFR was 0.81 compared to the industry average of 0.9. Industry standards are per the U.S. Bureau of Labor and Statistics. In addition to our focus on lagging indicators, we have developed pro-active programs to track our leading indicators which include reporting of “near misses” and daily hazard observations through our “SLAM” (Stop-Look-Assess-Manage) and “Interactive Observation” Programs. In 2024, we recorded 78,678 SLAMs and 21,458 Interactive Observations which drove improvements to both our RIR and LTIFR by helping our workforce to identify hazards and implement pro-active mitigation measures to avoid injury or loss. More information about our health and safety is in our latest Corporate Sustainability Report (“CSR”) which can be found on our Company website. The information provided in our CSR or on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference as part of this report.

Training and Talent Development

Our learning and development programs are designed to help employees achieve their full potential by building technical, operating, and leadership capabilities at all levels. These include environmental health and safety training, welding apprenticeships, sales skills development, lean manufacturing methodologies, and corporate compliance courses. Additional opportunities for personal and professional development include providing tuition reimbursement for ongoing education, supervisor leadership cohorts, apprenticeships and internships as we continuously look for the next generation of crane specialists, from engineers to accountants, and welders.

To ensure business continuity, management, senior leadership, and the Board of Directors regularly reviews the talent pipeline, identifies and develops succession candidates, and builds succession plans for key positions. To support their growth, we have programs like the Manitowoc Mentorship Program and individual development initiatives for current and future leaders. More information about our workplace initiatives can be found in our latest CSR which can be found on our company website. The information provided in our CSR or on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference as part of this report.

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

Macroeconomic conditions, including inflation and elevated interest rates, as well as prior supply chain, labor and logistics constraints, have had, and may continue to have, a negative impact on our ability to convert backlog into revenue which could, and has, impacted our financial condition, cash flows and results of operations. For instance, the delay in the realization of price increases and provisional pricing strategies (due to longer lead times of orders in our backlog), together with prior supply chain, labor and logistics constraints, previously impacted our ability to convert backlog into revenue, impacting the timings of those sales. In addition, prior shipping constraints resulted in delays in shipments in certain regions. Continuing or worsening inflation may have a material adverse impact on our financial condition, results of operations and/or cash flows.

Geopolitical events, including the ongoing conflicts in Ukraine and in the Middle East, have had and may continue to lead to logistic constraints, higher logistic costs, and significant volatility in raw material and component costs in Europe, exacerbating the inflation situation, which may have a material adverse impact on our financial condition, results of operations and/or cash flows.

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

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, demand for our products is cyclical and is impacted by the strength of the economy, generally, the availability of financing and other factors, including crude oil prices, that may have an effect on the level of construction activity on an international, national or regional basis, each of which have been and/or continue to be negatively impacted by global supply chain constraints, labor constraints, logistic constraints, cost pressures, inflation, elevated interest rates and geopolitical events. Additionally, the level of construction activity and customer demand has been and may continue to be impacted by pandemics or global health crises.

During periods of expansion in construction activity, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products, and challenging conditions can continue well beyond the end of such periods. Furthermore, any economic recession may impact leveraged companies, like us, more than competing companies with less leverage and may have a material adverse effect on our financial condition, results of operations and cash flows.

Demand for our products also depends in part on federal, state, local and foreign governmental spending and appropriations, including infrastructure, security and defense outlays. Reductions in governmental spending can reduce demand for our products, which in turn, can negatively affect our performance. Our sales depend, in part, upon our customers’ replacement or repair cycles. Adverse economic conditions, including global supply chain constraints, labor constraints, logistic constraints, and cost pressures, pandemics or public health crises, inflation, elevated interest rates and geopolitical events, have caused and may continue to cause customers to forego or postpone new purchases in favor of repairing existing machinery.

If we are unable to sufficiently adjust to market conditions, among other potential adverse effects on our financial condition, results of operations and cash flows, we could fail to deliver on expected results, incur high fixed costs and/or fail to benefit from any increased customer demand, resulting in loss of market share.

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

For the years ended December 31, 2024, 2023, and 2022, approximately 51%, 53%, and 55%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the Company’s international sales is part of our growth strategy. Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:

•
less flexible employee relationships which can be difficult and expensive to terminate;
•
labor unrest;
•
political and economic instability (including war and acts of terrorism);
•
adverse trade policies or adverse changes to any of the policies of either the United States or any of the foreign jurisdictions in which we operate;
•
export duties, tariffs, import controls and trade barriers (including quotas);
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

We have in the past and expect to continue to pursue acquisitions, strategic alliances, joint ventures or other significant transactions in line with our strategy. In order to pursue this strategy successfully, we must identify attractive acquisitions, strategic alliances, joint venture opportunities, potentially obtain financing for future acquisitions on satisfactory terms, successfully complete the transaction, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to identify or complete appealing acquisition, strategic alliance or joint venture opportunities given the intense competition for these transactions. Even if we identify and complete suitable transactions, we may not be able to successfully address inherent risks in a timely manner, or at all. These inherent risks include, among other things: failure to achieve all or any projected synergies, performance targets or other anticipated benefits of the acquisition, strategic alliance or joint venture; failure to successfully integrate the purchased operations, technologies, products or services and maintain uniform standard controls, policies and procedures; incurring substantial unanticipated integration costs; the loss of key employees, including those of an acquired business; diversion of management’s attention from other business concerns; failure to retain the customers of the acquired business; additional debt and/or assumption of known or unknown liabilities; potential dilutive issuances of equity securities; and a write-off of goodwill, customer lists, other intangibles and amortization of expenses. If we fail to successfully integrate an acquisition, we may not realize all or any of the anticipated benefits of the acquisition, and our future results of operations could be adversely affected.

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

As of December 31, 2024, we employed approximately 1,800 in the Americas segment, 2,500 in the EURAF segment, and 500 in the MEAP segment. The vast majority of employees are full-time, with approximately 27% covered by a national trade union or collective bargaining agreement. Any significant labor relations issues with our various employee unions could have an adverse effect on our operations, reputation, results of operations and financial condition.

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

As of December 31, 2024, our total consolidated debt was $390.2 million compared to $372.1 million as of December 31, 2023.

We and certain of our subsidiaries (the “Loan Parties”) are parties to a credit agreement (the “ABL Credit Agreement”), as last amended on September 18, 2024, with JP Morgan Chase Bank, N.A. as administrative and collateral agent, and certain financial institutions party thereto as lenders, providing for a senior secured asset-based revolving credit facility (the “ABL Revolving Credit Facility”) of up to $325.0 million, of which $100.0 million is available to our German subsidiary that is a borrower under the ABL Revolving Credit Facility. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and certain fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2031 Notes (as defined below) and the related guarantees. The ABL Revolving Credit Facility matures on September 18, 2029.

On September 19, 2024, we and certain of our subsidiaries entered into an indenture with U.S. Bank Trust Company, National Association as trustee and notes collateral agent, pursuant to which we issued $300.0 million aggregate principal amount of senior secured second lien notes due on October 1, 2031, with an annual coupon rate of 9.25% (the “2031 Notes”). Interest on the 2031 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. The 2031 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of our existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility or that guarantees certain other debt of us or a guarantor. The 2031 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of us and of the guarantors that secure obligations under the ABL Revolving Credit Facility.

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

The agreements governing our debt include covenants that restrict, among other matters, our ability to assume or guarantee additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of our capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates and designate our subsidiaries as unrestricted. Certain of our debt facilities require or will require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Adhering to these covenants may also require that we take disadvantageous actions, including reducing spending on marketing, advertising and new product innovation, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flows from operations to the payment of principal and interest on our indebtedness. Our leverage could also put us at a disadvantage compared to any competitors that are less leveraged. We cannot be certain that we will meet any future financial tests or that the lenders would waive any such failure to meet those tests. Refer to Note 10, “Debt,” to the Consolidated Financial Statements.

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

Our goodwill and intangible assets represent a significant amount of our total assets; as a result, impairment charges have had, and future impairment charges may have, an adverse effect on our results of operations.

As of December 31, 2024, goodwill and intangible assets — net totaled $196.3 million, or approximately 11.8% of our total assets. The Company performs its annual goodwill and indefinite-lived intangible assets impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Deterioration in macroeconomic conditions, a decline in actual results as compared with the Company's projections, a prolonged low Company equity market capitalization, or material changes to management's assumptions could require the Company to recognize non-cash charges to operating earnings from goodwill and/or intangible asset impairment charges. Material changes to management’s assumptions include weakening industry or economic trends, disruptions to the Company's business, unexpected significant changes or planned changes in the use of the assets or in entity structure. Goodwill or intangible asset impairments have had, and any future impairments may have, a material adverse effect on our results of operations.

We face risks associated with our pension and other postretirement benefit obligations.

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2024, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $50.6 million (“unfunded status”), as compared to $61.4 million as of December 31, 2023. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

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

Our operations, facilities and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the remediation of contamination, and otherwise relating to health, safety and the protection of the environment. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental and health and safety matters and have in the past and will continue to incur capital costs and other expenditures relating to such matters. For example, we recently entered into a consent decree with the United States government concerning our participation in the Environmental Protection Agency's Transition Program for Equipment Manufacturers and related matters. Refer to Note 17, “Commitments and Contingencies” to the Consolidated Financial Statements.

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

In addition, increasing laws and regulations dealing with environmental aspects of the products we manufacture can result in significant expenditures in designing and manufacturing new products that satisfy such new laws and regulations. In particular, many scientists, legislators and others attribute climate change to increased levels of greenhouse gas emissions. While additional regulation of emissions in the future appears likely, how such new regulations would ultimately affect our business, operations or financial results is unknown at this time.

Our international sales and operations are subject to applicable laws relating to trade, export controls and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable international trade, customs, export controls and economic sanctions laws and regulations of the United States and other countries. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or gifts to foreign governments or officials. The recent presidential administrations in the United States have taken, and may take additional, actions that may inhibit international trade by U.S.-based companies. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned parties, and may result in modifications to compliance programs. Violation of these laws or regulations could result in sanctions or fines and could have a material adverse effect on our financial condition, results of operations, cash flows and reputation.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

The Company’s risk management program includes procedures, systems, and processes for assessing, identifying, and managing material risks from cybersecurity threats. Overall, we address cybersecurity risks through the Board of Directors (the "Board") and management oversight and a system of controls and procedures designed to protect the confidentiality, integrity, and availability of the Company’s information assets. The Company employs a comprehensive system of monitoring, detection, internal reporting, and prompt escalation of certain cybersecurity incidents, plans for incident response and recovery, technical safeguards, third-party risk management, and mandatory training and awareness campaigns.

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

The Global Information Services team has relevant educational and industry experience. The Director of Cybersecurity has served in various roles in information technology and security at Manitowoc for over 30 years, including the last six years overseeing cybersecurity. The Senior Vice President Global Information Systems has been with Manitowoc for over 24 years, leading the Global IS team since 2022.

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

Item 2. PROPERTIES

General Information

Manitowoc maintains leased and owned service centers, distribution centers, remanufacturing, manufacturing, and office facilities throughout the world. The Company believes the properties it owns to be generally well maintained and adequate for present use. Through planned capital expenditures, the Company expects these properties to remain adequate for future needs. Leased properties are covered by leases expiring over terms of one to twenty years. The Company does not anticipate any difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities.

Headquarters and Other Key Offices

The Company’s corporate headquarters is in a leased office located in Milwaukee, Wisconsin.

Service Centers

The Company operates service centers through its wholly owned subsidiary, MGX Equipment Services, in the following locations: Phoenix, Arizona; Denver, Colorado; Ankeny, Iowa; Baton Rouge and Belle Chasse, Louisiana; Baltimore, Maryland; Bloomington, Minnesota; Kansas City, Missouri; Billings, Montana; Winston-Salem, North Carolina; Omaha, Nebraska; Aiken, South Carolina; Houston and Dallas, Texas; Salt Lake City, Utah; and Norfolk, Virginia.

The Company also operates service centers in Europe and Australia at the following locations: Sydney, Australia; Saint Herblain, France; Vitrolles, France; Saint Ouen l’Aumône, France; Saint Pierre de Chandieu, France; Dole, France; Dry, France; Nice, France; Pompignac, France; Langenfeld, Germany; Lainate, Italy; Breda, Netherlands; Baltar, Portugal; Ajalvir, Spain; Buckingham, United Kingdom; and Barnsley, United Kingdom.

Parts Distribution Centers

The Company operates parts distribution centers in Jeffersonville, Indiana and Saint Pierre de Chandieu, France.

Remanufacturing

Remanufacturing of products through our EnCORE brand name is conducted in the following locations: Bauxite, Arkansas; Charlieu, France; Dry, France; Langenfeld, Germany; Belle Chasse, Louisiana; Baltimore, Maryland; Baltar, Portugal; Aiken, South Carolina; Houston, Texas; and Norfolk, Virginia.

Manufacturing

The manufacturing facilities are believed to be suitable for their intended purposes, with adequate capacities for current and projected needs for existing products. Manitowoc management continually monitors the Company’s capacity needs and makes adjustments as dictated by market and other conditions.

The following table provides information about material manufacturing facilities owned or leased by the Company as of December 31, 2024.

Facility Location
Americas
Shady Grove, Pennsylvania
EURAF
Wilhelmshaven, Germany
Niella Tanaro, Italy
Moulins, France
Charlieu, France
Baltar, Portugal
MEAP
Zhangjiagang, China
Pune, India

Item 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation incidental to its business, as well as other litigation of a non-material nature in the ordinary course of business. Refer to Note 17, “Commitments and Contingencies,” to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Each of the following executive officers of the Company has been elected by the Board of Directors. The information presented below is as of February 21, 2025.

Name	Age	Position With The Registrant	Principal Position Held Since
Aaron H. Ravenscroft	46	President and Chief Executive Officer	2020
Brian P. Regan	51	Executive Vice President and Chief Financial Officer	2022
Jennifer L. Peterson	48	Executive Vice President, General Counsel and Secretary	2022
Leslie L. Middleton	55	Executive Vice President, Americas and EU Mobile Cranes	2020
James S. Cook	41	Executive Vice President, Human Resources	2023

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MTW. The number of shareholders of record of common stock as of December 31, 2024 was 473.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s 2031 Notes and the Company’s ABL Revolving Credit Facility described below. For the years ended December 31, 2024 and 2023, no cash dividends were declared or paid.

The Company’s ABL Revolving Credit Facility and Indenture governing the 2031 Notes defines certain payments the Company can make, such as the repurchase or retirement of Company stock, prepayment of debt principal and distribution of dividends to holders of Company stock as “Restricted Payments.” These Restricted Payments may be constrained by a provision requiring a minimum fixed charge coverage ratio after giving effect to the Restricted Payments under the ABL Credit Agreement and a provision requiring a minimum consolidated total debt ratio under the 2031 Notes indenture. Refer to Note 10, “Debt,” to the Company’s Consolidated Financial Statements.

See Part III, Item 12 of this Annual Report on Form 10-K for certain information regarding the Company’s equity compensation plans.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
The Manitowoc Company, Inc.
S&P 500 Index
Russell 2000 Index

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2020	2021	2022	2023	2024
The Manitowoc Company, Inc.	(23.94)%	39.67%	(50.73)%	82.21%	(45.30)%
S&P 500 Index	18.40%	28.71%	(18.11)%	26.29%	25.02%
Russell 2000 Index	19.96%	14.82%	(20.44)%	16.93%	11.54%

	Indexed Returns
	Years Ending December 31,
	2019	2020	2021	2022	2023	2024
The Manitowoc Company, Inc.	100.00	76.06	106.23	52.34	95.37	52.17
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview: The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) is a leading provider of engineered lifting solutions headquartered in Milwaukee, Wisconsin, United States. Through its wholly owned subsidiaries, Manitowoc designs, manufacturers, markets, distributes and supports comprehensive product lines of mobile hydraulic cranes, lattice-boom crawler cranes, boom trucks, and tower cranes.

All dollar amounts are in millions throughout the tables included in Management’s Discussion and Analysis of Financial Condition and Results of Operations unless otherwise indicated.

Orders and Backlog

Orders and backlog are not measures defined by accounting principles generally accepted in the United States of America ("GAAP") and our methodology for determining orders and backlog may vary from the methodology used by other companies. Management uses orders and backlog for capacity and resource planning. The Company believes this information is useful to investors to provide an indication of future revenues. Backlog represents the dollar value of orders which are expected to be recognized in net sales in the future. Orders are included in backlog when an executed binding contract with a price that has a floor has been received but has not been recognized in net sales.

Orders for the year ended December 31, 2024 decreased 7.7% to $1,922.8 million from $2,082.3 million for the same period in 2023. The decrease in orders was primarily due to lower demand in the Americas segment as a result of uncertainty related to the U.S. presidential election and the high-interest rate environment, and lower demand in MEAP as a result of slowdowns in China and South Korea.

The Company’s backlog as of December 31, 2024 was $650.2 million, a 29.1% decrease from the December 31, 2023 backlog of $917.2 million. The decrease in backlog from December 31, 2023 was primarily attributable to the lower orders as discussed above. Backlog was unfavorably impacted by $12.9 million from changes in foreign currency exchange rates.

Results of Operations

A detailed discussion of the year-over-year changes for the years ended December 31, 2023 and 2022 can be found in the Management's Discussion and Analysis section of the Company's 2023 Annual Report on Form 10-K filed on February 23, 2024, and is available on the SEC's website at www.sec.gov as well as in the "Investors" section of our website at www.manitowoc.com.

Results of Operations for the Years Ended December 31, 2024 and 2023

	2024	2023	Change
Net sales	2,178.0	2,227.8	(2.2)%
Gross profit	375.0	425.2	(11.8)%
Gross profit %	17.2%	19.1%
Engineering, selling, and administrative expenses	315.7	328.3	(3.8)%
Interest expense	38.3	33.9	13.0%
Other expense - net	(0.4)	(13.0)	(96.9)%
Provision (benefit) for income taxes	(44.1)	5.0	*
*Measure not meaningful

Net Sales

Consolidated net sales for the year ended December 31, 2024 decreased 2.2% to $2,178.0 million from $2,227.8 million for the year ended December 31, 2023. The decrease was primarily attributable to lower new crane shipments in the EURAF and MEAP segments. This was partially offset by $16.5 million of higher non-new machine sales primarily due to higher used crane shipments. Net sales were unfavorably impacted by $2.7 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the year ended December 31, 2024 decreased 11.8% to $375.0 million compared to $425.2 million for the year ended December 31, 2023. The decrease was primarily attributable to the lower net sales, unfavorable product mix, and under absorption of fixed costs due to lower manufacturing volume of tower cranes in the EURAF segment.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses for the year ended December 31, 2024 decreased 3.8% to $315.7 million compared to $328.3 million for the year ended December 31, 2023. The decrease is primarily due to $12.3 million of lower costs associated with a legal matter with the U.S. Environmental Protection Agency (“U.S. EPA”) and $3.1 million of lower employee-related costs when compared to the prior year. This was partially offset by $2.8 million of higher marketing costs from the Company’s Crane Days event in the U.S. and the China bauma trade show and $5.8 million of higher research and development costs related to new product development.

Interest Expense

Interest expense for the year ended December 31, 2024 increased 13% to $38.3 million compared to $33.9 million for the year ended December 31, 2023. The increase was primarily due to higher average debt and higher interest rates on borrowings from the Company's ABL revolving credit facility when compared to the prior year. See further detail at Note 10, “Debt,” to the Consolidated Financial Statements.

Other Expense – Net

Other expense – net for the year ended December 31, 2024 was $0.4 million and was primarily composed of $2.9 million of pension benefit and postretirement health costs and $1.1 million of non-cash losses associated with the refinancing of the Company’s former senior secured second lien notes. This was partially offset by $2.6 million of net foreign currency transaction gains and $0.7 million of interest income.

Other expense - net for the year ended December 31, 2023 was $13.0 million and was primarily composed of a $9.3 million non-cash write-off of foreign currency translation adjustments related to the curtailment of operations in Russia and $6.0 million of pension benefit and postretirement health costs. This was partially offset by $3.3 million of net foreign currency transaction gains.

Provision (benefit) for Income Taxes

During the year ended December 31, 2024 and 2023 the Company recorded a benefit for income taxes of $44.1 million and a provision for income taxes of $5.0 million, respectively.

The 2024 effective tax rate was favorably impacted by a $57.5 million net reduction of the valuation allowance. The rate was unfavorably impacted by $5.6 million of additional unrecognized tax benefit reserves recorded during the year and non-deductible expenses related to a legal matter.

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

Refer to Note 12, “Income Taxes,” to the Consolidated Financial Statements.

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

	Year ended December 31, 2024	Year ended December 31, 2023	Change
Net Sales
Americas	$1,197.6	$1,211.2	(1.1)%
EURAF	616.0	669.6	(8.0)%
MEAP	364.4	347.0	5.0%

Segment Operating Income (Loss)
Americas	$103.7	$111.7	(7.2)%
EURAF	(46.6)	(7.9)	*
MEAP	39.4	52.3	(24.7)%
*Measure not meaningful

Americas

Americas segment net sales decreased 1.1% in 2024 to $1,197.6 million from $1,211.2 million in 2023. The decrease was primarily attributable to product mix.

Americas segment operating income of $103.7 million decreased $8.0 million in 2024 from $111.7 million in 2023. The decrease was primarily attributable to the lower sales, unfavorable product mix, and $4.8 million of higher engineering, selling, and administrative expenses.

EURAF

EURAF segment net sales decreased 8.0% in 2024 to $616.0 million from $669.6 million in 2023. The decrease was primarily attributable to a lower number of new crane shipments, partially offset by $8.6 million of higher non-new machine sales, as a result of higher used crane shipments.

EURAF segment operating loss of $46.6 million increased $38.7 million in 2024 from $7.9 million in 2023. The increase in operating loss was primarily attributable to the lower net sales and under absorption of fixed costs due to lower manufacturing volume of tower cranes.

MEAP

MEAP segment net sales increased 5.0% in 2024 to $364.4 million from $347.0 million in 2023. The increase was primarily attributable to $9.3 million of higher non-new machine sales as a result of higher used crane shipments and $8.1 million of higher new machine sales as a result of favorable product mix. This was partially offset by lower realized pricing. MEAP net sales were unfavorably impacted by $2.7 million from changes in foreign currency exchange rates.

MEAP segment operating income of $39.4 million decreased $12.9 million from $52.3 million in 2023. The decrease was primarily attributable to the lower realized price and unfavorable product mix.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$49.2	$63.0
Net cash used for investing activities	(40.4)	(71.8)
Net cash provided by (used for) financing activities	6.7	(21.4)
Cash and cash equivalents	48.0	34.4

Cash Flows from Operating Activities

Net cash provided by operating activities of $49.2 million in 2024 decreased $13.8 million from $63.0 million in 2023. The decrease in net cash provided by operating activities was primarily due to $38.6 million of lower net income adjusted for non-cash items, partially offset by $24.8 million of lower cash use from changes in operating assets and liabilities. The lower cash use was primarily due to $68.1 million of additional cash provided by inventory, $18.3 million of additional cash provided by accounts receivable, $12.5 million of additional cash provided by other assets, partially offset by $74.1 million of higher cash used for accounts payable, accrued expenses, and other liabilities when compared to the prior year.

Cash Flows from Investing Activities

Net cash used for investing activities of $40.4 million in 2024 decreased $31.4 million from $71.8 million in 2023. The decrease in net cash used for investing activities was primarily due to $31.7 million of lower capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities of $6.7 million in 2024 increased $28.1 million from net cash used for financing activities of $21.4 million in 2023. The increase in net cash provided by financing activities was primarily due to $40.7 million of additional proceeds from the revolving credit facility and a $2.8 million increase of proceeds from other debt – net when compared to the prior year. This was partially offset by $7.5 million of payments for other financing activities and $7.4 million of payments for debt issuance costs related to the refinancing of the ABL Revolving Credit Facility and former senior secured second lien notes due April 1, 2026.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity position as of December 31, 2024 and 2023 is summarized as follows:

	2024	2023
Cash and cash equivalents	$48.0	$34.4
Revolver borrowing capacity	325.0	275.0
Other debt availability	42.4	45.2
Less: Borrowings on revolver	(79.0)	(60.0)
Less: Borrowings on other debt	(12.1)	(11.2)
Less: Outstanding letters of credit	(3.4)	(3.4)
Total liquidity	$320.9	$280.0

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

The maximum availability under the Company’s current ABL Revolving Credit Facility is $325.0 million, of which $100.0 million is available to our German subsidiary. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable, and certain fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all of the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2031 Notes and the related guarantees. The ABL Revolving Credit Facility has a maturity date of September 18, 2029, and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company's German subsidiary that is a borrower under this facility.

In addition to the ABL Revolving Credit Facility, the Company has access to committed and non-committed lines of credit to fund working capital in Europe and China. There are six facilities, of which five facilities are denominated in Euros totaling €37.0 million and one facility denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of December 31, 2024 for the six overdraft facilities is $42.4 million, with $12.1 million outstanding.

Debt

Outstanding debt as of December 31, 2024 and 2023 is summarized as follows:

	2024	2023
Borrowing under senior secured asset based revolving credit facility	$79.0	$60.0
Senior secured second lien notes due 2026	—	300.0
Senior secured second lien notes due 2031	300.0	—
Other debt	16.4	13.7
Deferred financing costs	(5.2)	(1.6)
Total debt	390.2	372.1
Short-term borrowings and current portion of long-term debt	(13.1)	(13.4)
Long-term debt	$377.1	$358.7

Both the ABL Revolving Credit Facility and 2031 Notes include customary covenants and events of default. Refer to Note 10, “Debt,” to the Consolidated Financial Statements for additional discussions of covenants for the ABL Revolving Credit Facility and 2031 Notes. As of December 31, 2024, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company may seek to opportunistically raise capital in the debt capital markets and bank credit markets.

Other Financing Arrangements

The Company has two non-U.S. accounts receivable financing programs with no maximum availability. Transactions under the non-U.S. programs were accounted for as sales in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the customer's maximum limit. Refer to Note 11, “Accounts Receivable Factoring,” to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2024, the Company had buyback commitments outstanding of $29.9 million. This amount is not reduced for amounts the Company would recover from the repossession and subsequent resale of collateral. Refer to Note 18, “Guarantees,” to the Consolidated Financial Statements for further information.

Contractual Obligations and Commercial Commitments

The Company's material cash requirements, contractual obligations and commercial commitments include the following:

Debt

As of December 31, 2024, the Company had outstanding debt of $390.2 million with $13.1 million payable within one year. The Company is committed to pay 9.25% of annual interest on the $300.0 million 2031 Notes that mature on October 1, 2031. Additionally, the Company's debt outstanding under the ABL Revolving Credit Facility is subject to variable interest using either the Alternate Base Rate or Term Benchmark, Applicable Overnight Rate, Central Bank Rate ("CBR") or RFR rate (each as defined in the ABL Credit Agreement) plus the applicable spread. For the year ended December 31, 2024 the Company incurred $7.8 million and $3.3 million of interest on borrowings from the ABL Revolving Credit Facility and other debts, respectively. Refer to Note 10, “Debt,” to the Consolidated Financial Statements for further information.

Purchase Obligations

As of December 31, 2024, the Company has purchase obligations of $890.4 million with $601.9 million due within one year. Purchase obligations consist primarily of open purchase orders for raw materials and various components used in the manufacturing process and purchase obligations from agreements with various suppliers that include a right of cancellation.

Leases

As of December 31, 2024, the Company had contractual fixed costs related to operating lease commitments of $72.5 million with $15.8 million due within one year. Refer to Note 20, “Leases,” to the Consolidated Financial Statements for further information.

Capital Expenditures

The Company funds capital expenditures that are intended to improve the cost structure of the Company’s business; invest in new processes, products and technology; maintain high-quality production standards; and maintain and expand the Company's rental fleet.

The Company paid a total of $45.7 million during 2024 for capital expenditures. For the year ended December 31, 2024, depreciation was $60.0 million. The Company anticipates that capital expenditures for 2025 will be approximately $47.0 million, of which approximately $23.0 million is for rental fleet assets.

Other Cash Requirements

The Company has unrecognized tax benefits totaling $13.9 million as of December 31, 2024, excluding related interest and penalties. It is reasonably possible that the unrecognized tax benefits could significantly change over the next 12 months. However, due to the highly uncertain nature of resolution and closure on audits, we are unable to estimate the range of impact at this time. Refer to Note 12, “Income Taxes,” to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740 “Income Taxes.”

The Company maintains defined benefit pension plans for some of the Company’s employees and retirees. The Board of Directors has established the Retirement Plan Committee to manage the operations and administration of all benefit plans and related trusts. Refer to Note 19, “Employee Benefit Plans,” to the Consolidated Financial Statements.

In 2024, cash contributions by the Company to defined benefit pension, postretirement medical, and other defined benefit plans were $9.1 million, and the Company estimates that its contributions in 2025 will be approximately $5.2 million. Cash contributions to the Company’s 401(k) plan were $9.0 million in 2024. Cash contributions to the 401(k) plan earned in 2024 and expected to be paid in 2025 are $3.3 million.

The Company maintains a non-qualified supplemental deferred compensation plan for highly compensated and key management employees and for non-employee directors of the Company. The Company contributes a matching contribution for eligible wages above IRS employee compensation limits for 401(k) retirement plans and/or an additional contribution from the Company for each individual participant, which may or may not be made, at the full discretion of the Company based on its performance. In 2024, cash contributions by the Company to the non-qualified supplemental deferred compensation plan were $0.2 million. Cash contributions to the non-qualified supplemental deferred compensation plan earned in 2024 and expected to be paid in 2025 are $0.4 million.

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

Adjusted ROIC is determined by dividing adjusted net operating profit after tax (“Adjusted NOPAT”) for the year ended December 31, 2024 by the five-quarter average of invested capital. Adjusted NOPAT is calculated by taking operating income plus the addback of amortization of intangible assets and the addback or subtraction of restructuring expenses, other non-recurring items - net, and provision for income taxes, which is determined using a 15% tax rate. Invested capital is defined as net total assets less cash and cash equivalents and income tax assets - net plus short-term and long-term debt. Income taxes are defined as income tax payables/receivables, net deferred tax assets/liabilities, and uncertain tax positions.

The Company’s Adjusted ROIC for the year ended December 31, 2024 was 6.0%. Below is the calculation of Adjusted ROIC for the year ended December 31, 2024.

Year Ended December 31, 2024
Operating income	$51.8
Amortization of intangible assets	2.9
Restructuring expense	4.6
Other non-recurring items - net[1]	9.1
Adjusted operating income	68.4
Provision for income taxes	(10.3)
Adjusted NOPAT	$58.1

5-Quarter Average
Total assets	$1,734.4
Total liabilities	(1,126.5)
Net total assets	607.9
Cash and cash equivalents	(35.0)
Short-term borrowings and current portion of long-term debt	26.2
Long-term debt	388.3
Income tax assets - net	(17.5)
Invested capital	$969.9

Adjusted ROIC	6.0%

(1)
Other non-recurring items - net for the year ended December 31, 2024 relate to $8.9 million of costs associated with a legal matter with the U.S. EPA and $0.2 million of one-time costs.

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring expense, other income (expense) – net, and certain other non-recurring items.

The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA for the years ended December 31, 2024 and 2023 is summarized as follows:

	Year Ended December 31,
	2024	2023
Net income	$55.8	$39.2
Interest expense and amortization of deferred financing fees	39.7	35.2
Provision (benefit) for income taxes	(44.1)	5.0
Depreciation expense	60.0	56.6
Amortization of intangible assets	2.9	3.2
EBITDA	114.3	139.2
Restructuring expense	4.6	1.3
Other non-recurring items - net (1)	9.1	21.8
Other expense - net (2)	0.4	13.0
Adjusted EBITDA	$128.4	$175.3
(1)
Other non-recurring items - net for the year ended December 31, 2024 relate to $8.9 million of costs associated with a legal matter with the U.S. EPA and $0.2 million of one-time costs. Other non-recurring items - net for the year ended December 31, 2023 relate to $21.2 million of costs associated with a legal matter with the U.S. EPA and $0.6 million of one-time costs
(2)
Other expense - net includes net foreign currency gains (losses), other components of net periodic pension costs, and other items in the years ended December 31, 2024 and 2023. Other expense – net for the year ended December 31, 2023 includes a $9.3 million write-off of non-cash foreign currency translation adjustments from the curtailment of operations in Russia.

Free Cash Flows

Free cash flows is defined as net cash provided by operating activities less capital expenditures. The reconciliation of net cash provided by operating activities to free cash flows for the years ended December 31, 2024 and 2023 is summarized as follows:

	Year Ended December 31,
	2024	2023
Net cash provided by operating activities	$49.2	$63.0
Capital expenditures	(45.7)	(77.4)
Free cash flows	$3.5	$(14.4)

Financial Risk Management

The Company is exposed to market risks from changes in interest rates, commodities, and foreign currency exchange rates. To reduce these risks, the Company selectively makes use of derivative financial instruments and other proactive management techniques. The Company has written policies and procedures that place financial instruments under the direction of corporate finance and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes or speculation is strictly prohibited.

For a more detailed discussion of the Company's accounting policies and the financial instruments that we use, refer to Note 2, “Summary of Significant Accounting Policies,” Note 4, “Fair Value of Financial Instruments,” and Note 10, “Debt,” to the Consolidated Financial Statements.

Interest Rate Risk

The Company's long-term debt primarily consists of $300.0 million on the 2031 Notes and borrowings under its ABL Revolving Credit Facility. Borrowings under the ABL Revolving Credit Facility are subject to variable interest using either the Alternate Base Rate or Term Benchmark, Applicable Overnight Rate, CBR or RFR rate (each as defined in the ABL Credit Agreement) plus the applicable spread. The variable interest rate is based upon the average availability as of the most recent determination date. As of December 31, 2024, the Company had borrowings on the ABL Revolving Credit Facility of $79.0 million. At any time, the Company could be party to various interest rate swaps in connection with its fixed or floating rate debt. No interest rate swaps were entered into or outstanding during 2024 or 2023. A hypothetical 100 basis point increase/decrease in the average interest rate of the Company's annual average borrowings under its ABL Revolving Credit Facility would have resulted in a $1.2 million increase/decrease to interest expense for the year ended December 31, 2024.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products. From time to time the Company may use commodity financial instruments to hedge commodity prices. No commodity financial instruments were entered into or outstanding during 2024 and 2023. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors.”

Currency Risk

The Company has manufacturing, sales, and distribution facilities around the world, and therefore, makes investments and enters into transactions denominated in various currencies, which introduces transactional currency exchange risk.

To mitigate transactional currency exchange risk, the Company, from time-to-time, enters into foreign exchange contracts to 1) reduce the earnings and cash flows impact on non-functional currency denominated receivables and payables and 2) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time it recognizes a particular purchase or sale transaction. Gains and losses resulting from hedging instruments either impact the Company’s Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged. The maturities of these foreign exchange contracts coincide with the expected underlying settlement date of the related cash inflow or outflow. The hedges of anticipated transactions are designated as cash flow hedges as required under ASC Topic 815 “Derivatives and Hedging.” As of December 31, 2024, the Company was party to foreign currency forward contracts with a notional value of $129.7 million all of which are carried on the Company’s balance sheet at fair value. As of December 31, 2024, a hypothetical 10% increase or decrease in the exchange rate in the Company’s portfolio of foreign currency contracts would result in a $11.5 million unrealized gain and a $5.6 million unrealized loss, respectively. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged.

Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end. Results of operations are translated into U.S. dollars at an average exchange rate for the period. The resulting translation adjustments are recorded in stockholders’ equity as other comprehensive income (loss). The cumulative translation adjustment recorded in other comprehensive income (loss) for the year ended December 31, 2024 was a loss of $20.8 million.

Environmental, Health, Safety, Contingencies and Other Matters

Refer to Part II, Item 8, Note 17, “Commitments and Contingencies,” where the Company has disclosed environmental, health, safety, contingencies and other matters.

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

Inventories and Related Reserve for Obsolete and Excess Inventory – Inventories are valued at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor and manufacturing overhead costs. Inventories are reduced by a reserve for excess and obsolete inventories. The estimated reserve is based upon specific identification of excess or obsolete inventories based on historical usage and estimated future usage.

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

The Company has two indefinite-lived intangible assets subject to an annual impairment test: the Potain trademark, tradename, and distribution network assets (“Potain Tradename”) and the Grove trademark, tradename, and distribution network assets (“Grove Tradename”). To perform its indefinite-lived intangible assets impairment test, the Company uses a fair-value method, based on a relief of royalty valuation approach. Management’s judgments and assumptions about the amounts of those cash flows and the discount rates are inputs to the annual impairment test. Impairment is determined based on the amount in which the carrying value of the indefinite-lived intangible asset exceeds its fair value, not to exceed the carrying amount of the indefinite-lived intangible asset.

As of October 31, 2024, the Company performed its annual goodwill impairment test. The fair values of the Americas - Distribution and MEAP reporting units were 13% and 69%, respectively, in excess of their carrying values as of the date of the annual impairment test and, therefore, were not impaired as of December 31, 2024.

As of October 31, 2024 the Company performed its annual indefinite-lived intangible assets impairment test. The fair value of the Potain and Grove Tradenames were substantially in excess of their carrying values as of the date of the annual impairment test and, therefore, were not impaired as of December 31, 2024.

A considerable amount of management judgment and assumptions are required in performing the goodwill and indefinite-lived asset impairment tests as it relates to the forecast of future revenues and margins, especially considering the limited operating history of Americas – Distribution, and the discount rate, as applicable. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required. Weakening industry or economic trends, disruptions to the Company's business, unexpected significant changes or planned changes in the use of the assets or in entity structure are all factors which may adversely impact the assumptions used in the valuations.

Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets are also subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was not a triggering event during the year ended December 31, 2024, with the exception of one asset group located in Europe. Based on the results of the recoverability test, it was determined that the undiscounted cash flows were in excess of the carrying value of the long-lived assets.

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

The Company monitors events and market conditions to determine if any interim impairment tests of goodwill, other intangibles or long-lived assets are warranted. Deterioration in macroeconomic conditions, a decline in actual results as compared with the Company’s projections, or a low equity market capitalization for a prolonged period, are factors which could indicate an interim triggering event has occurred. In the event the Company determines that assets are impaired in the future, the Company would recognize a non-cash impairment charge, which could have a material adverse effect on the Company’s Consolidated Balance Sheet and Results of Operations.

Employee Benefit Plans – The Company provides a range of benefits to its employees and retired employees, including pensions and postretirement health care coverage. Plan assets and obligations are recorded annually based on the Company’s measurement date utilizing various actuarial assumptions such as discount rates, expected return on plan assets, compensation increases, retirement and mortality rates and health care cost trend rates as of that date. The approach the Company uses to determine the annual assumptions are as follows:

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

The following table summarizes the sensitivity of the Company's December 31, 2024 retirement obligations and 2024 retirement benefit costs to changes in the key assumptions used to determine those results:

Change in assumption:	Estimated increase (decrease) in 2025 pension net periodic benefit costs	Estimated increase (decrease) in projected benefit obligation for the year ended December 31, 2024	Estimated increase (decrease) in 2025 other postretirement net periodic benefit costs	Estimated increase (decrease) in other postretirement benefit obligation for the year ended December 31, 2024
0.50% increase in discount rate	$(0.3)	$(6.8)	$—	$(0.1)
0.50% decrease in discount rate	0.3	7.4	—	0.1
0.50% increase in long-term return on assets	(0.5)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	0.5	N/A	N/A	N/A
1.0% increase in health care cost trend rates	N/A	N/A	—	0.1
1.0% decrease in health care cost trend rates	N/A	N/A	—	(0.1)

It is reasonably possible that the estimate for future retirement and medical costs may change in the near future due to changes in interest rates. Presently, there is no reliable means to estimate the amount of any such potential changes.

Measurements of net periodic benefit cost are based on the assumptions used for the previous year-end measurements of assets and obligations. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions when appropriate. As required by GAAP, the effects of the modifications are recorded currently or amortized over future periods. The Company has developed the assumptions with the assistance of its independent actuaries and other relevant sources, and believes the assumptions used are reasonable; however, changes in these assumptions could impact the Company’s financial position, results of operations, or cash flows.

Income Taxes – The Company accounts for income taxes under the guidance of ASC Topic 740-10, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and the valuation allowance recorded against the net deferred tax assets. The Company does not currently provide for additional U.S. and foreign income taxes which would become payable upon repatriation of undistributed earnings of foreign subsidiaries.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company recognizes deferred tax assets to the extent they are believed to be more likely than not to be realized by considering all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations.

The Company reviewed both positive and negative information, including the most recent three-year cumulative income position, and forecasted taxable earnings to determine the realizability of the deferred tax assets. As a result, the Company reduced the valuation allowances by $57.5 million related to U.S. federal and state deferred tax assets for the year ended December 31, 2024, and $19.0 million related to a foreign jurisdiction for the year ended December 31, 2023. As of December 31, 2024, valuation allowances of $73.4 million remained against deferred tax assets that are not more likely than not to be realized based on positive and negative evidence available as of this time. The realizability of deferred tax assets are continuously monitored and adjusted based on most recent available evidence. As such, valuation allowances may be established or reduced in future periods, which would decrease or increase the provision for income taxes.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Liquidity and Capital Resources, and Financial Risk Management in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a description of the quantitative and qualitative disclosures about market risk.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Manitowoc Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Manitowoc Company, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Goodwill – Americas – Distribution Reporting Unit – Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company performed its annual goodwill impairment test on October 31, 2024. The goodwill balance was $77.8 million as of December 31, 2024, of which $14.4 million related to the Americas – Distribution reporting unit. The Company used only the income approach to determine the fair value of the Americas – Distribution reporting unit. A considerable amount of management judgment and assumptions are required in performing the goodwill impairment test as it relates to forecasts of future revenues and margins and the selection of the discount rate. The Company determined that the fair value of the Americas - Distribution reporting unit exceeded its carrying value by 13% as of the measurement date and, therefore, no impairment was recognized.

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
•
We evaluated the reasonableness of management’s revenue and margin forecasts by comparing the forecasts to (1) historical revenues and margins and (2) forecasted information for certain companies in the reporting unit’s industry.
•
We reviewed industry reports for industry-specific and economic factors for the reporting unit and evaluated the reasonableness of management's revenue forecasts by comparing the forecasts to forecasted information from the industry reports.
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

February 21, 2025

We have served as the Company’s auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Manitowoc Company, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows of The Manitowoc Company, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for the year ended December 31, 2022 listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2024, 2023, and 2022

Millions of dollars, except per share data	2024	2023	2022
Net sales	$2,178.0	$2,227.8	$2,032.5
Cost of sales	1,803.0	1,802.6	1,668.0
Gross profit	375.0	425.2	364.5
Operating costs and expenses:
Engineering, selling, and administrative expenses	315.7	328.3	281.0
Asset impairment expense	—	—	171.9
Amortization of intangible assets	2.9	3.2	3.1
Restructuring expense	4.6	1.3	1.5
Total operating costs and expenses	323.2	332.8	457.5
Operating income (loss)	51.8	92.4	(93.0)
Other income (expense):
Interest expense	(38.3)	(33.9)	(31.6)
Amortization of deferred financing fees	(1.4)	(1.3)	(1.4)
Other income (expense) — net	(0.4)	(13.0)	5.8
Total other expense — net	(40.1)	(48.2)	(27.2)
Income (loss) before income taxes	11.7	44.2	(120.2)
Provision (benefit) for income taxes	(44.1)	5.0	3.4
Net income (loss)	$55.8	$39.2	$(123.6)
Per Share Data
Basic income (loss) per common share	$1.58	$1.12	$(3.51)

Diluted income (loss) per share	$1.56	$1.09	$(3.51)

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Comprehensive Income (Loss)

For the years ended December 31, 2024, 2023, and 2022

Millions of dollars	2024	2023	2022
Net income (loss)	$55.8	$39.2	$(123.6)
Other comprehensive income (loss), net of income tax:
Unrealized gain (loss) on derivatives, net of income tax benefit of $1.0, $0.0 and $0.0, respectively	(3.0)	(4.1)	5.4
Employee pension and postretirement benefit income, net of income tax (provision) benefit of $(1.3), $0.7 and $(1.1), respectively	2.6	5.0	17.0
Foreign currency translation adjustments, net of income tax (provision) benefit of $2.1, $0.1 and $(0.4), respectively	(20.8)	20.6	(27.9)
Total other comprehensive income (loss), net of income tax	(21.2)	21.5	(5.5)
Comprehensive income (loss)	$34.6	$60.7	$(129.1)

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2024 and 2023

Dollars in millions, except par value and share amounts	2024	2023
Assets
Current Assets:
Cash and cash equivalents	$48.0	$34.4
Accounts receivable, less allowances of $5.9 and $6.1, respectively	260.3	278.8
Inventories	609.4	666.5
Other current assets	41.2	53.3
Total current assets	958.9	1,033.0
Property, plant, and equipment — net	346.2	366.1
Operating lease right-of-use assets	59.3	59.7
Goodwill	77.8	79.6
Intangible assets — net	118.5	125.6
Other non-current assets	99.3	42.7
Total assets	$1,660.0	$1,706.7
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$389.4	$457.4
Customer advances	18.0	19.2
Short-term borrowings and current portion of long-term debt	13.1	13.4
Product warranties	37.0	47.1
Other liabilities	16.8	26.2
Total current liabilities	474.3	563.3
Non-Current Liabilities:
Long-term debt	377.1	358.7
Operating lease liabilities	47.0	47.2
Deferred income taxes	2.1	7.5
Pension obligations	47.1	55.8
Postretirement health and other benefit obligations	4.7	5.6
Long-term deferred revenue	17.5	24.1
Other non-current liabilities	50.1	41.2
Total non-current liabilities	545.6	540.1
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,134,245 and 35,094,993 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	615.1	613.1
Accumulated other comprehensive loss	(107.6)	(86.4)
Retained earnings	199.3	143.5
Treasury stock, at cost (5,659,738 and 5,698,990 shares, respectively)	(67.1)	(67.3)
Total stockholders’ equity	640.1	603.3
Total liabilities and stockholders' equity	$1,660.0	$1,706.7

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2024, 2023, and 2022

Millions of dollars	2024	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$55.8	$39.2	$(123.6)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Asset impairment expense	—	—	171.9
Depreciation expense	60.0	56.6	60.6
Amortization of intangible assets	2.9	3.2	3.1
Loss on debt extinguishment	1.1	—	—
Stock-based compensation expense	10.9	11.5	8.5
Amortization of deferred financing fees	1.4	1.3	1.4
Gain on sale of property, plant, and equipment	—	—	(0.9)
Net unrealized foreign currency transaction gains	—	—	(3.2)
Income tax benefit from change in reserve of uncertain tax positions	—	—	(11.0)
Deferred income tax expense (benefit) - net	(55.6)	(6.0)	4.4
Other	—	9.3	0.9
Changes in operating assets and liabilities
Accounts receivable	9.0	(9.3)	(36.4)
Inventories	21.4	(46.7)	(42.0)
Notes receivable	—	—	8.3
Other assets	8.5	(4.0)	5.8
Accounts payable	(39.1)	(28.5)	40.4
Accrued expenses and other liabilities	(27.1)	36.4	(11.3)
Net cash provided by operating activities	49.2	63.0	76.9
Cash Flows From Investing Activities
Capital expenditures	(45.7)	(77.4)	(61.8)
Proceeds from sale of fixed assets	4.8	5.6	1.5
Acquisition of business	—	—	2.3
Other	0.5	—	—
Net cash used for investing activities	(40.4)	(71.8)	(58.0)
Cash Flows From Financing Activities
Payments on revolving credit facility	(20.0)	(20.0)	(20.0)
Proceeds from revolving credit facility	40.7	—	—
Payments on long-term debt	(300.0)	—	—
Proceeds from long-term debt	300.0	—	—
Proceeds from (payments on) other debt - net	6.6	3.8	(5.1)
Debt issuance and other debt related costs	(7.4)	—	(1.9)
Exercises of stock options	—	0.3	0.1
Common stock repurchases	(5.7)	(5.5)	(3.0)
Other financing activities	(7.5)	—	—
Net cash provided by (used for) financing activities	6.7	(21.4)	(29.9)
Effect of exchange rate changes on cash and cash equivalents	(1.9)	0.2	—
Net increase (decrease) in cash and cash equivalents	13.6	(30.0)	(11.0)
Cash and cash equivalents at beginning of period	34.4	64.4	75.4
Cash and cash equivalents at end of period	$48.0	$34.4	$64.4
Supplemental Cash Flow Information
Interest paid	$36.6	$34.0	$30.8
Income taxes paid	12.9	10.1	7.3
The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Equity

For the years ended December 31, 2024, 2023, and 2022

Millions of dollars	2024	2023	2022
Common Stock - Par Value
Balance at beginning of year	$0.4	$0.4	$0.4
Balance at end of year	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of year	$613.1	$606.7	$602.4
Stock compensation plans	(8.9)	(5.1)	(4.2)
Stock-based compensation expense	10.9	11.5	8.5
Balance at end of year	$615.1	$613.1	$606.7
Accumulated Other Comprehensive Loss
Balance at beginning of year	$(86.4)	$(107.9)	$(102.4)
Other comprehensive income (loss)	(21.2)	21.5	(5.5)
Balance at end of year	$(107.6)	$(86.4)	$(107.9)
Retained Earnings
Balance at beginning of year	$143.5	$104.3	$227.9
Net income (loss)	55.8	39.2	(123.6)
Balance at end of year	$199.3	$143.5	$104.3
Treasury Stock
Balance at beginning of year	$(67.3)	$(65.7)	$(65.9)
Stock compensation plans	5.9	3.9	3.2
Common stock repurchases	(5.7)	(5.5)	(3.0)
Balance at end of year	$(67.1)	$(67.3)	$(65.7)
Total stockholders' equity	$640.1	$603.3	$537.8

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

Basis of Presentation The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

All amounts, except per share data and share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents The Company considers all cash, bankers acceptance, and short-term investments purchased with an original maturity of three months or less as cash and cash equivalents.

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

The following table is a rollforward of the allowance for credit losses for the years ended December 31, 2024, 2023, and 2022.

	2024	2023	2022
Balance at beginning of period	$6.1	$5.3	$7.3
Bad debt expenses	1.2	2.3	0.1
Use of reserve	(1.2)	(1.4)	(1.8)
Currency translation	(0.2)	(0.1)	(0.3)
Balance at end of period	$5.9	$6.1	$5.3

Inventories Inventories are valued at the lower of cost or net realizable value. Finished goods and work-in-process inventories include material, labor, and manufacturing overhead costs. The Company determines inventory value using the first-in, first-out and average cost methodologies.

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

The Company’s indefinite-lived intangible assets are not amortized but are subject to an annual impairment test. To perform its indefinite-lived intangible assets impairment test, the Company uses a fair-value method based on a relief of royalty valuation approach to determine the fair value of its indefinite-lived intangible assets. Management’s judgments and assumptions about the amounts of those cash flows and the discount rates are inputs to the annual impairment test. Impairment is determined based on the amount in which the carrying value of the indefinite-lived intangible asset exceeds its fair value, not to exceed the carrying amount of the indefinite-lived intangible asset. Refer to Note 8, “Goodwill and Intangible Assets,” for further details on the Company's impairment assessments. The Company’s definite-lived intangible assets subject to amortization are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If an indicator of impairment is identified, the Company would use the undiscounted cash flow model.

The Company’s intangible assets subject to amortization are amortized straight-line over the following minimum and maximum estimated useful lives according to the Company's policy:

Years
Patents	20
Customer relationships	12 - 18
Trademarks and tradenames	5
Noncompetition agreements	5

Property, Plant, and Equipment Property, plant, and equipment are stated at cost. Expenditures for maintenance and repairs are charged against earnings as incurred. Expenditures for major renewals and improvements that substantially extend the capacity or useful life of an asset are capitalized and depreciated over the remaining estimated useful life. The cost and accumulated depreciation for property, plant, and equipment sold, retired, or otherwise disposed of are relieved from the accounts, and resulting gains or losses are reflected in earnings. Property, plant, and equipment are depreciated over the asset’s estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes. The Company also has certain leasehold improvements which are depreciated over the lesser of the asset's useful life or lease term using the straight-line depreciation method.

Property, plant, and equipment are generally depreciated over the following estimated useful lives according to the Company's policy:

Years
Building and improvements	10 - 50
Machinery, equipment, and tooling	5 - 20
Furniture and fixtures	5 - 10
Computer hardware and software	3 - 5
Rental cranes	5 - 10

Property, plant, and equipment also includes cranes accounted for as operating leases which are included in rental cranes. Equipment accounted for as operating leases includes rental cranes leased directly to the customer and cranes for which the Company has assisted in the financing arrangement, whereby the Company has made a buyback commitment in which the customer at the time of the order had a significant economic incentive to exercise. Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life. Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement to the buyback amount at the end of the lease period. The amount of rental cranes included in property, plant, and equipment - net amounted to $142.1 million and $153.3 million, net of accumulated depreciation, as of December 31, 2024 and 2023, respectively.

The Company reviews property, plant, and equipment for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable. The Company conducts its impairment analyses in accordance with ASC Topic 360-10-5 “Property, Plant, and Equipment” (“Topic 360”). Topic 360 requires the Company to group assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and to evaluate the asset group against the sum of the undiscounted future cash flows. If the undiscounted cash flows are less than the net book value of the assets, any related impairment loss is calculated based upon comparison of the fair value to the net book value of the assets.

Warranties Estimated manufacturing warranty costs are recorded in cost of sales at the time of sale of the warranted products based on historical warranty experience for the related product or estimates of projected costs due to specific warranty issues on new products. These estimates are reviewed periodically and are adjusted based on changes in facts, circumstances, or actual experience. When a customer purchases an extended warranty, revenue associated with the extended warranty is deferred and recognized over the life of the extended warranty period. Costs during the extended warranty period are expensed as incurred. Costs associated with other warranty activity not related to a manufacturer's standard or extended warranty are recorded in the period a loss is probable and can be reasonably estimated in accordance with ASC Topic 450-20 “Loss Contingencies.”

Product Liabilities The Company records product liability reserves for its self-insured portion of any outstanding product liability cases when losses are probable and reasonably estimable. The reserve is based upon two estimates. First, the Company tracks the population of all outstanding product liability cases to determine an appropriate case reserve for each based upon the Company’s best judgment with the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case. Second, the Company determines the amount of additional reserve required to cover incurred, but not reported, product liability obligations and to account for possible adverse development of the established case reserves utilizing actuarially developed estimates. Insurance recoveries related to a product liability case are recorded as an asset in the period it is determined that the gain has been realized or realizable. Refer to Note 17, “Commitments and Contingencies,” for further information.

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

Stock-Based Compensation The Company recognizes expense net of estimated future forfeitures for non-performance stock-based awards on a straight-line basis over the vesting period of the entire award. The Company recognizes expense net of estimated future forfeitures for stock-based awards with performance goals based on actual or estimated achievement of those goals on a straight-line basis over the vesting period of the entire award. Estimated future forfeiture rates are based on the Company's historical experience. Refer to Note 15, “Stock-Based Compensation,” for more information on stock-based compensation plans.

Research and Development Research and development costs are charged to expense as incurred and amounted to $41.1 million, $35.3 million and $33.5 million for the years ended December 31, 2024, 2023, and 2022, respectively. Research and development costs include salaries, materials, contractor fees and other administrative costs. These costs are recorded within engineering, selling, and administrative expenses in the Consolidated Statement of Operations.

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

Comprehensive Income (Loss) Comprehensive income (loss) includes, in addition to net income (loss), other items that are reported as direct adjustments to Manitowoc stockholders’ equity. These items are foreign currency translation adjustments, employee postretirement benefit adjustments, and the change in fair value of certain derivative instruments.

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

Performance Obligations

The following is a description of principal activities from which the Company generates sales. Disaggregation of the Company’s revenue sources are disclosed in Note 16, “Segments.”

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

From time to time, the Company enters into agreements where the customer has the right to exercise a put option requiring the Company to buyback a crane at an agreed upon price. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise that right. If it is determined that the customer has a significant economic incentive to exercise that right, the agreement is accounted for as a lease in accordance with ASC Topic 842 “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the asset is transferred to the customer. Refer to Note 18, “Guarantees,” for additional information.

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

Practical Expedients and Exemptions

The Company expenses sales commissions when incurred because the amortization period would be one year or less. These costs are recorded within engineering, selling, and administrative expenses in the Consolidated Statement of Operations.

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

Recent Accounting Changes and Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting - Improvements to Reportable Segments Disclosures”. The amendments in this ASU improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The standard is effective for annual periods beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted this ASU as of December 31, 2024, which did not have a material impact on the Company’s consolidated financial statements. Refer to Note 16, “Segments” for the additional disclosures required by the adoption of this ASU.

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

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense". The amendments in this ASU require public companies to disclose more information about their expenses in their financial statements. The standard is effective for annual periods beginning after December 15, 2026 and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the adoption this ASU will have on its consolidated financial statements.

3. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the performance obligation. These amounts are recorded as customer advances in the Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the years ended December 31, 2024 and 2023.

	2024	2023
Balance at beginning of period	$19.2	$21.9
Cash received in advance of satisfying performance obligations	113.0	147.7
Revenue recognized	(113.3)	(150.8)
Currency translation	(0.9)	0.4
Balance at end of period	$18.0	$19.2

The Company recognizes a contract asset for certain remanufacturing, repair, and field service work when the service is completed but unbilled as of the end of the period. Contract assets are recorded in other current assets in the Consolidated Balance Sheets. Contract assets are immaterial as of December 31, 2024 and 2023.

4. Fair Value of Financial Instruments

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

Level 2 Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3 Unobservable inputs for the asset or liability

The following tables set forth the Company’s financial assets and liabilities related to FX Forward Contracts and the Manitowoc Company, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") that were accounted for at fair value as of December 31, 2024 and 2023.

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$0.1	$—	$0.1	Other current assets
Deferred Compensation Plan - Program B	8.8	—	—	8.8	Other non-current assets
Total current assets at fair value	$8.8	$0.1	$—	$8.9
Current Liabilities:
FX Forward Contracts	$—	$3.4	$—	$3.4	Accounts payable and accrued expenses

	Fair Value as of December 31, 2023
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$1.6	$—	$1.6	Other current assets
Deferred Compensation Plan - Program B	8.1	—	—	8.1	Other non-current assets
Total current assets at fair value	$8.1	$1.6	$—	$9.7
Current Liabilities:
FX Forward Contracts	$—	$0.6	$—	$0.6	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on October 1, 2031, with an annual coupon rate of 9.25% (the “2031 Notes”), was approximately $309.4 million as of December 31, 2024. Refer to Note 10, “Debt,” for a description of the 2031 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2031 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of December 31, 2024 due to the short-term nature of these instruments.

FX Forward Contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2. Refer to Note 5, “Derivative Financial Instruments,” for additional information.

The Deferred Compensation Plan utilizes a rabbi trust to hold assets intended to satisfy the Company's corresponding future benefit obligations. The plan assets and corresponding obligations for Program B under the Deferred Compensation Plan are classified within Level 1. Refer to Note 19, "Employee Benefit Plans," for additional information on the Deferred Compensation Plan.

5. Derivative Financial Instruments

The Company’s risk management objective is to ensure that business exposures to risks are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures. Operating decisions consider these associated risks and, whenever possible, transactions are structured to avoid or mitigate these risks.

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in AOCI. These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the years ended December 31, 2024, 2023 or 2022.

The Company had FX Forward Contracts with an aggregate notional amount of $129.7 million and $140.1 million outstanding as of December 31, 2024 and 2023, respectively. The aggregate notional amount outstanding as of December 31, 2024 is scheduled to mature within 13 months. The FX Forward Contracts purchased are denominated in various foreign currencies. As of December 31, 2024 and 2023, the net fair value of these contracts was a net short-term liability of $3.3 million and a net short-term asset of $1.0 million, respectively. The net long-term liability was immaterial as of December 31, 2024 and zero as of December 31, 2023. Net unrealized gains (losses), net of income tax, recorded in AOCI were $(1.7) million as of December 31, 2024 and $1.3 million as of December 31, 2023.

The gains (losses) recorded in the Consolidated Statement of Operations for FX Forward Contracts for the years ended December 31, 2024, 2023, and 2022 are summarized as follows:

	Recognized Location	2024	2023	2022
Designated	Cost of sales	$(1.7)	$2.3	$(5.8)
Non-Designated	Other income (expense) - net	2.4	(3.3)	7.2

6. Inventories

The components of inventories as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Raw materials	$121.4	$164.7
Work-in-process	114.8	111.3
Finished goods	373.2	390.5
Total Inventories	$609.4	$666.5

7. Property, Plant, and Equipment

The components of property, plant, and equipment as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Land	$14.3	$14.9
Building and improvements	203.3	201.5
Machinery, equipment, and tooling	318.3	318.4
Furniture and fixtures	13.3	13.8
Computer hardware and software	129.6	135.8
Rental cranes	185.7	201.9
Construction in progress	6.9	7.2
Total cost	871.4	893.5
Less accumulated depreciation	(525.2)	(527.4)
Property, plant, and equipment — net	$346.2	$366.1

Property, plant, and equipment is depreciated over the estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Additions to property, plant, and equipment included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2024 and 2023 was $5.3 million and $7.0 million, respectively.

Assets Held for Sale

As of December 31, 2023, the Company had $3.0 million of property, plant, and equipment classified as assets held for sale recorded in other current assets in the Consolidated Balance Sheets. This amount relates to a manufacturing building and land in Fanzeres, Portugal. As of December 31, 2024, the Company had sold the property, plant, and equipment previously classified as assets held for sale.

8. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023 are summarized as follows:

	Americas - Distribution	MEAP	Consolidated
Balance as of January 1, 2023	$14.4	$65.7	$80.1
Foreign currency impact	—	(0.5)	(0.5)
Net balance as of December 31, 2023	14.4	65.2	79.6
Foreign currency impact	—	(1.8)	(1.8)
Net balance as of December 31, 2024	$14.4	$63.4	$77.8

The gross carrying amount, accumulated impairment, and net book value of the Company's goodwill balances by reportable segment are summarized as follows:

	December 31, 2024			December 31, 2023

	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas	$180.9	$(166.5)	$14.4	$180.9	$(166.5)	$14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	63.4	—	63.4	65.2	—	65.2
Total	$326.5	$(248.7)	$77.8	$328.3	$(248.7)	$79.6

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. As of October 31, 2024, the Company performed its annual goodwill impairment test. The fair values of the Americas - Distribution and MEAP reporting units were in excess of their carrying values by 13% and 69%, respectively, as of the date of the annual impairment test and, therefore, were not impaired as of December 31, 2024.

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$26.3	$(13.0)	$13.3	$26.5	$(11.6)	$14.9
Patents	28.1	(27.8)	0.3	29.2	(28.8)	0.4
Noncompetition agreements	4.2	(2.8)	1.4	4.2	(2.0)	2.2
Trademarks and tradenames	2.2	(1.5)	0.7	2.2	(1.0)	1.2
Other intangibles	0.7	(0.7)	—	0.7	(0.7)	—
Total	61.5	(45.8)	15.7	62.8	(44.1)	18.7
Indefinite lived intangible assets:
Trademarks and tradenames	89.2	—	89.2	92.6	—	92.6
Distribution network	13.6	—	13.6	14.3	—	14.3
Total	102.8	—	102.8	106.9	—	106.9
Total intangible assets	$164.3	$(45.8)	$118.5	$169.7	$(44.1)	$125.6

Definite lived intangible assets are amortized over their estimated useful lives.

Amortization expense of intangible assets for the years ended December 31, 2024, 2023, and 2022 was $2.9 million, $3.2 million, and $3.1 million, respectively.

Excluding the impact of any future acquisitions, divestitures or impairments, the Company's anticipated future amortization of intangible assets as of December 31, 2024 is summarized as follows:

Year	Amortization
2025	$2.9
2026	2.5
2027	1.5
2028	1.4
2029	1.4
Thereafter	6.0
Total	$15.7

Long-lived assets, which are primarily made up of property, plant, and equipment and definite lived intangible assets, are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was not a triggering event during the year ended December 31, 2024, with the exception of one asset group located in Europe. Based on the results of the recoverability test, it was determined that the undiscounted cash flows were in excess of the carrying value of that asset group.

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company has two indefinite-lived intangible assets subject to an annual impairment test: the Potain trademark, tradename, and distribution network assets (“Potain Tradename”) and the Grove trademark, tradename, and distribution network assets (“Grove Tradename”). As of October 31, 2024, the Company performed its annual indefinite-lived intangible assets impairment test. The fair value of the Potain and Grove Tradenames were substantially in excess of their carrying values as of the date of the annual impairment test and, therefore, were not impaired as of December 31, 2024.

A considerable amount of management judgment and assumptions are required in performing the goodwill and indefinite-lived asset impairment tests as it relates to the forecast of future revenues and margins, especially considering the limited operating history of Americas – Distribution, and the discount rate, as applicable. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required. Weakening industry or economic trends, disruptions to the Company's business, unexpected significant changes or planned changes in the use of the assets or in entity structure are all factors which may adversely impact the assumptions used in the valuations.

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

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Trade accounts payable	$205.5	$254.7
Employee-related expenses	43.2	57.9
Accrued vacation	23.3	23.7
Miscellaneous accrued expenses	117.4	121.1
Total accounts payable and accrued expenses	$389.4	$457.4

10. Debt

Outstanding debt as of December 31, 2024 and 2023 is summarized as follows:

	2024	2023
Borrowing under senior secured asset based revolving credit facility	$79.0	$60.0
Senior secured second lien notes due 2026	—	300.0
Senior secured second lien notes due 2031	300.0	—
Other debt	16.4	13.7
Deferred financing costs	(5.2)	(1.6)
Total debt	390.2	372.1
Short-term borrowings and current portion of long-term debt	(13.1)	(13.4)
Long-term debt	$377.1	$358.7

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

On June 17, 2021, the Company amended the ABL Credit Agreement to adjust certain negative covenants which reduced restrictions on the Company’s ability to expand its rental business. On May 19, 2022, the Company further amended the ABL Credit Agreement to (i) extend the maturity date to May 19, 2027 (subject to a springing maturity date of December 30, 2025 if our senior secured lien notes due April 1, 2026 have not been repaid in full or refinanced prior to December 30, 2025), (ii) permit the inclusion, subject to certain limitations, of the crane rental assets of certain subsidiaries in the borrowing base used to calculate availability under the ABL Credit Agreement, (iii) permit separate financing of crane rental assets not included in the borrowing base and (iv) replace U.S. dollar London Inter-bank Offered Rate with interest rates based on the secured overnight financing rate plus a credit spread adjustment (“SOFR”).

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

As of December 31, 2024 and 2023, the Company had $79.0 million and $60.0 million, respectively, of borrowings outstanding under the ABL Revolving Credit Facility. During the period from September 18, 2024 to June 30, 2025, the spreads for Term Benchmark, Applicable Overnight Rate, CBR and RFR spread and Alternative Base Rate borrowings are deemed to be in Category 2. Excess availability as of December 31, 2024 was $242.6 million, which represents revolver borrowing capacity of $325.0 million less $79.0 million in borrowings outstanding and U.S. letters of credit outstanding of $3.4 million.

During the year ended December 31, 2024, the highest daily borrowing under the ABL Revolving Credit Facility was $173.0 million and the average borrowing was $120.5 million, while the weighted-average annual interest rate was 6.47%. During the year ended December 31, 2023, the highest daily borrowing under the ABL Revolving Credit Facility was $119.6 million and the average borrowing was $103.4 million, while the weighted-average annual interest rate was 5.21%.

As of December 31, 2024, the Company had outstanding $16.4 million of other indebtedness that has a weighted-average interest rate of approximately 4.90%. This debt includes balances on local credit lines, overdraft facilities, and other financing arrangements. The overdraft facilities are composed of five Euro facilities totaling €37.0 million and one Chinese Yuan facility totaling ¥30.0 million. Total U.S. dollar availability as of December 31, 2024 for the six overdraft facilities is $42.4 million, with $12.1 million outstanding.

On September 19, 2024, the Company and certain of its subsidiaries entered into an indenture with U.S. Bank Trust Company, National Association as trustee and notes collateral agent, pursuant to which the Company issued $300.0 million aggregate principal amount of the 2031 Notes with an annual coupon rate of 9.25%. Interest on the 2031 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. The 2031 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility or that guarantees certain other debt of the Company or a guarantor. The 2031 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of the Company and of the guarantors that secure obligations under the ABL Revolving Credit Facility. The Company used the net proceeds from this offering, together with cash on hand, to redeem all of its outstanding 9.00% senior secured second lien notes due 2026.

For the year ended December 31, 2024, the Company recorded a $1.1 million non-cash charge in other income (expense) – net in the Consolidated Statement of Operations associated with the Company’s refinancing of the ABL Revolving Credit Facility and 2031 Notes. The charge is related to unamortized debt issuance costs on the prior $300.0 million senior secured second lien notes due April 1, 2026.

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

The aggregate scheduled future maturities of outstanding debt obligations as of December 31, 2024 is summarized as follows:

Year	Maturities
2025	$13.1
2026	0.8
2027	0.9
2028	0.9
2029	79.7
Thereafter	300.0
Total	$395.4

The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2024 as shown on the Consolidated Balance Sheet due to $5.2 million of deferred financing costs associated with the 2031 Notes.

As of December 31, 2024, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

11. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with no maximum availability. Transactions under the non-U.S. programs were accounted for as sales in accordance with ASC 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the customer's maximum limit.

For the years ended December 31, 2024 and 2023, cash proceeds from the factoring of accounts receivable qualifying as sales were $169.8 million and $163.5 million, respectively.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the year ended December 31, 2024, 2023, and 2022 were immaterial.

12. Income Taxes

Income (loss) before income taxes for the years ended December 31, 2024, 2023, and 2022 is summarized as follows:

	2024	2023	2022
Income (loss) before income taxes:
United States	$7.5	$(32.7)	$(203.8)
Foreign	4.2	76.9	83.6
Total	$11.7	$44.2	$(120.2)

Provision (benefit) for income taxes for the years ended December 31, 2024, 2023, and 2022 is summarized as follows:

	2024	2023	2022
Current:
United States federal and state	$0.4	$0.3	$(11.7)
Foreign	11.1	10.7	10.9
Total current	11.5	11.0	(0.8)
Deferred:
United States federal and state	(55.1)	—	(2.4)
Foreign	(0.5)	(6.0)	6.6
Total deferred	(55.6)	(6.0)	$4.2
Provision (benefit) for income taxes	$(44.1)	$5.0	$3.4

The items accounting for the difference between income taxes computed at the United States federal statutory rate and the Company's effective rate for the years ended December 31, 2024, 2023, and 2022 is summarized as follows:

	2024	2023	2022
Federal income tax at statutory rate	$2.5	$9.3	$(25.2)
State income tax provision	1.0	2.0	0.9
Manufacturing and research incentives	(1.4)	(1.3)	(0.5)
Taxes on foreign income which differ from the federal statutory rate	(0.1)	9.1	(1.9)
Adjustments for unrecognized tax benefits	5.6	0.2	(11.0)
Adjustments to valuation allowances	(61.0)	(28.6)	5.2
United States tax reform	0.4	10.1	4.8
Goodwill and indefinite-lived intangible asset impairment	—	—	31.7
Audit settlements	—	(3.0)	—
Non-deductible expenses	8.8	8.2	1.6
Other items	0.1	(1.0)	(2.2)
Provision (benefit) for income taxes	$(44.1)	$5.0	$3.4

For the year ended December 31, 2024, the benefit for income taxes was primarily driven by a $57.5 million net reduction of the valuation allowance. The benefit was partially offset by an increase of $5.6 million in the reserve for unrecognized tax benefits. For the year ended December 31, 2023, the provision for income taxes was favorably impacted by the release of a $19.0 million valuation allowance and a $3.2 million tax benefit for the favorable resolution of a previously reserved foreign income tax matter. These benefits were partially offset by the tax effect of $8.2 million related to non-deductible expenses. For the year ended December 31, 2022, the benefit for income taxes related to unrecognized tax benefits was primarily driven by a release of a $12.1 million uncertain tax position, inclusive of $1.2 million of interest, related to U.S. Federal tax planning strategies implemented as a result of the Coronavirus Aid, Relief and Economic Security Act. There were no significant items included in “other items” for the years ended December 31, 2024, 2023, 2022.

For the years ended December 31, 2024, 2023, and 2022, the Company recorded a net income tax inclusion for global intangible low-taxed income (“GILTI”) in the amount of $2.1 million, $48.0 million, and $22.9 million respectively. The GILTI inclusion for each respective year is reflective of the final regulations issued in 2020 relating to Internal Revenue Code Section 951A and the treatment of foreign income subject to a high tax rate.

As of each reporting date, the Company considers new evidence, both positive and negative, that could impact its assessment related to future realization of deferred tax assets. The benefit for income taxes for the year ended December 31, 2024 includes a $57.5 million income tax benefit from the reduction of a valuation allowance. The provision for income taxes for the year ended December 31, 2023 includes a $19.0 million income tax benefit for the release of a valuation allowance. The income tax provision for the year ended December 31, 2022 includes a $1.2 million income tax benefit for the release of a valuation allowance. As of December 31, 2024, the Company has recorded valuation allowances on deferred tax assets for certain legal entities in Brazil, Chile, Russia, the U.K. and the United States as it is more likely than not that the assets will not be realized.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are summarized as follows:

	2024	2023
Deferred income tax assets:
Inventories	$15.8	$14.7
Deferred employee benefits	25.6	27.8
Product warranty reserves	6.3	7.8
Product liability reserves	0.2	2.6
Tax credits	8.5	7.9
Loss and other tax attribute carryforwards	111.0	114.1
Deferred revenue	2.0	3.9
Capitalized research costs	13.5	10.5
Other	17.5	12.5
Total deferred income tax assets	200.4	201.8
Less valuation allowance	(73.4)	(130.8)
Net deferred income tax assets	$127.0	$71.0
Deferred income tax liabilities
Property, plant, and equipment	$23.5	$25.6
Intangible assets	27.2	28.5
Total deferred income tax liabilities	$50.7	$54.1
Net deferred income tax assets	$76.3	$16.9

The net deferred tax assets reflected in the Consolidated Balance Sheets for the years ended December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Long-term income tax assets, included in other non-current assets	$78.4	$24.4
Long-term deferred income tax liability	(2.1)	(7.5)
Net deferred income tax asset	$76.3	$16.9

The Company believes that certain offshore cash can be accessed in a tax efficient manner and therefore, as of December 31, 2024, deferred taxes were not provided on approximately $182.7 million of unremitted earnings of foreign subsidiaries that may be remitted to the United States without material tax cost. The Company had approximately $403.1 million and $397.4 million of cumulative foreign earnings as of December 31, 2024 and December 31, 2023, respectively, which are asserted to be permanently reinvested. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

As of December 31, 2024, the Company had approximately $72.1 million of federal net operating loss carryforwards, which are available to reduce future federal tax liabilities. The full amount is not subject to any time restrictions for future use. As of December 31, 2023, the Company had approximately $96.4 million of federal net operating loss carryforwards, which were available to reduce future federal tax liabilities. However, utilization of the 2024 and 2023 indefinite lived loss carryforwards is limited annually to 80% of adjusted taxable income. The carryforward was previously offset by a valuation allowance as of December 31, 2023 and 2022.

As of December 31, 2024 and 2023, the Company had approximately $40.7 million and $43.2 million, respectively, of federal interest expense carryforward that is not subject to any time restrictions for future use. The utilization of the interest expense carryforward is limited annually to 30% of adjusted taxable income. The carryforward is offset by a full valuation allowance as of December 31, 2024 and 2023.

As of December 31, 2024 and 2023, the Company had approximately $682.7 million and $616.1 million, respectively, of state net operating loss carryforwards, which are available to reduce future state tax liabilities. As of December 31, 2024, these state net operating loss carryforwards expire at various times through 2044, respectively. As of December 31, 2024, $669.2 million of the carryforward is offset by a partial valuation allowance. As of December 31, 2023, the full amount is offset by a valuation allowance.

As of December 31, 2024 and 2023, the Company had approximately $208.5 million and $212.4 million, respectively, of foreign loss carryforwards, which are available to reduce future foreign tax liabilities. Substantially all the foreign loss carryforwards have an indefinite carryforward period of which $55.5 million is offset by a valuation allowance as of December 31, 2024 and $48.8 million as of December 31, 2023.

The Company or one of its subsidiaries files income tax returns in the United States and certain foreign jurisdictions. The following table provides the open tax years for which the Company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. federal	2016 — 2024
China	2015 — 2024
France	2021 — 2024
Germany	2018 — 2024

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of December 31, 2024, the Company believes that it is more likely than not that the tax positions taken will be sustained upon the resolution of audits resulting in no material impact on its consolidated financial position and the results of operations and cashflows. However, the final determination with respect to any tax audits, including any related litigation costs, settlements, penalties and/or interest assessments, could be materially different from the Company’s accruals and could have a material effect on its financial position, results of operations, and/or cashflows in the periods for which that determination is made.

During the years ended December 31, 2024, 2023, and 2022, the Company recorded an increase (decrease) to the gross unrecognized tax benefits including interest and penalties of $5.4 million, $0.2 million, and $(11.0) million, respectively, of which $0.6 million, $0.2 million, and $(1.7) million, respectively, are a result of adjustments to interest and penalties. Interest and penalties are recognized as a component of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties as of December 31, 2024, 2023, and 2022 is summarized as follows:

	2024	2023	2022
Balance at beginning of year	$9.1	$9.1	$18.4
Additions for tax positions of current year	2.2	0.1	0.1
Additions for tax positions of prior years	3.3	0.1	3.6
Reductions for tax positions of prior years	(0.2)	—	(11.0)
Reductions based on settlements with tax authorities	—	—	—
Reductions for lapse of statute of limitations	(0.5)	(0.2)	(2.0)
Balance at end of year	$13.9	$9.1	$9.1

As of December 31, 2024, 2023, and 2022, the Company recorded interest and penalties of $2.0 million, $1.4 million, and $1.2 million, respectively.

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $11.9 million as of December 31, 2024.

It is reasonably possible that the unrecognized tax benefits could significantly change over the next 12 months. However, due to the highly uncertain nature of resolution and closure on audits, we are unable to estimate the range of impact at this time.

13. Net Income (Loss) Per Common Share

The following is a reconciliation of the weighted average common shares outstanding used to compute basic and diluted net income (loss) per common share:

	2024	2023	2022
Basic weighted average common shares outstanding	35,221,758	35,093,963	35,184,336
Effect of dilutive securities - equity compensation awards	487,024	868,815	—
Diluted weighted average common shares outstanding	35,708,782	35,962,778	35,184,336

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 1,037,975 and 431,392 common shares were excluded from the computation of diluted net income per share for the years ended December 31, 2024 and 2023, respectively. Due to the net loss during the year ended December 31, 2022, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the diluted loss per share calculation for the period.

No cash dividends were declared or paid as of December 31, 2024, 2023, and 2022.

14. Equity

Authorized capitalization consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of December 31, 2024, the Company has authorization from the Board of Directors to purchase up to $35.0 million of the Company's common stock at management's discretion. During 2024, the Company repurchased 455,942 shares of the Company's common stock for $5.7 million under this authorization. As of December 31, 2024, the Company has $29.3 million remaining under this authorization.

As of December 31, 2023, the Company released $9.3 million of non-cash foreign currency translation adjustments recorded in accumulated other comprehensive loss on the Consolidated Balance Sheets to other income (expense) – net in the Consolidated Statement of Operations as a result of the substantial curtailment of its Russia operations. The results of the Company’s Russian operations continue to be included in its consolidated results in accordance with ASC 810, “Consolidation.”

The components of accumulated other comprehensive loss as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Foreign currency translation, net of income tax benefit of $2.3 and $0.2	$(98.2)	$(77.4)
Derivative instrument fair market value, net of income tax benefit of $1.0 and $0.0	(1.7)	1.3
Employee pension and postretirement benefit adjustments, net of income tax benefit of $12.3 and $13.6	(7.7)	(10.3)
Total accumulated other comprehensive loss	$(107.6)	$(86.4)

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component as of December 31, 2024 and 2023 are summarized as follows:

	Gains (Losses) on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2022	$5.4	$(15.3)	$(98.0)	$(107.9)
Other comprehensive income (loss) before reclassifications	(1.8)	2.4	11.3	11.9
Amounts reclassified from accumulated other comprehensive loss	(2.3)	2.6	9.3	9.6
Net other comprehensive income (loss)	(4.1)	5.0	20.6	21.5
Balance as of December 31, 2023	1.3	(10.3)	(77.4)	(86.4)
Other comprehensive income (loss) before reclassifications	(4.7)	2.4	(20.8)	(23.1)
Amounts reclassified from accumulated other comprehensive loss	1.7	0.2	—	1.9
Net other comprehensive income (loss)	(3.0)	2.6	(20.8)	(21.2)
Balance as of December 31, 2024	$(1.7)	$(7.7)	$(98.2)	$(107.6)

A reconciliation of the reclassifications out of accumulated other comprehensive loss, net of income taxes, for the years ended December 31, 2024, 2023, and 2022 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	2024	2023	2022		Recognized Location
Gain (losses) on cash flow hedges
FX Forward Contracts	$(1.7)	$2.3	$(5.8)		Cost of sales
Total before income taxes	(1.7)	2.3	(5.8)
Provision for income taxes	—	—	—
Total, net of income taxes	$(1.7)	$2.3	$(5.8)
Amortization of pension and postretirement items
Actuarial losses	$(0.3)	$(2.6)	$(2.9)	(a)	Other income (expense) - net
Amortization of prior service cost	(0.1)	(0.1)	1.3	(a)	Other income (expense) - net
Pension settlement gain	0.1	0.1	0.1	(a)	Other income (expense) - net
Total before income taxes	(0.3)	(2.6)	(1.5)
Benefit for income taxes	0.1	—	—
Total, net of income taxes	$(0.2)	$(2.6)	$(1.5)
Foreign currency translation
Losses on foreign currency translation	$—	$(9.3)	$—
Total before income taxes	—	(9.3)	—
Provision for income taxes	—	—	—
Total, net of income taxes	$—	$(9.3)	$—

Total reclassifications for the period, net of income taxes	$(1.9)	$(9.6)	$(7.3)
(a)
These accumulated other comprehensive loss components are components of net periodic pension cost (refer to Note 19, “Employee Benefit Plans,” for further details).
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

During the years ended December 31, 2024, 2023, and 2022, the Company recorded stock-based compensation expense of $10.9 million, $11.5 million, and $8.5 million, respectively, in engineering, selling, and administrative expense in the Consolidated Statement of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death, or disability provisions of the 2013 Omnibus Incentive Plan.

Shares are issued out of treasury stock upon exercise for stock options and vesting of restricted stock units and performance share units.

Stock Options

Stock option grants to employees are exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date.

The Company did not grant employees stock options in 2024, 2023, or 2022. Stock-based compensation expense is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The Company recognized no expense before income taxes associated with stock options during the years ended December 31, 2024 and 2023 and $0.1 million of expense during the year ended December 31, 2022.

The activity for stock options is summarized as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2023	494,370	$21.47
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(23,906)	23.47
Options outstanding as of December 31, 2024	470,464	$21.37	$—

Options exercisable as of December 31, 2024	470,464	$21.37	$—

Restricted Stock Units

The Company granted 461,632, 520,132, and 413,543 restricted stock units inclusive of director awards in 2024, 2023, and 2022, respectively. A total of 78,894, 77,576, and 56,640 equity compensation awards were granted to directors in 2024, 2023, and 2022, respectively, which vested immediately upon the grant date. The Company recognized $6.4 million, $6.3 million, and $5.2 million of compensation expense associated with restricted stock units during the years ended December 31, 2024, 2023, and 2022, respectively.

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

The activity for restricted stock units is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	805,462	$15.37
Granted	461,632	13.38
Vested	(405,309)	15.73
Forfeited	(21,991)	16.06
Unvested as of December 31, 2024	839,794	$14.07

As of December 31, 2024, the Company has $5.7 million of unrecognized compensation expense before income tax and net of estimated forfeitures related to restricted stock units which will be recognized over a weighted average period of 1.7 years.

Performance Share Units

The Company granted 365,174, 316,022, and 122,280 of performance share units in 2024, 2023, and 2022, respectively. The performance share units are earned based on service over the vesting period and only to the extent to which performance goals are met over the applicable three-year performance period. The performance goals vary for performance share units each grant year. The Company recognized $4.5 million, $5.2 million, and $3.2 million of compensation expense associated with performance share units during the years ended December 31, 2024, 2023, and 2022, respectively.

The performance goals for the performance share units granted in 2024 are weighted 60% on the 3-year average of the Company's adjusted return on invested capital ("Adjusted ROIC") percentage from 2024 to 2026 and 40% on cumulative non-new machine sales from January 1, 2024 through December 31, 2026. The Company defines non-new machine sales as parts sales, used crane sales, rental revenue, service revenue, and other revenue. The 2024 performance share units include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

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

The 2024 activity for performance share units is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2023	630,395	$17.39
Granted (1)	365,174	14.34
Adjustment for performance results achieved (2)	154,145	16.39
Vested	(302,479)	16.39
Forfeited	(21,121)	16.12
Unvested as of December 31, 2024	826,114	$15.95
(1)
Performance shares granted assuming achievement of performance goals at target.
(2)
Adjustment due to performance share units granted in 2021 and vested in 2024 where the number of shares achieved based on the three-year performance period ended December 31, 2023 were higher than target.

As of December 31, 2024, the Company has $5.7 million of unrecognized compensation expense before income tax and net of estimated forfeitures related to performance share units expected to be recognized over a weighted average period of 1.7 years.

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

	2024	2023	2022
Correlation	22.8%	28.2%	25.9%
Risk-free interest rate	4.5%	4.1%	1.7%
Expected volatility	51.2%	60.3%	59.5%
Expected dividend yield	—%	—%	—%

16. Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the President & CEO, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance as the source of the Company’s reportable operating segments.

The Company has three reportable segments: Americas, Europe and Africa (“EURAF”) and MEAP. The Americas reporting segment includes the North America and South America continents. The EURAF reporting segment includes the Europe and Africa continents, excluding the Middle East region. The MEAP reporting segment includes the Asia and Australia continents and the Middle East region.

The CODM evaluates the performance of its reportable segments based on net sales and operating income. Segment net sales are recognized in the geographic region the product is sold. Each reportable segment has new and non-new machine sales. Operating income for each segment includes net sales to third parties, cost of sales directly attributable to the segment, selling and administrative costs directly attributable to the segment, and engineering costs directly attributable to the segment. Manufacturing variances generated by the manufacturing locations within each operating segment are maintained in each segment’s operating income. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as stock-based compensation expenses, income taxes and other separately managed general and administrative costs. The Company does not include intercompany sales between segments for management reporting purposes. The CODM does not evaluate performance of the reportable segments based on total assets.

The following table shows information by reportable segment for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31, 2024				Year Ended December 31, 2023				Year Ended December 31, 2022
	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total
Revenues from external customers	$1,197.6	$616.0	$364.4	$2,178.0	$1,211.2	$669.6	$347.0	$2,227.8	$1,013.0	$761.5	$258.0	$2,032.5
Less: (a)
Cost of sales	962.1	541.1	299.8	1,803.0	973.6	557.8	271.2	1,802.6
Engineering, selling, and administration costs	127.8	119.0	24.4	271.2	123.0	118.8	23.2	265.0
Other segment items (b)	4.0	2.5	0.8	7.3	2.9	0.9	0.3	4.1
Segment operating income (loss)	103.7	(46.6)	39.4	96.5	111.7	(7.9)	52.3	156.1	(88.8)	(3.2)	40.2	(51.8)

Reconciliation of segment operating income (loss)
Interest expense				(38.3)				(33.9)				(31.6)
Amortization of deferred financing fees				(1.4)				(1.3)				(1.4)
Other (income) expense - net				(0.4)				(13.0)				5.8
Unallocated amounts:
Other corporate expenses				(44.7)				(63.6)				(41.3)
Restructuring (income) expense				—				(0.1)				0.1
Income (loss) before income taxes				$11.7				$44.2				$(120.2)

Other Segment Disclosures
Depreciation and amortization (c)	33.4	23.6	2.8	59.8	32.1	22.1	2.4	56.6	35.4	20.1	2.2	57.7
Capital expenditures	17.7	25.1	2.9	45.7	46.5	28.5	2.4	77.4	32.0	27.7	2.1	61.8
(a)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b)
Other segment items for each reportable segment includes:

Americas — amortization expense and restructuring expense.

EURAF — restructuring expense.

MEAP — restructuring expense.

(c)
The amount of depreciation and amortization disclosed by reportable segment are included within cost of sales or engineering, selling, and administration costs, as applicable.

Net sales by geographic area for the years ended December 31, 2024, 2023, and 2022 and property, plant, and equipment as of December 31, 2024 and 2023 are summarized as follows:

	Net Sales			Property, Plant, and Equipment
	2024	2023	2022	2024	2023
United States	$1,060.7	$1,039.9	$906.4	$170.5	$158.1
Europe	598.7	641.9	740.1	154.3	183.8
Other	518.6	546.0	386.0	21.4	24.2
Total	$2,178.0	$2,227.8	$2,032.5	$346.2	$366.1

New machine and non-new machine sales for the years ended December 31, 2024, 2023, and 2022 are summarized as follows:

	2024	2023	2022
New machine sales	$1,548.9	$1,615.1	$1,487.2
Non-new machine sales	629.1	612.7	545.3
Total net sales	$2,178.0	$2,227.8	$2,032.5

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

As of December 31, 2024, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company’s self-insurance retention levels have varied over the last 10 years. As of December 31, 2024, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of December 31, 2024, current and long-term product liability reserves were $1.4 million and $5.0 million, respectively. As of December 31, 2023, current and long-term product liabilities reserves were $11.4 million and $5.1 million, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of December 31, 2024 and December 31, 2023, the Company had zero and $3.9 million, respectively, of estimated insurance recoveries included in the other current assets in the Consolidated Balance Sheets.

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

As of December 31, 2024 and 2023, the Company had reserved $45.3 million and $56.8 million, respectively, for warranty and other related claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. Refer to Note 18, “Guarantees,” for further information.

It is reasonably possible that the estimates for warranty and other related claims, product liability, asbestos-related claims and other various legal matters may change based upon new information that may arise or matters that are beyond the scope of the Company’s historical experience. Presently, there are no reliable methods to estimate the amount of any such potential changes. The ultimate resolution of these matters, individually and in the aggregate, is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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

As of December 31, 2024, the Company agreed to the terms of a Consent Decree with the U.S. EPA and the U.S. Department of Justice regarding alleged violations of the TPEM. The Consent Decree has been lodged in the federal district court for the Eastern District of Wisconsin and the public comment period has ended. The proposed Consent Decree provides that the Company pay a civil penalty of $42.6 million and complete an emissions mitigation project upgrading a short-line locomotive engine in Maryland. Completion of the terms in the Consent Decree will settle this matter and release the Company from civil claims under the Clean Air Act related to the Company’s participation in the TPEM program.

As a result of the settlement, the Company recorded an additional charge of $8.9 million for the year ended December 31, 2024. The total recorded liability in accounts payable and accrued expenses in the Company’s Consolidated Balance Sheets was $45.0 million as of December 31, 2024, which accounts for the civil penalty and emissions mitigation project.

18. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with Topic 842. If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of December 31, 2024 and 2023 was $14.9 million and $32.2 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of December 31, 2024 and 2023 was $29.9 million and $43.4 million, respectively. These amounts are not reduced for amounts the Company would recover from repossession and subsequent resale of the units. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $14.3 million and $13.0 million as of December 31, 2024 and 2023, respectively. These amounts are not reduced for amounts the Company would recover from repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. In addition, the Company may incur other warranty related costs outside of its standard warranty period. Costs for other warranty related work are recorded in the period a loss is probable and can be reasonably estimated. Below is a table summarizing the warranty and other warranty related work for the years ended December 31, 2024, 2023, and 2022:

	2024	2023	2022
Balance at beginning of period	$56.8	$58.0	$60.2
Adjustments to accruals for warranties	25.5	28.9	27.3
Settlements made (in cash or in kind) during the period	(35.5)	(31.0)	(27.8)
Currency translation	(1.5)	0.9	(1.7)
Balance at end of period	$45.3	$56.8	$58.0

The long-term portion of the warranty liability is recorded in other non-current liabilities in the Consolidated Balance Sheets.

The Company sells extended warranty contracts, which it accounts for as a service type warranty under ASC Topic 606 – “Revenue from Contracts with Customers.” Revenue associated with extended warranty contracts is deferred and amortized on a straight-line basis over the duration of the extended warranty period. As of December 31, 2024 and 2023, there was $8.6 million and $6.1 million, respectively, of deferred revenue included in other current and non-current liabilities in the Consolidated Balance Sheets.

19. Employee Benefit Plans

The Company provides defined benefit pension plans, defined contribution plans, and/or other postretirement benefit plans to employees in many of the Company’s locations throughout the world. The Company’s defined benefit plans provide a benefit based on years of service and/or the employee’s average earnings near retirement. The Company’s defined contribution plans allow employees to contribute a portion of their salary to help save for retirement, and in most cases, the Company provides a matching contribution. The benefit obligation related to the Company’s non-U.S. defined benefit pension plans are for employees located primarily in Europe. For postretirement medical and other benefit plans, all of the Company’s benefit obligation is for employees located in the United States.

Defined contribution plans

The Company maintains two defined contribution retirement plans for its employees in the United States: (1) The Manitowoc Company, Inc. 401(k) Retirement Plan (the “Manitowoc 401(k) Plan”) and (2) The Manitowoc Deferred Compensation Plan. Each plan results in individual participant balances that reflect a combination of amounts contributed by the Company or deferred by the participant, amounts invested at the direction of either the Company or the participant, and the continuing reinvestment of returns until the accounts are distributed.

The Company also has various other non-U.S. defined contribution plans that allow eligible employees to contribute a portion of their salary to the plans. In most cases, the Company provides a matching contribution to the funds contributed by the employees. Company contributions to the plans are generally based upon formulas contained in the plans. Total costs incurred under the Non-U.S. defined contribution plans, and reported within the Consolidated Statement of Operations were $2.0 million, $1.7 million, and $1.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Manitowoc 401(k) Plan

The Manitowoc 401(k) Plan is a tax-qualified retirement plan that is available to substantially all U.S. employees of Manitowoc, its subsidiaries, and related entities.

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

Total costs incurred under this plan, and reported within the Consolidated Statement of Operations, were $9.3 million, $8.7 million and $11.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Manitowoc Deferred Compensation Plan accounts are credited with: (1) elective deferrals made at the request of the individual participant; (2) a matching contribution for eligible wages above IRS employee compensation limits for 401(k) retirement plans; and/or (3) an additional contribution from the Company for each individual participant, which may or may not be made, at the full discretion of the Company based on its performance. Although unfunded within the meaning of the Tax Code, the Manitowoc Deferred Compensation Plan utilizes a rabbi trust to hold assets intended to satisfy the Company’s corresponding future benefit obligations. Each participant in the Manitowoc Deferred Compensation Plan is credited with earnings based upon individual elections from a diverse mix of investment funds that are intended to reflect investment funds similar to those offered under the Manitowoc 401(k) Plan, including the Company’s stock. Participants do not receive preferential or above-market rates of return under the Manitowoc Deferred Compensation Plan.

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

Program A is accounted for as a plan that does not permit diversification. As a result, the Company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock. The deferred compensation obligation is classified as an equity instrument. Changes in the fair value of the Company’s stock and the compensation obligation are not recognized. The fair market value of the asset and corresponding obligation for Program A were $0.7 million and $1.2 million as of December 31, 2024 and 2023, respectively.

Program B is accounted for as a plan that permits diversification. As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted to reflect changes in the fair value of the obligation. The assets, which are included in other non-current assets, and obligations, which are included in other non-current liabilities, were $8.8 million and $8.1 million as of December 31, 2024 and 2023, respectively.

Total costs incurred under this plan, and reported within the Consolidated Statement of Operations, for the years ended December 31, 2024, 2023, and 2022 were $0.4 million, $0.2 million and $0.4 million, respectively.

Pension, Postretirement Medical and Other Benefit Plans

The Company provides certain pension, postretirement medical, and other benefits (death benefits) for eligible retirees and their dependents in the U.S. under various frozen plans. Pension benefits are provided under the Manitowoc U.S. Pension Plan (“U.S. Pension Plan”). Certain pension benefits are funded, the postretirement medical benefits are not funded but are paid as incurred, and the death benefits are fully insured. Eligibility for coverage is based on meeting certain years of service and retirement qualifications. The healthcare benefits may be subject to deductibles, co-payment provisions, and other limitations. The Company has reserved the right to modify these benefits which have been frozen.

In addition to the U.S. Pension Plan, the Company also maintains defined benefit pension plans for various Non-US subsidiaries which are sponsored directly by the Company or its subsidiaries and offered only to employees or retirees of those subsidiaries (“Non-U.S. Pension Plans”). Certain Non-U.S. Pension Plans have frozen benefit accruals.

The components of periodic benefit costs for the years ended December 31, 2024, 2023, and 2022 are summarized as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans			Postretirement Medical and Other
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Service cost - benefits earned during the year	$—	$—	$—	$1.3	$1.2	$1.6	$—	$0.1	$0.1
Interest cost of projected benefit obligation	5.2	5.5	3.2	2.7	3.0	1.7	0.3	0.4	0.2
Expected return on assets	(3.9)	(3.9)	(5.2)	(1.7)	(1.6)	(1.2)	—	—	—
Amortization of prior service cost	—	—	—	0.1	0.1	0.1	—	—	(1.4)
Amortization of actuarial net loss (gain)	1.8	2.2	1.9	0.1	1.6	1.5	(1.6)	(1.2)	(0.5)
Pension settlement gain	—	—	—	(0.1)	(0.1)	(0.1)	—	—	—
Net periodic benefit cost	$3.1	$3.8	$(0.1)	$2.4	$4.2	$3.6	$(1.3)	$(0.7)	$(1.6)
Weighted average assumptions:
Effective discount rate for benefit obligations	5.1%	5.4%	2.8%	3.7%	4.7%	1.4%	5.0%	5.4%	2.5%
Expected return on plan assets	4.9%	5.0%	4.7%	4.4%	5.4%	2.9%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	2.9%	3.7%	4.1%	N/A	N/A	N/A

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

The following is a reconciliation of the changes in benefit obligation, plan assets, and funded status as of December 31, 2024 and 2023:

	U.S. Pension Plan		Non-U.S. Pension Plans		Postretirement Medical and Other
	2024	2023	2024	2023	2024	2023
Change in Benefit Obligation
Benefit obligation, beginning of year	$106.4	$106.4	$61.9	$59.0	$6.6	$9.5
Service cost	—	—	1.3	1.2	—	0.1
Interest cost	5.2	5.5	2.7	3.0	0.3	0.4
Participant contributions	—	—	—	—	—	0.1
Actuarial (gain) loss	(4.4)	2.5	(1.9)	(0.3)	(0.7)	(2.4)
Currency translation adjustment	—	—	(2.6)	2.6	—	—
Pension settlement	—	—	(0.6)	(0.1)	—	—
Benefits paid	(8.0)	(8.0)	(3.3)	(3.5)	(0.7)	(1.1)
Benefit obligation, end of year	$99.2	$106.4	$57.5	$61.9	$5.5	$6.6
Change in Plan Assets
Fair value of plan assets, beginning of year	$82.2	$82.3	$31.3	$29.7	$—	$—
Actual return on plan assets	3.3	7.4	(1.2)	—	—	—
Employer contributions	4.9	0.5	3.5	3.6	0.7	1.0
Participant contributions	—	—	—	—	—	0.1
Currency translation adjustment	—	—	(0.5)	1.6	—	—
Pension settlement	—	—	(0.6)	(0.1)	—	—
Benefits paid	(8.0)	(8.0)	(3.3)	(3.5)	(0.7)	(1.1)
Fair value of plan assets, end of year	82.4	82.2	29.2	31.3	—	—
Funded status	$(16.8)	$(24.2)	$(28.3)	$(30.6)	$(5.5)	$(6.6)
Amounts recognized in the Consolidated Balance Sheets as of December 31
Pension asset	$—	$—	$3.8	$2.7	$—	$—
Short-term pension obligation	(0.5)	(0.5)	(1.3)	(1.2)	—	—
Long-term pension obligation	(16.3)	(23.7)	(30.8)	(32.1)	—	—
Short-term postretirement medical and other benefit obligations	—	—	—	—	(0.8)	(1.0)
Long-term postretirement medical and other benefit obligations	—	—	—	—	(4.7)	(5.6)
Net amount recognized	$(16.8)	$(24.2)	$(28.3)	$(30.6)	$(5.5)	$(6.6)
Weighted-Average Assumptions
Discount rate	5.6%	5.1%	4.4%	4.2%	5.3%	5.0%
Rate of compensation increase	N/A	N/A	3.8%	3.8%	N/A	N/A

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

Amounts recognized in accumulated other comprehensive loss as of December 31, 2024 and 2023, are summarized as follows:

	Pensions		Postretirement Medical and Other
	2024	2023	2024	2023
Net actuarial gain (loss)	$(27.2)	$(32.0)	$7.3	$8.3
Prior service cost	(0.2)	(0.2)	—	—
Total amount recognized	$(27.4)	$(32.2)	$7.3	$8.3

For measurement purposes, a 7.70% annual rate of increase in the per capita cost of covered health care benefits was assumed for the postretirement medical and other plan for 2024. The rate was assumed to decrease gradually to 4.00% in 2048 and remain at that level thereafter.

The weighted-average asset allocation of the U.S. Pension Plan as of December 31, 2024 and 2023, by asset category are summarized as follows:

	2024	2023
Equity	50.3%	53.3%
Fixed income	43.6%	39.7%
Other	6.1%	7.0%
Total	100.0%	100.0%

The weighted-average asset allocation of the Non-U.S. Pension Plans as of December 31, 2024 and 2023, by asset category are summarized as follows:

	2024	2023
Equity	—%	—%
Fixed income	52.0%	39.4%
Other(1)	48.0%	60.6%
Total	100.0%	100.0%
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

The Company reviews its long-term, strategic asset allocations annually. The Company uses various analytics to determine the optimal asset mix and considers plan liability characteristics, liquidity characteristics, funding requirements, expected rates of return, and the distribution of returns. The Company identifies investment benchmarks for the asset classes in the strategic asset allocation that are market-based.

Actual allocations to each asset class vary from target allocations due to periodic investment strategy changes, market value fluctuations, the length of time it takes to fully implement investment allocation positions and the timing of benefit payments and contributions. The asset allocation is monitored and rebalanced monthly.

The actual and target allocations for the pension assets as of December 31, 2024, by asset class, are summarized as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity Securities	46.2%	—%	50.3%	—%
Debt Securities	45.0%	63.0%	43.6%	52.0%
Other	8.8%	37.0%	6.1%	48.0%

Risk Management In managing the plan assets, the Company reviews and manages risk associated with funded status risk, interest rate risk, market risk, counterparty risk, liquidity risk, and operational risk. Liability management and asset class diversification are central to the Company’s risk management approach and are integral to the overall investment strategy. Further, asset classes are constructed to achieve diversification by investment strategy, by industry or sector and by holding. Asset performance is monitored against the relative benchmarked indices.

Fair Value Measurements The following tables present the Company’s plan assets using the fair value hierarchy as of December 31, 2024 and 2023. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Refer to Note 4, “Fair Value of Financial Instruments,” for definitions of each fair value level. The plan assets may consist of a combination of investments and are allocated based on the predominant asset class.

	December 31, 2024
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")*	Total
Equity:
U.S. equity	$—	$—	$—	$20.8	$20.8
International equity	—	—	—	20.3	20.3
Fixed income:
Corporate bonds and notes	—	—	—	14.8	14.8
Government and agency bonds	—	—	—	28.1	28.1
Commingled funds	—	—	—	12.9	12.9
International fixed income	—	—	—	4.4	4.4
Other:
Cash and cash equivalents	0.8	—	—	—	0.8
Annuity contracts	—	—	6.0	—	6.0
Other	0.7	—	—	2.8	3.5
Total	$1.5	$—	$6.0	$104.1	$111.6

*Certain assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

	December 31, 2023
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")*	Total
Equity:
U.S. equity	$—	$—	$—	$21.7	$21.7
International equity	—	—	—	22.1	22.1
Fixed income:
Corporate bonds and notes	—	—	—	16.6	16.6
Government and agency bonds	—	—	—	25.5	25.5
Commingled funds	—	—	—	11.1	11.1
International fixed income	—	—	—	4.7	4.7
Other:
Cash and cash equivalents	1.0	—	—	—	1.0
Money market funds	0.7	—	—	—	0.7
Annuity contracts	—	—	7.4	—	7.4
Other	—	—	—	2.7	2.7
Total	$1.7	$-	$7.4	$104.4	$113.5

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

A reconciliation of the fair value measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Annuity Contracts Year Ended December 31,
	2024	2023
Beginning Balance	$7.4	$8.5
Additions	—	0.5
Actual return on assets	0.1	(1.2)
Benefit payments	(1.4)	(0.9)
Foreign currency impact	(0.1)	0.5
Ending Balance	$6.0	$7.4

The expected 2025 minimum contributions for the U.S. pension plan are $3.0 million and there are no planned discretionary or non-cash contributions. The expected 2025 minimum contributions for the non-U.S. pension plans are $1.4 million and there are no planned discretionary or non-cash contributions. Expected Company paid claims for the postretirement medical and other plans are $0.8 million for 2025. Projected future benefit payments from the plans as of December 31, 2024 are estimated as follows:

	U.S. Pension Plan	Non-U.S. Pension Plans	Postretirement Medical and Other
2025	$8.8	$3.0	$0.8
2026	8.7	3.1	0.8
2027	8.7	3.4	0.7
2028	8.7	3.9	0.7
2029	8.6	3.9	0.6
Thereafter	40.2	19.7	2.3
Total	$83.7	$37.0	$5.9

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2024 and 2023 is summarized as follows:

	U.S. Pension Plan		Non U.S. Pension Plans
	2024	2023	2024	2023
Projected benefit obligation	$99.2	$106.4	$32.1	$33.8
Accumulated benefit obligation	99.2	106.4	29.2	30.6
Fair value of plan assets	82.4	82.2	—	0.5

The measurement date for all plans is December 31, 2024.

20. Leases

The Company has operating leases for offices, warehouses, land for storage of cranes, vehicles, information technology equipment, and manufacturing equipment. The remaining lease terms are up to 19 years, some of which include multiple renewal options which would extend the lease term for up to an additional 10 years, and some which include options to terminate the lease within one year. Certain leases include one or more options to renew; the exercise of lease renewal options is at the Company’s discretion. The Company includes renewal option periods in the lease term when it is determined that the options are reasonably certain to be exercised. The Company’s financing leases have an immaterial impact on the consolidated financial statements.

The components of lease expense for the years ended December 31, 2024, 2023, and 2022 are summarized as follows:

	2024	2023	2022
Operating lease cost	$16.9	$15.5	$14.0
Variable lease cost*	1.5	1.2	1.4
Total lease cost	$18.4	$16.7	$15.4
*Includes short-term leases, which are immaterial.

Supplemental Consolidated Balance Sheet information related to leases as of December 31, 2024 and 2023 are summarized as follows:

	2024	2023
Operating lease right-of-use assets	$59.3	$59.7

Other liabilities	$12.9	$13.0
Operating lease liabilities	47.0	47.2
Total operating lease liabilities	$59.9	$60.2

Cash paid for operating leases included in operating cash flows was $30.6 million, $29.5 million, and $26.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Operating lease right-of-use assets obtained in exchange for lease obligations were $14.9 million for the year ended December 31, 2024 and $26.0 million for the year ended December 31, 2023.

As of December 31, 2024, the Company’s operating leases have a weighted-average remaining lease term of 6.3 years and a weighted average discount rate of 6.1%. As of December 31, 2023, the Company's leases had a weighted-average remaining lease term of 6.4 years and a weighted average discount rate of 5.9%. Topic 842 requires a lessee to discount its unpaid lease obligations using the interest rate implicit in the lease, or if not readily determinable, the incremental borrowing rate at the time of lease commencement. Generally, the Company uses its incremental borrowing rate as the implicit rate cannot be determined. The Company’s incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms in a similar region.

Maturities of operating lease liabilities as of December 31, 2024 are summarized as follows:

Year	Lease Payments
2025	$15.8
2026	12.9
2027	11.5
2028	9.4
2029	7.1
Thereafter	15.8
Total lease payments	72.5
Less: imputed interest	(12.6)
Present value of lease liabilities	$59.9

As of December 31, 2024, we have additional operating leases for facilities that have not yet commenced with undiscounted lease obligations of approximately $9.5 million. These leases are expected to commence during the year ending December 31, 2025 and have terms of up to approximately 10 years.

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

Substantially all of the Company's leasing arrangements are classified as operating leases. Rental revenue is recognized on a straight-line basis over the rental period.

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

Refer to Note 7, “Property, Plant, and Equipment,” for the balance of rental cranes included in property, plant, and equipment in the Consolidated Balance Sheets.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the fourth quarter ended December 31, 2024 covered by this report, the Company made no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Manitowoc Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Manitowoc Company, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 21, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 21, 2025

Item 9B. OTHER INFORMATION

During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections in the Company’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) captioned “Corporate Governance – Governance of the Company,” "Corporate Governance - Insider Trading Policy," “Corporate Governance – Audit Committee,” “Election of Directors” and “Miscellaneous – Delinquent Section16(a) Reports.” See also “Information About Our Executive Officers” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2025 Proxy Statement captioned “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Transactions with Related Persons,” “Summary Compensation Tables,” “Potential Payments upon Termination or Change in Control, ” “CEO Pay Ratio” and “Pay versus Performance.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to security ownership of certain beneficial owners and management is incorporated by reference from the section of the 2025 Proxy Statement captioned “Ownership of Securities.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the section of the 2025 Proxy Statement captioned “Corporate Governance – Governance of the Company” and “Corporate Governance – Transactions with Related Persons.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2025 Proxy Statement captioned “Audit Committee Report.”

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

4.1

Indenture, dated September 19, 2024, between The Manitowoc Company, Inc., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated September 18, 2024).

4.2	Form of 9.25% Senior Secured Second Lien Note due 2031 (included as Exhibit 1 to Annex I of Exhibit 4.1).

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

10.6**

The Manitowoc Company, Inc. 2013 Omnibus Incentive Plan, as amended and restated (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 17, 2017 and incorporated herein by reference).

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

19	The Manitowoc Company, Inc. Insider Trading Policy	X(1)

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23.1	Consent of Deloitte & Touche LLP, the Company's Independent Registered Public Accounting Firm	X(1)

23.2	Consent of PricewaterhouseCoopers LLP	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

97	The Manitowoc Company, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).	X(1)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X(1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X(1)

(1) Filed Herewith

(2) Furnished Herewith

** Management contracts and executive compensation plans and arrangements.

(c) Financial Statement Schedule

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For the Years Ended December 31, 2024, 2023, and 2022

(dollars in millions)

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2022
Allowance for credit losses	$7.3	$0.1	$(1.8)	$(0.3)	$5.3
Deferred tax valuation allowance	$170.5	$10.6	$(4.9)	$(2.1)	$174.1
Year End December 31, 2023
Allowance for credit losses	$5.3	$2.3	$(1.4)	$(0.1)	$6.1
Deferred tax valuation allowance	$174.1	$1.7	$(30.2)	$(14.8)	$130.8
Year End December 31, 2024
Allowance for credit losses	$6.1	$1.2	$(1.2)	$(0.2)	$5.9
Deferred tax valuation allowance	$130.8	$1.2	$(57.2)	$(1.4)	$73.4

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: February 21, 2025

The Manitowoc Company, Inc.
(Registrant)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft, President and Chief Executive Officer (Principal Executive Officer and Director)	February 21, 2025

/s/ Brian P. Regan
Brian P. Regan, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2025

/s/ Ryan M. Palmer	February 21, 2025
Ryan M. Palmer, Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)

/s/ Anne E. Bélec
Anne E. Bélec, Director	February 21, 2025

/s/ Robert G. Bohn
Robert G. Bohn, Director	February 21, 2025

/s/ Anne M. Cooney
Anne M. Cooney, Director	February 21, 2025

/s/ Amy R. Davis
Amy R. Davis, Director	February 21, 2025

/s/ Ryan M. Gwillim
Ryan M. Gwillim, Director	February 21, 2025

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Chairman of the Board	February 21, 2025

/s/ Robert W. Malone
Robert W. Malone, Director	February 21, 2025

/s/ C. David Myers
C. David Myers, Director	February 21, 2025