Form 10-Q
period 2025-03-31
MANITOWOC CO INC
filed 2025-05-07
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of March 31, 2025, the registrant had 35,443,463 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2025 and 2024

(Unaudited)

(In millions, except per share and share amounts)

	Three Months Ended March 31,
	2025	2024
Net sales	$470.9	$495.1
Cost of sales	381.1	402.6
Gross profit	89.8	92.5
Operating costs and expenses:
Engineering, selling, and administrative expenses	82.9	76.0
Amortization of intangible assets	0.8	0.7
Restructuring expense	0.8	0.6
Total operating costs and expenses	84.5	77.3
Operating income	5.3	15.2
Other income (expense):
Interest expense	(8.7)	(9.2)
Amortization of deferred financing fees	(0.4)	(0.3)
Other income (expense) - net	(5.0)	0.7
Total other expense	(14.1)	(8.8)
Income (loss) before income taxes	(8.8)	6.4
Provision (benefit) for income taxes	(2.5)	1.9
Net income (loss)	$(6.3)	$4.5

Per Share Data and Share Amounts
Basic net income (loss) per common share	$(0.18)	$0.13

Diluted net income (loss) per common share	$(0.18)	$0.12

Weighted average shares outstanding - basic	35,273,783	35,265,449
Weighted average shares outstanding - diluted	35,273,783	36,060,640

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2025 and 2024

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(6.3)	$4.5
Other comprehensive income (loss), net of income tax:
Unrealized gains (losses) on derivatives, net of income tax provision of $0.8 and $0.0, respectively	2.5	(1.6)
Employee pension and postretirement benefit income (expense), net of income tax benefit of $0.0 and $0.0, respectively	(0.4)	0.1
Foreign currency translation adjustments, net of income tax (provision) benefit of $(2.7) and $0.6, respectively	15.8	(11.0)
Total other comprehensive income (loss), net of income tax	17.9	(12.5)
Comprehensive income (loss)	$11.6	$(8.0)

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2025 and December 31, 2024

(Unaudited)

(In millions, except par value and share amounts)

	March 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$41.4	$48.0
Accounts receivable, less allowances of $5.4 and $5.9, respectively	267.9	260.3
Inventories - net	701.7	609.4
Other current assets	43.5	41.2
Total current assets	1,054.5	958.9
Property, plant, and equipment - net	344.4	346.2
Operating lease right-of-use assets	67.5	59.3
Goodwill	78.0	77.8
Intangible assets - net	122.4	118.5
Other non-current assets	97.0	99.3
Total assets	$1,763.8	$1,660.0
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$456.0	$389.4
Customer advances	24.9	18.0
Short-term borrowings and current portion of long-term debt	17.6	13.1
Product warranties	38.3	37.0
Other liabilities	18.0	16.8
Total current liabilities	554.8	474.3
Non-Current Liabilities:
Long-term debt	381.4	377.1
Operating lease liabilities	54.6	47.0
Deferred income taxes	2.2	2.1
Pension obligations	48.1	47.1
Postretirement health and other benefit obligations	4.5	4.7
Long-term deferred revenue	17.1	17.5
Other non-current liabilities	49.5	50.1
Total non-current liabilities	557.4	545.6
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,443,463 and 35,134,245 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	611.3	615.1
Accumulated other comprehensive loss	(89.7)	(107.6)
Retained earnings	193.0	199.3
Treasury stock, at cost (5,350,520 and 5,659,738 shares, respectively)	(63.4)	(67.1)
Total stockholders' equity	651.6	640.1
Total liabilities and stockholders' equity	$1,763.8	$1,660.0

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2025 and 2024

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(6.3)	$4.5
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
Depreciation expense	14.8	14.7
Amortization of intangible assets	0.8	0.7
Stock-based compensation expense	2.6	3.7
Amortization of deferred financing fees	0.4	0.3
Loss on sale of property, plant, and equipment	0.1	0.2
Changes in operating assets and liabilities:
Accounts receivable	(3.6)	(15.3)
Inventories	(66.0)	(89.1)
Other assets	1.2	2.6
Accounts payable	61.4	56.6
Accrued expenses and other liabilities	7.5	(9.5)
Net cash provided by (used for) operating activities	12.9	(30.6)
Cash Flows from Investing Activities:
Capital expenditures	(10.8)	(12.2)
Proceeds from sale of fixed assets	0.1	0.2
Purchase of assets	(12.9)	—
Net cash used for investing activities	(23.6)	(12.0)
Cash Flows from Financing Activities:
Payments on revolving credit facility	(15.0)	—
Proceeds from revolving credit facility	17.9	14.0
Proceeds from other debt - net	3.3	29.1
Other financing activities	(3.0)	(2.9)
Net cash provided by financing activities	3.2	40.2
Effect of exchange rate changes on cash and cash equivalents	0.9	(0.5)
Net decrease in cash and cash equivalents	(6.6)	(2.9)
Cash and cash equivalents at beginning of period	48.0	34.4
Cash and cash equivalents at end of period	$41.4	$31.5
Supplemental Cash Flow Information
Interest paid	$1.5	$2.1
Income taxes paid	2.4	1.8
Operating right-of-use assets obtained	11.0	2.9
Finance right-of-use assets obtained	0.6	1.4

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three months ended March 31, 2025 and 2024

(Unaudited)

(In millions)

	March 31, 2025	March 31, 2024
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4
Balance at end of period	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$615.1	$613.1
Stock compensation plans	(6.4)	(8.3)
Stock-based compensation expense	2.6	3.7
Balance at end of period	$611.3	$608.5
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(107.6)	$(86.4)
Other comprehensive income (loss)	17.9	(12.5)
Balance at end of period	$(89.7)	$(98.9)
Retained Earnings
Balance at beginning of period	$199.3	$143.5
Net income (loss)	(6.3)	4.5
Balance at end of period	$193.0	$148.0
Treasury Stock
Balance at beginning of period	$(67.1)	$(67.3)
Stock compensation plans	3.7	5.3
Balance at end of period	$(63.4)	$(62.0)
Total stockholders' equity	$651.6	$596.0

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

1. Company and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) was founded in 1902 and has over a 120-year tradition of providing high-quality, customer-focused products and support services to its markets. Headquartered in Milwaukee, Wisconsin, United States, Manitowoc is one of the world's leading providers of engineered lifting products and services. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, distributes, and supports comprehensive product lines of mobile hydraulic cranes, lattice-boom crawler cranes, boom trucks, and tower cranes under the Aspen Equipment, Grove, Manitowoc, MGX Equipment Services, National Crane, Potain, and Shuttlelift brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure, and residential construction end markets. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc’s aftermarket support operations provide the Company with a consistent stream of recurring revenue.

The Company has three reportable segments, the Americas segment, the Europe and Africa ("EURAF") segment, and the Middle East and Asia Pacific (“MEAP”) segment. The Americas segment includes the North America and South America continents. The EURAF reporting segment includes the Europe and Africa continents, excluding the Middle East region. The MEAP reporting segment includes the Asia and Australia continents and the Middle East region. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Note 17, “Segments,” for additional information.

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2025 and 2024, the cash flows for the same three-month periods, and the financial position as of March 31, 2025 and December 31, 2024, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The balance sheet as of December 31, 2024, was derived from the audited annual financial statements. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2024. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All amounts, except per share data and share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

2. Recent Accounting Changes and Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The amendments in this ASU enhance the transparency and decision usefulness of income tax disclosures. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

3. Acquisition of Assets

Effective February 4, 2025, the Company acquired certain assets and distribution rights in Georgia, North Carolina, and South Carolina from Ring Power Corporation for total cash consideration of $12.9 million. The acquisition did not meet the definition of a business under Accounting Standards Codification (“ASC") 805, “Business Combinations,” and has therefore been accounted for as an asset acquisition.

The purchase price was allocated to the underlying assets acquired based upon their estimated fair value at the date of the acquisition as follows:

Inventory	$7.2
Intangible assets	2.0
Property, plant, and equipment	3.7
Total Consideration	$12.9

4. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the related performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$18.0	$19.2
Cash received in advance of satisfying performance obligations	30.3	39.1
Revenue recognized	(23.9)	(37.7)
Currency translation	0.5	(0.3)
Balance at end of period	$24.9	$20.3

The Company recognizes a contract asset for certain remanufacturing, repair, and field service work when service is completed but unbilled as of the end of the period. Contract assets are recorded in other current assets in the Condensed Consolidated Balance Sheets. Contract assets were $8.2 million and $8.8 million as of March 31, 2025 and December 31, 2024, respectively.

5. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts ("FX Forward Contracts") and The Manitowoc Company, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") that were accounted for at fair value as of March 31, 2025 and December 31, 2024.

	Fair Value as of March 31, 2025
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$0.9	$—	$0.9	Other current assets
Deferred Compensation Plan - Program B	8.6	—	—	8.6	Other non-current assets
Total current assets at fair value	$8.6	$0.9	$—	$9.5

Current Liabilities:
FX Forward Contracts	$—	$0.1	$—	$0.1	Accounts payable and accrued expenses

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Recognized Location
Current Assets:
FX Forward Contracts	$—	$0.1	$—	$0.1	Other current assets
Deferred Compensation Plan - Program B	8.8	—	—	8.8	Other non-current assets
Total current assets at fair value	$8.8	$0.1	$—	$8.9

Current Liabilities:
FX Forward Contracts	$—	$3.4	$—	$3.4	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on October 1, 2031, with an annual coupon rate of 9.25% (the “2031 Notes”), was $308.8 million as of March 31, 2025. Refer to Note 11, “Debt,” for a description of the 2031 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2031 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of March 31, 2025, due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) ("AOCI"). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the three months ended March 31, 2025 and 2024.

The Company had FX Forward Contracts with aggregate notional amounts of $73.7 million and $129.7 million in U.S. dollar equivalent as of March 31, 2025 and December 31, 2024, respectively. The FX Forward Contracts purchased are denominated in various foreign currencies. The aggregate notional amount outstanding as of March 31, 2025, is scheduled to mature within one year. Net unrealized gains (losses), net of income tax, recorded in AOCI for FX Forward Contracts were $0.8 million and ($1.7) million as of March 31, 2025 and December 31, 2024, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three months ended March 31, 2025 and 2024 are summarized as follows:

		Three Months Ended March 31,
	Recognized Location	2025	2024
Designated	Cost of sales	$(0.6)	$(0.9)
Non-Designated	Other income (expense) - net	$1.3	$1.4

7. Inventories

The components of inventories as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
Raw materials	$164.8	$121.4
Work-in-process	159.8	114.8
Finished goods	377.1	373.2
Total Inventories	$701.7	$609.4

8. Property, Plant, and Equipment

The components of property, plant, and equipment as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
Land	$14.7	$14.3
Building and improvements	207.2	203.3
Machinery, equipment, and tooling	328.4	318.3
Furniture and fixtures	13.6	13.3
Computer hardware and software	130.8	129.6
Rental cranes	185.0	185.7
Construction in progress	7.6	6.9
Total cost	887.3	871.4
Less: accumulated depreciation	(542.9)	(525.2)
Property, plant, and equipment - net	$344.4	$346.2

Property, plant, and equipment is depreciated over the estimated useful life of the asset using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Additions to property, plant, and equipment included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 were $1.5 million and $5.3 million, respectively.

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2025 are summarized as follows:

	Americas - Distribution	MEAP	Consolidated
Balance as of December 31, 2024	$14.4	$63.4	$77.8
Foreign currency impact	—	0.2	0.2
Balance as of March 31, 2025	$14.4	$63.6	$78.0

The gross carrying amount, accumulated impairment and net book value of the Company's goodwill balances by reportable segment as of March 31, 2025 and December 31, 2024, are summarized as follows:

	March 31, 2025			December 31, 2024

	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas	$180.9	$(166.5)	$14.4	$180.9	$(166.5)	$14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	63.6	—	63.6	63.4	—	63.4
Total	$326.7	$(248.7)	$78.0	$326.5	$(248.7)	$77.8

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the assets. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event for the three months ended March 31, 2025.

The gross carrying amount, accumulated amortization, and net book value of the Company’s intangible assets other than goodwill as of March 31, 2025 and December 31, 2024, are summarized as follows:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$28.3	$(13.5)	$14.8	$26.3	$(13.0)	$13.3
Patents	28.8	(28.5)	0.3	28.1	(27.8)	0.3
Noncompetition agreements	4.2	(3.0)	1.2	4.2	(2.8)	1.4
Trademarks and tradenames	2.2	(1.6)	0.6	2.2	(1.5)	0.7
Total	$63.5	$(46.6)	$16.9	$61.5	$(45.8)	$15.7
Indefinite-lived intangible assets:
Trademarks and tradenames	$91.4	$—	$91.4	$89.2	$—	$89.2
Distribution network	14.1	—	14.1	13.6	—	13.6
Total	105.5	—	105.5	102.8	—	102.8
Total intangible assets	$169.0	$(46.6)	$122.4	$164.3	$(45.8)	$118.5

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event for the three months ended March 31, 2025.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event for the three months ended March 31, 2025.

Other intangible assets with definite lives are amortized over their estimated useful lives. Amortization expense for the three months ended March 31, 2025 and 2024 was $0.8 million and $0.7 million, respectively.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025	December 31, 2024
Trade accounts payable	$268.4	$205.5
Employee-related expenses	44.7	43.2
Accrued vacation	25.5	23.3
Miscellaneous accrued expenses	117.4	117.4
Total accounts payable and accrued expenses	$456.0	$389.4

11. Debt

Outstanding debt as of March 31, 2025 and December 31, 2024 is summarized as follows:

	March 31, 2025	December 31, 2024
Borrowings under senior secured asset-based revolving credit facility	$83.3	$79.0
Senior secured second lien notes due 2031	300.0	300.0
Other debt	20.7	16.4
Deferred financing costs	(5.0)	(5.2)
Total debt	399.0	390.2
Short-term borrowings and current portion of long-term debt	(17.6)	(13.1)
Long-term debt	$381.4	$377.1

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

As of March 31, 2025 and December 31, 2024, the Company had $83.3 million and $79.0 million, respectively, of borrowings outstanding under the ABL Revolving Credit Facility. During the period from September 18, 2024 to March 31, 2025, the spreads for Term Benchmark, Applicable Overnight Rate, CBR and RFR spread and Alternative Base Rate borrowings are deemed to be in Category 2 as defined in the amended ABL Credit Agreement. Excess availability as of March 31, 2025 was $238.3 million, which represents available revolver borrowing capacity of $325.0 million less $83.3 million of borrowings outstanding and $3.4 million of U.S. letters of credit outstanding.

As of March 31, 2025, the Company had $20.7 million of other indebtedness outstanding that has a weighted-average interest rate of 4.2%. This debt includes balances on local credit lines, overdraft facilities, and other financing arrangements.

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

As of March 31, 2025, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with no maximum availability. Transactions under the non-U.S. programs were accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the customer's maximum limit.

For the three months ended March 31, 2025 and 2024, cash proceeds from the factoring of accounts receivable qualifying as sales were $52.6 and $36.0 million, respectively.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three months ended March 31, 2025 and 2024 were immaterial.

13. Income Taxes

The Company’s income (loss) before income taxes includes amounts from both U.S. and foreign jurisdictions. The annual effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates. In addition, tax expense is impacted by losses in jurisdictions where no tax benefit can be realized.

For the three months ended March 31, 2025 and 2024, the Company recorded a benefit for income taxes of $2.5 million and a provision for income taxes of $1.9 million, respectively.

As of March 31, 2025 and December 31, 2024, the Company’s unrecognized tax benefits, excluding interest and penalties, were $14.0 million and $13.9 million, respectively.

14. Net Income (Loss) Per Common Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income (loss) per common share:

	Three Months Ended March 31,
	2025	2024
Basic weighted average common shares outstanding	35,273,783	35,265,449
Effect of dilutive securities - equity compensation awards	—	795,191
Diluted weighted average common shares outstanding	35,273,783	36,060,640

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Due to the net loss incurred during the three months ended March 31, 2025, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the net diluted income (loss) per share calculations for the period. Anti-dilutive equity instruments of 497,801 common shares were excluded from the computation of diluted net earnings per share for the three months ended March 31, 2024.

No cash dividends were declared or paid during the three months ended March 31, 2025 and 2024.

15. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of March 31, 2025, the Company has $29.3 million remaining under the authorization from the Board of Directors to purchase up to $35.0 million of the Company’s common stock at management’s discretion.

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2023	$1.3	$(10.3)	$(77.4)	$(86.4)
Other comprehensive loss before reclassifications	(2.5)	—	(11.0)	(13.5)
Amounts reclassified from accumulated other comprehensive income (loss)	0.9	0.1	—	1.0
Net other comprehensive income (loss)	(1.6)	0.1	(11.0)	(12.5)
Balance as of March 31, 2024	$(0.3)	$(10.2)	$(88.4)	$(98.9)

Balance as of December 31, 2024	$(1.7)	$(7.7)	$(98.2)	$(107.6)
Other comprehensive income (loss) before reclassifications	2.0	(0.4)	15.8	17.4
Amounts reclassified from accumulated other comprehensive income (loss)	0.5	—	—	0.5
Net other comprehensive income (loss)	2.5	(0.4)	15.8	17.9
Balance as of March 31, 2025	$0.8	$(8.1)	$(82.4)	$(89.7)

A reconciliation of the reclassifications out of accumulated other comprehensive loss, net of income taxes for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$(0.6)	$(0.9)		Cost of sales
Total before income taxes	(0.6)	(0.9)
Benefit for income taxes	0.1	—
Total, net of income taxes	$(0.5)	$(0.9)
Amortization of pension and postretirement items
Actuarial losses	$—	$(0.1)	(a)	Other income (expense) - net
Amortization of prior service cost	—	—	(a)	Other income (expense) - net
Total before income taxes	—	(0.1)
Provision for income taxes	—	—
Total, net of income taxes	$—	$(0.1)

Total reclassifications for the period, net of income taxes	$(0.5)	$(1.0)

(a) These accumulated other comprehensive income (loss) components are components of net periodic pension cost (refer to Note 20, “Employee Benefit Plans,” for further details)

16. Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2025 is included in the Company’s 2024 Annual Report on Form 10-K.

During the three months ended March 31, 2025, the Company modified certain 2023 and 2024 restricted stock units and performance share units to settle them in cash in lieu of stock. The performance conditions, if applicable, and vesting schedules remain unchanged for these awards.

Total stock-based compensation expense, including cash-settled liability awards, was $2.6 million for the three months ended March 31, 2025 and $3.7 million for the three months ended March 31, 2024. The Company reports stock-based compensation expense within engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to the retirement, death, or disability provisions of the 2013 Omnibus Incentive Plan.

The Company granted no restricted stock units and performance share units to employees or non-employee directors during the three months ended March 31, 2025.

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

The CODM evaluates the performance of its reportable segments based on net sales and operating income. Segment net sales are recognized in the geographic region the product is sold. Each reportable segment has new and non-new machine sales. Operating income for each segment includes net sales to third parties, cost of sales directly attributable to the segment, selling and administrative costs directly attributable to the segment, and engineering costs directly attributable to the segment. Manufacturing variances generated by the manufacturing locations within each operating segment are maintained in each segment’s operating income. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as stock-based compensation expenses, income taxes and other separately managed general, and administrative costs. The Company does not include intercompany sales between segments for management reporting purposes. The CODM does not evaluate performance of the reportable segments based on total assets.

The following table shows information by reportable segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025				Three Months Ended March 31, 2024
	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total
Revenues from external customers	$259.3	$145.6	$66.0	$470.9	$283.2	$143.0	$68.9	$495.1
Less: (a)
Cost of sales	208.3	124.1	48.7	381.1	222.8	124.6	55.2	402.6
Engineering, selling, and administration costs	32.4	32.2	5.9	70.5	29.9	30.1	5.3	65.3
Other segment items (b)	0.9	0.6	—	1.5	1.0	0.1	0.2	1.3
Segment operating income (loss)	17.7	(11.3)	11.4	17.8	29.5	(11.8)	8.2	25.9

Reconciliation of segment operating income (loss)
Interest expense				(8.7)				(9.2)
Amortization of deferred financing fees				(0.4)				(0.3)
Other (income) expense - net				(5.0)				0.7
Unallocated amounts:
Other corporate expenses				(12.5)				(10.7)
Income (loss) before income taxes				$(8.8)				$6.4

Other Segment Disclosures
Depreciation and amortization (c)	8.8	5.3	0.7	14.8	7.9	5.9	0.8	14.6
Capital expenditures	5.8	3.6	1.0	10.4	4.2	7.2	0.8	12.2
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

Net sales by geographic area for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31,
	2025	2024
United States	$241.2	$249.2
Europe	141.5	138.2
Other	88.2	107.7
Total net sales	$470.9	$495.1

New machine and non-new machine sales for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31,
	2025	2024
New machine sales	$310.3	$349.9
Non-new machine sales	160.6	145.2
Total net sales	$470.9	$495.1

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

As of March 31, 2025, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels have varied over the last 10 years. As of March 31, 2025, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of March 31, 2025, current and long-term product liability reserves were $1.8 million and $5.6 million, respectively. As of December 31, 2024, current and long-term product liability reserves were $1.4 million and $5.0 million, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Condensed Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of March 31, 2025 and December 31, 2024, the Company had zero estimated insurance recoveries included in other current assets in the Condensed Consolidated Balance Sheets.

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

As of March 31, 2025 and December 31, 2024, the Company had reserves of $45.6 million and $45.3 million, respectively, for warranty and other related claims included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, or litigation. Refer to Note 19, “Guarantees,” for further information.

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

As of March 31, 2025, the Company agreed to the terms of a Consent Decree with the U.S. EPA and the U.S. Department of Justice regarding alleged violations of the TPEM program. The Consent Decree was entered by the federal district court for the Eastern District of Wisconsin and provides that the Company pay a civil penalty of $42.6 million, excluding accrued interest from the date of the Consent Decree, and complete an emissions mitigation project upgrading a short-line locomotive engine in Maryland. Completion of the terms in the Consent Decree will settle this matter and release the Company from civil claims under the Clean Air Act related to the Company’s participation in the TPEM program.

The total recorded liability in accounts payable and accrued expenses in the Company’s Condensed Consolidated Balance Sheets was $45.0 million as of March 31, 2025, which accounts for the civil penalty and emissions mitigation project. On April 25, 2025, the Company paid the civil penalty amounting to $43.2 million, which includes $0.6 million of accrued interest from the date of the Consent Decree.

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred, and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic

842 included in other current and non-current liabilities as of March 31, 2025 and December 31, 2024 was $14.6 million and $14.9 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of March 31, 2025 and December 31, 2024 was $24.8 million and $29.9 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2031. The Company also has various loss guarantees with maximum liabilities of $24.7 million and $14.3 million as of March 31, 2025 and December 31, 2024, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. In addition, the Company may incur other warranty related costs outside of its standard warranty period. Costs for other warranty-related work are recorded in the period a loss is probable and can be reasonably estimated. Below is a table summarizing the warranty and other warranty related work for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$45.3	$56.8
Adjustments to accruals for warranties	6.0	5.3
Settlements made (in cash or in kind) during the period	(6.5)	(8.8)
Currency translation	0.8	(0.7)
Balance at end of period	$45.6	$52.6

The long-term portion of the warranty liability is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company sells extended warranty contracts, which it accounts for as a service type warranty under ASC Topic 606 – “Revenue from Contracts with Customers.” Revenue associated with extended warranty contracts is deferred and amortized on a straight-line basis over the duration of the extended warranty period. As of March 31, 2025 and December 31, 2024 there was $9.2 million and $8.6 million, respectively, of deferred revenue included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The components of net periodic benefit cost (income) for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31, 2025
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plan	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$—
Interest cost of projected benefit obligations	1.3	0.6	0.1
Expected return on plan assets	(1.1)	(0.4)	—
Amortization of prior service cost	—	—	—
Amortization of actuarial net loss	0.3	0.1	(0.4)
Net periodic benefit cost (income)	$0.5	$0.6	$(0.3)

	Three Months Ended March 31, 2024
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plan	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$—
Interest cost of projected benefit obligations	1.3	0.7	0.1
Expected return on plan assets	(1.0)	(0.4)	—
Amortization of prior service cost	—	—	—
Amortization of actuarial net (gain) loss	0.5	—	(0.4)
Net periodic benefit cost (income)	$0.8	$0.6	$(0.3)

The components of net periodic benefit cost (income) other than the service cost component are included in other income (expense) - net in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, including the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company’s operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to:

•
Macroeconomic conditions, including inflation, elevated interest rates, and tariffs, as well as prior supply chain, labor and logistics constraints, have had, and may continue to have, a negative impact on Manitowoc’s ability to convert backlog into revenue which could, and has, impacted its financial condition, cash flows, and results of operations (including future uncertain impacts);
•
actions of competitors;
•
changes in economic or industry conditions generally or in the markets served by Manitowoc, including tariffs;
•
geopolitical events, including the ongoing conflicts in Ukraine and in the Middle East, tariffs, other political and economic conditions and risks and other geographic factors, has had and may continue to lead to market disruptions, including volatility in commodity prices (including oil and gas), raw material and component costs, energy prices, inflation, consumer behavior, supply chain, and credit and capital markets, and could result in the impairment of assets;
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
•
acts of terrorism; and
•
other risk factors detailed in Manitowoc's 2024 Annual Report on Form 10-K, as such may be amended or supplemented in Manitowoc’s subsequently filed Quarterly Reports on 10-Q (including this report), and its other filings with the United States Securities and Exchange Commission.

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

Current Events

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the company’s business is subject to risks related to, among other factors, tariffs and other trade protection measures put in place by the United States or other countries, as well as U.S. international trade relations, including those with China and the European Union.

Starting in early 2025, the United States government announced reciprocal tariffs on imported goods from numerous countries. In response, certain foreign governments imposed tariffs on imported American goods. The United States government shortly thereafter declared a 90-day suspension of reciprocal tariffs and implemented a 10% tariff on all imports, except for those from China, which are subject to a higher tariff. Approximately 50% of the Company’s total net sales are generated in the United States. While most products are manufactured domestically, tariffs may affect demand, raise product costs, or disrupt the supply chain. Considerable uncertainty regarding the final resolution of tariffs remain, however, the Company is assessing the impact and what measures can be taken to mitigate their effects.

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

Orders for the three months ended March 31, 2025 increased 10.1% to $610.3 million from $554.1 million for the same period in 2024. The increase was primarily attributable to higher demand in the Americas segment and tower product offerings in the EURAF segment. Orders were unfavorably impacted by $5.9 million from changes in foreign currency exchange rates.

As of March 31, 2025, total backlog was $797.8 million, a 22.7% increase from the December 31, 2024 backlog of $650.2 million, and a 17.9% decrease from the March 31, 2024 backlog of $971.3 million. Backlog was favorably impacted by $9.3 million and $0.4 million from December 31, 2024 and March 31, 2024, respectively, from changes in foreign currency exchange rates.

Results of Operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Percentage Change
Net sales	$470.9	$495.1	(4.9)%
Gross profit	89.8	92.5	(2.9)%
Gross profit %	19.1%	18.7%
Engineering, selling, and administrative expenses	82.9	76.0	9.1%
Interest expense	8.7	9.2	(5.4)%
Provision (benefit) for income taxes	(2.5)	1.9	*

*Measure not meaningful

Net Sales

Consolidated net sales for the three months ended March 31, 2025 decreased 4.9% to $470.9 million from $495.1 million for the same period in 2024. This decrease was primarily attributable to $39.6 million of lower new machine sales in all segments as a result of product mix. This was partially offset by $15.4 million of higher non-new machine sales primarily in the Americas and EURAF segments. Net sales were unfavorably impacted by $5.7 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended March 31, 2025 decreased 2.9% to $89.8 million from $92.5 million for the same period in 2024. This decrease was primarily due to lower net sales and lower absorbed costs due to lower manufacturing volume in the Americas segment, partially offset by favorable product mix. Gross profit was unfavorably impacted by $1.1 million from changes in foreign currency exchange rates.

Gross profit percentage increased in the three months ended March 31, 2025 to 19.1% from 18.7% for the same period in 2024. This increase was primarily due to favorable product mix, partially offset by lower absorbed costs due to lower manufacturing volume in the Americas segment.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses for the three months ended March 31, 2025 increased 9.1% to $82.9 million from $76.0 million for the same period in 2024. The increase was primarily due to costs for the triennial bauma trade show, higher professional services fees, and higher new product development costs. Engineering, selling, and administrative expenses were favorably impacted by $1.4 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended March 31, 2025 decreased 5.4% to $8.7 million from $9.2 million for the same period in 2024. The decrease was primarily due to lower average debt and lower interest rates on borrowings from the Company’s ABL revolving credit facility.

Provision (benefit) for Income Taxes

For the three months ended March 31, 2025 and 2024, the Company recorded a benefit for income taxes of $2.5 million and a provision for income taxes of $1.9 million, respectively. Changes to jurisdictional mix and a year-to-date loss before income taxes resulted in a benefit for income taxes for the three months ended March 31, 2025 as compared to the prior year’s provision for income taxes. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates and losses in certain jurisdictions where no tax benefit can be realized.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company has three reportable segments: the Americas segment, EURAF segment, and MEAP segment. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2025	2024	Dollar Change	Percentage Change
Net Sales
Americas	$259.3	$283.2	$(23.9)	(8.4)%
EURAF	145.6	143.0	2.6	1.8%
MEAP	66.0	68.9	(2.9)	(4.2)%

Segment Operating Income (Loss)
Americas	$17.7	$29.5	$(11.8)	(40.0)%
EURAF	(11.3)	(11.8)	0.5	(4.2)%
MEAP	11.4	8.2	3.2	39.0%

*Measure not meaningful

Americas

Americas segment net sales decreased 8.4% for the three months ended March 31, 2025 to $259.3 million from $283.2 million for the same period in 2024. The decrease was primarily attributable to $31.2 million of lower new machine sales, partially offset by $7.5 million of higher non-new machine sales.

Americas segment operating income decreased 40.0% for the three months ended March 31, 2025 to $17.7 million from $29.5 million for the same period in 2024. The decrease was primarily due to lower net sales, lower absorbed costs due to lower manufacturing volume, and higher engineering, selling, and administrative expenses.

EURAF

EURAF segment net sales increased 1.8% for the three months ended March 31, 2025 to $145.6 million from $143.0 million for the same period in 2024. The increase was primarily due to higher tower crane sales and $10.2 million of higher non-new machine sales mainly from higher used crane sales. This was partially offset by $7.7 million of lower new machine sales, mainly due to a lower number of mobile crane shipments. Segment net sales were unfavorably impacted by $3.2 million from changes in foreign currency exchange rates.

EURAF segment operating loss remained relatively flat at $11.3 million for the three months ended March 31, 2025 as compared to $11.8 million for the same period in 2024. Segment operating income was favorably impacted by $0.4 million from changes in foreign currency exchange rates.

MEAP

MEAP segment net sales remained relatively flat at $66.0 million for the three months ended March 31, 2025 as compared to $68.9 million for the same period in 2024. Segment net sales were unfavorably impacted by $2.2 million from changes in foreign currency exchange rates.

MEAP segment operating income increased 39.0% for the three months ended March 31, 2025 to $11.4 million from $8.2 million for the same period in 2024. The increase was primarily due to higher absorbed costs. Segment operating income was unfavorably impacted by $0.4 million from changes in foreign currency exchange rates.

Financial Condition

Cash Flows

A summary of cash flows for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used for) operating activities	$12.9	$(30.6)
Net cash used for investing activities	(23.6)	(12.0)
Net cash provided by financing activities	3.2	40.2
Cash and cash equivalents	41.4	31.5

Cash Flows From Operating Activities

Net cash provided by operating activities of $12.9 million for the three months ended March 31, 2025 increased $43.5 million from net cash used for operating activities of $30.6 million for the same period in 2024. This increase in net cash provided by operating activities was primarily due to $55.2 million of lower cash use from changes in operating assets and liabilities. The lower cash use was primarily due to $23.1 million of lower cash outflows for inventory, $21.8 million of additional cash provided by accounts payable, accrued expenses, and other liabilities, and $11.7 million of additional cash provided by accounts receivable when compared to the prior year. This was partially offset by lower net income (loss) adjusted for non-cash items.

Cash Flows From Investing Activities

Net cash used for investing activities of $23.6 million for the three months ended March 31, 2025 increased $11.6 million from $12.0 million for the same period in 2024. The increase in net cash used for investing activities was primarily due to $12.9 million of cash outflows related to the purchase of certain assets and territory from Ring Power Corporation.

Cash Flows From Financing Activities

Net cash provided by financing activities of $3.2 million for the three months ended March 31, 2025 decreased $37.0 million from $40.2 million for the same period in 2024. The decrease in net cash provided by financing activities was primarily driven by $15.0 million of payments on the revolving credit facility in the current year and $25.8 million of lower proceeds from other debt - net when compared to the prior year. This is partially offset by $3.9 million of additional proceeds from the revolving credit facility when compared to the prior year.

Liquidity and Capital Resources

The Company’s liquidity position as of March 31, 2025 and December 31, 2024 is summarized as follows:

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$41.4	$48.0
Revolver borrowing capacity	325.0	325.0
Other debt availability	44.2	42.4
Less: Borrowings on revolver	(83.3)	(79.0)
Less: Borrowings on other debt	(16.8)	(12.1)
Less: Outstanding letters of credit	(3.4)	(3.4)
Total liquidity	$307.1	$320.9

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

In addition to the ABL Revolving Credit Facility, the Company has access to committed and non-committed lines of credit to fund working capital in Europe and China. There are six facilities, of which five facilities are denominated in Euros totaling €37.0 million and one facility denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of March 31, 2025 for the six overdraft facilities is $44.2 million, with $16.8 million outstanding.

Debt

Outstanding debt as of March 31, 2025 and December 31, 2024 is summarized as follows:

	March 31, 2025	December 31, 2024
Borrowing under senior secured asset based revolving credit facility	$83.3	$79.0
Senior secured second lien notes due 2031	300.0	300.0
Other debt	20.7	16.4
Deferred financing costs	(5.0)	(5.2)
Total debt	399.0	390.2
Short-term borrowings and current portion of long-term debt	(17.6)	(13.1)
Long-term debt	$381.4	$377.1

Both the ABL Revolving Credit Facility and 2031 Notes include customary covenants and events of default. Refer to Note 11, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of the covenants for the ABL Revolving Credit Facility and the 2031 Notes. As of March 31, 2025, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company seeks to opportunistically raise capital in the debt capital markets and bank credit markets.

Non-GAAP Measures

The Company uses EBITDA, adjusted EBITDA, adjusted operating income, Adjusted ROIC, and free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

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

The Company’s Adjusted ROIC as of March 31, 2025 was 5.1%. Below is the calculation of Adjusted ROIC as of March 31, 2025.

	Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	Trailing Twelve Months
Operating income	$5.3	$16.2	$7.5	$12.9	$41.9
Amortization of intangible assets	0.8	0.7	0.7	0.8	3.0
Restructuring expense	0.8	1.2	0.5	2.3	4.8
Other non-recurring items - net(1)	—	1.0	2.6	5.4	9.0
Adjusted operating income	6.9	19.1	11.3	21.4	58.7
Provision for income taxes at 15%	(1.0)	(2.9)	(1.7)	(3.2)	(8.8)
Adjusted NOPAT	$5.9	$16.2	$9.6	$18.2	$49.9

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	5-Quarter Average
Total assets	$1,763.8	$1,660.0	$1,776.7	$1,747.9	$1,780.6	1,745.8
Total liabilities	(1,112.2)	(1,019.9)	(1,169.1)	(1,155.6)	(1,184.6)	(1,128.3)
Net total assets	651.6	640.1	607.6	592.3	596.0	617.5
Cash and cash equivalents	(41.4)	(48.0)	(22.9)	(38.1)	(31.5)	(36.4)
Short-term borrowings and current portion of long-term debt	17.6	13.1	40.5	21.4	42.5	27.0
Long-term debt	381.4	377.1	426.7	406.3	372.7	392.8
Income tax assets - net	(69.4)	(66.9)	(10.1)	(4.4)	(3.4)	(30.8)
Invested capital	$939.8	$915.4	$1,041.8	$977.5	$976.3	$970.2

Adjusted ROIC						5.1%

(1) Other non-recurring items – net for the trailing twelve months relate to $8.9 million of costs associated with a legal matter with the U.S. EPA and $0.1 million of one-time costs. Refer to the Company’s previously filed Form 10-K and Form 10-Qs for a description of other non-recurring items - net for the three months ended December 31, 2024, September 30, 2024, and June 30, 2024.

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring expense, other income (expense) - net, and certain other non-recurring items.

The reconciliation of net income (loss) to EBITDA and further to adjusted EBITDA for the three months ended March 31, 2025 and 2024, is summarized as follows:

	Three Months Ended March 31,		Trailing Twelve
	2025	2024	Months
Net income (loss)	$(6.3)	$4.5	$45.0
Interest expense and amortization of deferred financing fees	9.1	9.5	39.3
Provision (benefit) for income taxes	(2.5)	1.9	(48.5)
Depreciation expense	14.8	14.7	60.1
Amortization of intangible assets	0.8	0.7	3.0
EBITDA	15.9	31.3	98.9
Restructuring expense	0.8	0.6	4.8
Other non-recurring items - net (1)	—	0.1	9.0
Other (income) expense - net (2)	5.0	(0.7)	6.1
Adjusted EBITDA	$21.7	$31.3	$118.8

Adjusted EBITDA margin percentage	4.6%	6.3%	5.5%

(1)
Other non-recurring items - net for the three months ended March 31, 2024 relate to $0.1 million of one-time costs. Other non-recurring items - net for the trailing twelve months relate to $8.9 million of costs associated with a legal matter with the U.S. EPA and $0.1 million of one-time costs.
(2)
Other (income) expense - net includes net foreign currency gains (losses), other components of net periodic pension costs, and other items in the three and trailing twelve months ended March 31, 2025 and the three months ended March 31, 2024.

Free Cash Flows

Free cash flows is defined as net cash provided by (used for) operating activities less cash outflow from investment in capital expenditures. The reconciliation of net cash provided by (used for) operating activities to free cash flows for the three months ended March 31, 2025 and 2024 are summarized as follows:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used for) operating activities	$12.9	$(30.6)
Capital expenditures	(10.8)	(12.2)
Free cash flows	$2.1	$(42.8)

Critical Accounting Policies

The Company’s critical accounting policies have not materially changed since the 2024 Annual Report on Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2024 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk disclosures have not materially changed since the 2024 Annual Report on Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 21, 2025.

Item 5. Other Information

(c) During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

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

Date: May 7, 2025	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Ryan M. Palmer
Ryan M. Palmer
Vice President, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)