Form 10-Q
period 2025-06-30
MANITOWOC CO INC
filed 2025-08-08
CIK 61986

os

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025, the registrant had 35,459,107 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

(In millions, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$539.5	$562.1	$1,010.4	$1,057.2
Cost of sales	440.5	462.4	821.6	865.0
Gross profit	99.0	99.7	188.8	192.2
Operating costs and expenses:
Engineering, selling and administrative expenses	87.4	83.7	170.3	159.7
Amortization of intangible assets	0.8	0.8	1.6	1.5
Restructuring expense	1.0	2.3	1.8	2.9
Total operating costs and expenses	89.2	86.8	173.7	164.1
Operating income	9.8	12.9	15.1	28.1
Other income (expense):
Interest expense	(9.2)	(9.6)	(17.9)	(18.8)
Amortization of deferred financing fees	(0.3)	(0.4)	(0.7)	(0.7)
Other income (expense) - net	1.0	0.3	(4.0)	1.0
Total other expense	(8.5)	(9.7)	(22.6)	(18.5)
Income (loss) before income taxes	1.3	3.2	(7.5)	9.6
Provision (benefit) for income taxes	(0.2)	1.6	(2.7)	3.5
Net income (loss)	$1.5	$1.6	$(4.8)	$6.1

Per Share Data and Share Amounts:
Basic net income (loss) per common share	$0.04	$0.05	$(0.14)	$0.17

Diluted net income (loss) per common share	$0.04	$0.04	$(0.14)	$0.17

Weighted average shares outstanding - basic	35,452,594	35,368,492	35,363,682	35,316,971
Weighted average shares outstanding - diluted	35,823,866	35,738,322	35,363,682	35,899,481

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$1.5	$1.6	$(4.8)	$6.1
Other comprehensive income (loss), net of income tax
Unrealized gain (loss) on derivatives, net of income tax (provision) of $(0.8), $0.0, $(1.6) and $0.0, respectively	2.3	(0.3)	4.8	(1.9)
Employee pension and postretirement benefit income (expense), net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(0.7)	0.0	(1.1)	0.1
Foreign currency translation adjustments, net of income tax (provision) benefit of $(4.0), $0.3, $(6.7), and $0.9, respectively	24.1	(1.3)	39.9	(12.3)
Total other comprehensive income (loss), net of income tax	25.7	(1.6)	43.6	(14.1)
Comprehensive income (loss)	$27.2	$—	$38.8	$(8.0)

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024

(Unaudited)

(In millions, except par value and share amounts)

	June 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$32.9	$48.0
Accounts receivable, less allowances of $5.9 and $5.9, respectively	289.6	260.3
Inventories - net	782.5	609.4
Other current assets	57.7	41.2
Total current assets	1,162.7	958.9
Property, plant and equipment — net	353.1	346.2
Operating lease right-of-use assets	67.2	59.3
Goodwill	79.0	77.8
Intangible assets — net	127.1	118.5
Other non-current assets	94.7	99.3
Total assets	$1,883.8	$1,660.0
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$469.2	$389.4
Customer advances	22.9	18.0
Short-term borrowings and current portion of long-term debt	10.7	13.1
Product warranties	38.5	37.0
Other liabilities	19.1	16.8
Total current liabilities	560.4	474.3
Non-Current Liabilities:
Long-term debt	459.8	377.1
Operating lease liabilities	54.1	47.0
Deferred income taxes	2.3	2.1
Pension obligations	50.2	47.1
Postretirement health and other benefit obligations	4.4	4.7
Long-term deferred revenue	15.7	17.5
Other non-current liabilities	55.6	50.1
Total non-current liabilities	642.1	545.6
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,459,107 and 35,134,245 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	613.6	615.1
Accumulated other comprehensive loss	(64.0)	(107.6)
Retained earnings	194.5	199.3
Treasury stock, at cost (5,334,876 and 5,659,738 shares, respectively)	(63.2)	(67.1)
Total stockholders' equity	681.3	640.1
Total liabilities and stockholders' equity	$1,883.8	$1,660.0

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2025 and 2024

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$(4.8)	$6.1
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation expense	29.5	29.3
Amortization of intangible assets	1.6	1.5
Stock-based compensation expense	5.8	5.6
Amortization of deferred financing fees	0.7	0.7
Gain on sale of property, plant and equipment	—	0.3
Changes in operating assets and liabilities
Accounts receivable	(17.2)	16.9
Inventories	(115.5)	(104.2)
Notes receivable	—	2.1
Other assets	(12.4)	10.0
Accounts payable	91.6	32.3
Accrued expenses and other liabilities	(34.1)	(20.2)
Net cash used for operating activities	(54.8)	(19.6)
Cash Flows from Investing Activities:
Capital expenditures	(16.8)	(25.1)
Proceeds from sale of property, plant, and equipment	0.2	3.5
Purchase of assets	(12.9)	—
Net cash used for investing activities	(29.5)	(21.6)
Cash Flows from Financing Activities:
Payments on revolving credit facility	(15.0)	—
Proceeds from revolving credit facility	87.0	47.5
Proceeds from (payments on) other debt - net	(6.2)	10.1
Common stock repurchases	—	(5.7)
Other financing activities	1.2	(6.2)
Net cash provided by financing activities	67.0	45.7
Effect of exchange rate changes on cash and cash equivalents	2.2	(0.8)
Net (decrease) increase in cash and cash equivalents	(15.1)	3.7
Cash and cash equivalents at beginning of period	48.0	34.4
Cash and cash equivalents at end of period	$32.9	$38.1
Supplemental Cash Flow Information
Interest paid	$18.6	$18.2
Income taxes paid	3.9	3.9
Operating right-of-use assets obtained	12.4	3.8
Finance right-of-use assets obtained	3.1	2.9

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and six months ended June 30, 2025 and 2024

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$611.3	$608.5	$615.1	$613.1
Stock compensation plans	2.3	1.6	(1.5)	(3.0)
Balance at end of period	$613.6	$610.1	$613.6	$610.1
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(89.7)	$(98.9)	$(107.6)	$(86.4)
Other comprehensive income (loss)	25.7	(1.6)	43.6	(14.1)
Balance at end of period	$(64.0)	$(100.5)	$(64.0)	$(100.5)
Retained Earnings
Balance at beginning of period	$193.0	$148.0	$199.3	$143.5
Net income (loss)	1.5	1.6	(4.8)	6.1
Balance at end of period	$194.5	$149.6	$194.5	$149.6
Treasury Stock
Balance at beginning of period	$(63.4)	$(62.0)	$(67.1)	$(67.3)
Stock compensation plans	0.2	0.4	3.9	5.7
Common stock repurchases	—	(5.7)	—	(5.7)
Balance at end of period	$(63.2)	$(67.3)	$(63.2)	$(67.3)
Total stockholders' equity	$681.3	$592.3	$681.3	$592.3

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2025 and 2024

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 2025 and 2024, the cash flows for the same six month periods and the financial positions as of June 30, 2025 and December 31, 2024, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The balance sheet as of December 31, 2024 was derived from the audited annual financial statements. The interim results are not necessarily indicative of results for a full year and do not contain information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2024. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All amounts, except per share data and per share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

2. Recent Accounting Changes and Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” The amendments in this ASU enhance the transparency and decision usefulness of income tax disclosures. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of the ASU will not have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 224-40): Disaggregation of Income Statement Expense" The amendments in this ASU require public companies to disclose more information about their expenses in their financial statements. The standard is effective for annual periods beginning after December 15, 2026 and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

3. Acquisition of Assets

Effective February 4, 2025, the Company acquired certain assets and distribution rights in Georgia, North Carolina, and South Carolina from Ring Power Corporation for total cash consideration of $12.9 million. The acquisition did not meet the definition of a business under Accounting Standards Codification ("ASC") 805, "Business Combinations," and has therefore been accounted for as an asset acquisition.

The purchase price was allocated to the underlying assets acquired based upon their estimated fair value at the date of the acquisition as follows:

Inventory	$7.2
Intangible assets	2.0
Property, plant, and equipment	3.7
Total Consideration	$12.9

4. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$24.9	$20.3	$18.0	$19.2
Cash received in advance of satisfying performance obligations	35.1	24.4	65.4	63.5
Revenue recognized	(37.2)	(26.7)	(61.1)	(64.4)
Currency translation	0.9	(0.2)	1.4	(0.5)
Balance at end of period	$23.7	$17.8	$23.7	$17.8

The long-term portion of customer advances is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company recognizes a contract asset for certain remanufacturing, repair, and field service work when service is completed but unbilled as of the end of the period. Contract assets are recorded in other current assets in the Condensed Consolidated Balance Sheets. Contract assets were $11.1 million and $8.8 million as of June 30, 2025 and December 31, 2024, respectively.

5. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) and The Manitowoc Company, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") that were accounted for at fair value as of June 30, 2025 and December 31, 2024.

	Fair Value as of June 30, 2025
	Level 1	Level 2	Level 3	Total	Recognized Location
Assets:
FX Forward Contracts	$—	$4.5	$—	$4.5	Other current assets
Deferred Compensation Plan - Program B	$8.8	$—	$—	$8.8	Other non-current assets
Total assets at fair value	$8.8	$4.5	$—	$13.3

Current Liabilities:
FX Forward Contracts	$—	$0.1	$—	$0.1	Accounts payable and accrued expenses

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Recognized Location
Assets:
FX Forward Contracts	$—	$0.1	$—	$0.1	Other current assets
Deferred Compensation Plan - Program B	8.8	—	—	8.8	Other non-current assets
Total assets at fair value	$8.8	$0.1	$—	$8.9

Current Liabilities:
FX Forward Contracts	$—	$3.4	$—	$3.4	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on October 1, 2031, with an annual coupon rate of 9.25% (the “2031 Notes”), was approximately $317.3 million as of June 30, 2025. Refer to Note 11, “Debt,” for a description of the 2031 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2031 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of June 30, 2025, due to the short-term nature of these instruments.

FX Forward Contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2. See Note 6, “Derivative Financial Instruments,” for additional information.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) ("AOCI"). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. No amounts were recorded related to forecasted transactions no longer being probable during the three and six months ended June 30, 2025 and 2024.

The Company had FX Forward Contracts with aggregate notional amounts of $69.6 million and $129.7 million in U.S. dollar equivalent as of June 30, 2025 and December 31, 2024, respectively. The aggregate notional amount outstanding as of June 30, 2025 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. Net unrealized gains (losses), net of income tax, recorded in AOCI were $3.1 million and $(1.7) million as of June 30, 2025 and December 31, 2024, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Recognized Location	2025	2024	2025	2024
Designated	Cost of sales	$1.5	$(0.4)	$0.9	$(1.3)
Non-Designated	Other income (expense) - net	$(1.8)	$0.9	$(0.4)	$2.3

7. Inventories

The components of inventories as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
Raw materials	$186.9	$121.4
Work-in-process	174.9	114.8
Finished goods	420.7	373.2
Total inventories	$782.5	$609.4

8. Property, Plant, and Equipment

The components of property, plant, and equipment as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
Land	$15.6	$14.3
Building and improvements	218.7	203.3
Machinery, equipment, and tooling	350.1	318.3
Furniture and fixtures	14.0	13.3
Computer hardware and software	133.6	129.6
Rental cranes	184.8	185.7
Construction in progress	10.1	6.9
Total cost	926.9	871.4
Less accumulated depreciation	(573.8)	(525.2)
Property, plant, and equipment — net	$353.1	$346.2

Property, plant, and equipment is depreciated over the estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Additions to property, plant, and equipment included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 were $3.4 million and $5.3 million, respectively.

9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2025 are summarized as follows:

	Americas	MEAP	Consolidated
Balance as of December 31, 2024	$14.4	$63.4	77.8
Foreign currency impact	—	1.2	1.2
Balance as of June 30, 2025	$14.4	$64.6	$79.0

The gross carrying amount, accumulated impairment and net book value of the Company's goodwill balances by reportable segment as of June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas	$180.9	$(166.5)	$14.4	$180.9	$(166.5)	$14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	64.6	—	64.6	63.4	—	63.4
Total	$327.7	$(248.7)	$79.0	$326.5	$(248.7)	$77.8

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the assets. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three and six months ended June 30, 2025.

The gross carrying amount, accumulated amortization, and net book value of the Company’s other intangible assets other than goodwill as of June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$28.3	$(13.9)	$14.4	$26.3	$(13.0)	$13.3
Patents	30.3	(30.0)	0.3	28.1	(27.8)	0.3
Noncompetition agreements	4.2	(3.2)	1.0	4.2	(2.8)	1.4
Trademarks and tradenames	2.2	(1.7)	0.5	2.2	(1.5)	0.7
Total	$65.0	$(48.8)	$16.2	$60.8	$(45.1)	$15.7
Indefinite-lived intangible assets:
Trademarks and tradenames	$95.9	$—	$95.9	$89.2	$—	$89.2
Distribution network	15.0	—	15.0	13.6	—	13.6
Total	110.9	—	110.9	102.8	—	102.8
Total other intangible assets	$175.9	$(48.8)	$127.1	$163.6	$(45.1)	$118.5

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three and six months ended June 30, 2025.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event for the three and six months ended June 30, 2025.

Other intangible assets with definite lives are amortized over their estimated useful lives.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025	December 31, 2024
Trade accounts payable	$314.0	$205.5
Employee-related expenses	49.6	43.2
Accrued vacation	29.1	23.3
Miscellaneous accrued expenses	76.5	117.4
Total accounts payable and accrued expenses	$469.2	$389.4

11. Debt

Outstanding debt as of June 30, 2025 and December 31, 2024 is summarized as follows:

	June 30, 2025	December 31, 2024
Borrowings under senior secured asset based revolving credit facility	$156.9	$79.0
Senior secured second lien notes due 2031	300.0	300.0
Other debt	18.4	16.4
Deferred financing costs	(4.8)	(5.2)
Total debt	470.5	390.2
Short-term borrowings and current portion of long-term debt	(10.7)	(13.1)
Long-term debt	$459.8	$377.1

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

On June 17, 2021, the Company amended the ABL Credit Agreement to adjust certain negative covenants which reduced restrictions on the Company’s ability to expand its rental business. On May 19, 2022, the Company further amended the ABL Credit Agreement to (i) extend the maturity date to May 19, 2027 (subject to a springing maturity date of December 30, 2025 if our senior secured lien notes due April 1, 2026 had not been repaid in full or refinanced prior to December 30, 2025), (ii) permit the inclusion, subject to certain limitations, of the crane rental assets of certain subsidiaries in the borrowing base used to calculate availability under the ABL Credit Agreement, (iii) permit separate financing of crane rental assets not included in the borrowing base and (iv) replace U.S. dollar London Inter-bank Offered Rate with interest rates based on the secured overnight financing rate plus a credit spread adjustment (“SOFR”).

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

As of June 30, 2025 and December 31, 2024, the Company had borrowings on the ABL Revolving Credit Facility of $156.9 million and $79.0 million, respectively. During the period from April 1, 2025 to June 30, 2025, the spreads for Term Benchmark, Applicable Overnight Rate, CBR and RFR spread and Alternative Base Rate borrowings are deemed to be in

Category 1. As of June 30, 2025, there was excess availability of $164.7 million, which represents revolver borrowing capacity of $325.0 million less $156.9 million of borrowings outstanding and $3.4 million of U.S. letters of credit outstanding.

As of June 30, 2025, the Company had other indebtedness outstanding of $18.4 million that had a weighted-average interest rate of approximately 4.7%. This debt includes balances on local credit lines, overdraft facilities, and other financing arrangements.

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

As of June 30, 2025, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with no maximum availability. Transactions under the non-U.S. programs were accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the customer's maximum limit.

For the three and six months ended June 30, 2025, cash proceeds from the factoring of accounts receivable qualifying as sales were $66.8 million and $119.4 million, respectively. For the three and six months ended June 30, 2024, cash proceeds from the factoring of accounts receivable qualifying as sales were $51.7 million and $87.7 million, respectively.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three and six months ended June 30, 2025 and 2024 were immaterial.

13. Income Taxes

The Company’s income (loss) before income taxes include income from both U.S. and foreign jurisdictions. The annual effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates. In addition, tax expense is impacted by losses in jurisdictions where no tax benefit can be realized.

For the three months ended June 30, 2025, and 2024, the Company recorded a benefit for income taxes of $0.2 million and provision for income taxes of $1.6 million, respectively. For the six months ended June 30, 2025, and 2024, the Company recorded a benefit for income taxes of $2.7 million and a provision for income taxes of $3.5 million, respectively.

As of June 20, 2025 and December 31, 2024, the Company’s unrecognized tax benefits, excluding interest and penalties, were $14.9 million and $13.9 million, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in 2025 and others beginning in 2026 and beyond. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, during the three months ending September 30, 2025, the Company will continue to evaluate all deferred tax balances under the newly enacted tax law and identify any other changes to its financial statements as a result of the OBBBA. We are currently assessing its impact on our consolidated financial statements.

14. Net Income (Loss) Per Common Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	35,452,594	35,368,492	35,363,682	35,316,971
Effect of dilutive securities - equity compensation awards	371,272	369,830	—	582,510
Diluted weighted average common shares outstanding	35,823,866	35,738,322	35,363,682	35,899,481

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 1,272,897 were excluded from the diluted weighted average common shares outstanding for the three months ended June 30, 2025. Due to the net loss incurred during the six months ended June 30, 2025, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the net diluted income (loss) per share calculations for that period. Anti-dilutive equity instruments of 1,129,475 and 813,638 common shares were excluded from the diluted weighted average common shares outstanding for the three and six months ended June 30, 2024, respectively.

No cash dividends were declared or paid during the three and six months ended June 30, 2025 and 2024.

15. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of June 30, 2025, the Company has $29.3 million remaining under an authorization from the Board of Directors to purchase up to $35.0 million of the Company’s common stock at management’s discretion.

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the three months ended June 30, 2025 and 2024 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of March 31, 2024	$(0.3)	$(10.2)	$(88.4)	$(98.9)
Other comprehensive loss before reclassifications	(0.7)	—	(1.3)	(2.0)
Amounts reclassified from accumulated other comprehensive loss	0.4	—	—	0.4
Net other comprehensive loss	(0.3)	—	(1.3)	$(1.6)
Balance as of June 30, 2024	$(0.6)	$(10.2)	$(89.7)	$(100.5)

Balance as of March 31, 2025	$0.8	$(8.1)	$(82.4)	$(89.7)
Other comprehensive income (loss) before reclassifications	3.5	(0.7)	24.1	26.9
Amounts reclassified from accumulated other comprehensive loss	(1.2)	—	—	(1.2)
Net other comprehensive income (loss)	2.3	(0.7)	24.1	25.7
Balance as of June 30, 2025	$3.1	$(8.8)	$(58.3)	$(64.0)

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the six months ended June 30, 2025 and 2024 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2023	$1.3	$(10.3)	$(77.4)	$(86.4)
Other comprehensive loss before reclassifications	(3.2)	—	(12.3)	(15.5)
Amounts reclassified from accumulated other comprehensive loss	1.3	0.1	—	1.4
Net other comprehensive income (loss)	(1.9)	0.1	(12.3)	(14.1)
Balance as of June 30, 2024	$(0.6)	$(10.2)	$(89.7)	$(100.5)

Balance as of December 31, 2024	$(1.7)	$(7.7)	$(98.2)	$(107.6)
Other comprehensive income (loss) before reclassifications	5.5	(1.1)	39.9	44.3
Amounts reclassified from accumulated other comprehensive loss	(0.7)	—	—	(0.7)
Net other comprehensive income (loss)	4.8	(1.1)	39.9	43.6
Balance as of June 30, 2025	$3.1	$(8.8)	$(58.3)	$(64.0)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Amount Reclassified out of Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$1.5	$(0.4)	$0.9	$(1.3)		Cost of sales
Total before income taxes	1.5	(0.4)	0.9	(1.3)
Provision for income taxes	(0.3)	—	(0.2)	—
Total, net of income taxes	$1.2	$(0.4)	$0.7	$(1.3)

Amortization of pension and postretirement items
Actuarial losses	$—	$—	$—	$(0.1)	(a)	Other income (expense) - net
Total before income taxes	—	—	—	(0.1)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$—	$—	$—	$(0.1)

Total reclassifications for the period, net of income taxes	$1.2	$(0.4)	$0.7	$(1.4)

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

The Company's 2025 Omnibus Incentive Plan (the "2025 Omnibus Plan") was approved by shareholders on May 6, 2025 at the Company's 2025 annual meeting. The 2025 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, restricted stock units, and performance share awards. The total number of shares of the company's common stock originally available for awards under the 2025 Omnibus Plan is 1.8 million shares and is subject to adjustments for stock splits, stock dividends, and certain other transactions or events in the future.

The Company grants certain share-based payment awards that are classified as liabilities in accordance with ASC 718, "Compensation—Stock Compensation". These awards include cash-settled restricted stock units which vest in three annual increments over a three-year period and cash-settled performance share units which vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period.

Liability-classified awards are measured at fair value at each reporting date until settlement. The fair value of these awards is determined using the closing stock price at the end of the reporting period, and is remeasured at each balance sheet date. Changes in fair value are recognized as compensation expense in engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations over the requisite service period.

During the six months ended June 30, 2025, the Company modified certain 2023 and 2024 restricted stock units and performance share units to settle them in cash in lieu of stock. The performance conditions, if applicable, and vesting schedules remain unchanged for these awards.

As of June 30, 2025, the Company had outstanding cash-settled awards of 256,745 shares. The liability on these awards was $1.2 million as of June 30, 2025, and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Stock-based compensation expense, including cash-settled liability awards, was $3.4 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively. Stock-based compensation expense, including cash-settled liability awards, was $6.0 million and $5.6 million for the six months ended June 30, 2025 and 2024, respectively. The Company reports stock-based compensation expense within engineering, selling, and administrative expenses in the Condensed

Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 or 2025 Omnibus Incentive Plans, as applicable.

The Company granted 628,499 and 15,919 restricted stock units during the three months ended June 30, 2025 and 2024, respectively. The Company granted 628,499 and 458,938 restricted stock units, inclusive of 130,207 and 78,894 director awards, during the six months ended June 30, 2025 and 2024, respectively. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date and director awards vest immediately on the grant date.

The Company issued 437,969 performance shares to employees during the three months ended June 30, 2025 and no performance shares were issued during the three months ended June 30, 2024. A total of 437,969 and 365,174 performance shares units were issued by the Company to employees during the six months ended June 30, 2025 and 2024, respectively. Performance share units vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year.

The performance goals for the performance share units granted in 2025 are weighted 60% on the 3-year average of the Company’s adjusted return on invested capital ("Adjusted ROIC") percentage from 2025 to 2027 and 40% on cumulative non-new machine sales from January 1, 2025 through December 31, 2027. The Company defines non-new machine sales as parts sales, used crane sales, rental revenue, service revenue and other revenue.

The performance goals for the performance share units granted in 2024 are weighted 60% on the 3-year average of Company's Adjusted ROIC percentage from 2024 to 2026 and 40% on cumulative non-new machine sales from January 1, 2024 through December 31, 2026. The 2024 performance share units include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

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

The following table shows information by reportable segment for the three and six months ended June 30, 2025:

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total
Revenues from external customers	$323.2	$152.5	$63.8	$539.5	$582.5	$298.1	$129.8	$1,010.4
Less: (a)
Cost of sales	262.9	130.0	47.6	440.5	471.2	254.1	96.3	821.6
Engineering, selling, and administration costs	33.3	36.4	6.4	76.1	65.7	68.6	12.3	146.6
Other segment items (b)	0.9	0.7	—	1.6	1.8	1.3	—	3.1
Segment operating income (loss)	26.1	(14.6)	9.8	21.3	43.8	(25.9)	21.2	39.1

Reconciliation of segment operating income (loss)
Interest expense				(9.2)				(17.9)
Amortization of deferred financing fees				(0.3)				(0.7)
Other income (expense) - net				1.0				(4.0)
Unallocated amounts:
Other corporate expenses				(11.5)				(24.0)
Income (loss) before income taxes				$1.3				$(7.5)

Other Segment Disclosures
Depreciation and amortization (c)	8.4	5.5	0.7	14.6	17.2	10.9	1.4	29.5
Capital expenditures	3.6	1.8	0.5	5.9	9.4	5.4	1.5	16.3
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

The following table shows information by reportable segment for the three and six months ended June 30, 2024:

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total
Revenues from external customers	$296.7	$176.2	$89.2	$562.1	$579.9	$319.2	$158.1	$1,057.2
Less: (a)
Cost of sales	237.0	151.1	74.3	462.4	459.8	275.7	129.5	865.0
Engineering, selling, and administration costs	35.1	30.0	5.4	70.5	65.0	60.1	10.7	135.8
Other segment items (b)	0.7	1.9	0.2	2.8	1.7	2.0	0.4	4.1
Segment operating income (loss)	23.9	(6.8)	9.3	26.4	53.4	(18.6)	17.5	52.3

Reconciliation of segment operating income (loss)
Interest expense				(9.6)				(18.8)
Amortization of deferred financing fees				(0.4)				(0.7)
Other income (expense) - net				0.3				1.0
Unallocated amounts:
Other corporate expenses				(13.5)				(24.2)
Income before income taxes				$3.2				$9.6

Other Segment Disclosures
Depreciation and amortization (c)	8.0	5.9	0.7	14.6	15.9	11.8	1.5	29.2
Capital expenditures	6.8	5.0	1.1	12.9	11.0	12.2	1.9	25.1
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

Net sales by geographic area for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$286.2	$258.1	$527.4	$507.3
Europe	147.6	171.9	289.1	310.1
Other	105.7	132.1	193.9	239.8
Total net sales	$539.5	$562.1	$1,010.4	$1,057.2

New machine and non-new machine sales for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
New machine sales	$377.9	$414.8	$688.2	$764.7
Non-new machine sales	161.6	147.3	322.2	292.5
Total net sales	$539.5	$562.1	$1,010.4	$1,057.2

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

As of June 30, 2025, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of June 30, 2025, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of June 30, 2025, current and long-term product liability reserves were $2.1 million and $6.5 million, respectively. As of December 31, 2024, current and long-term product liability reserves were $1.4 million and $5.0 million, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Condensed Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of June 30, 2025 and December 31, 2024, the Company had zero estimated insurance recoveries included in other current assets in the Condensed Consolidated Balance Sheets.

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

On March 28, 2025, the federal district court for the Eastern District of Wisconsin entered a Consent Decree between the Company and the United States regarding alleged violations of the Transition Program for Equipment Manufacturers (“TPEM program”) relating to the sales of cranes manufactured between January 1, 2014 and July 31, 2017. Pursuant to the Consent Decree, the Company has paid a civil penalty of $42.6 million (plus interest of $0.6 million), and is implementing an emissions mitigation project upgrading a short-line locomotive engine in Maryland. Completion of the terms in the Consent Decree will settle this matter and release the Company from civil claims under the Clean Air Act related to the Company’s participation in the TPEM program. As of June 30, 2025, the Company has accrued $2.4 million related to the emissions mitigation project within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic

842 included in other current and non-current liabilities as of June 30, 2025 and December 31, 2024 was $15.1 million and $14.9 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of June 30, 2025 and December 31, 2024 was $31.6 million and $29.9 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2031. The Company also has various loss guarantees with maximum liabilities of $24.0 million and $14.3 million as of June 30, 2025 and December 31, 2024, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

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

As of June 30, 2025 and December 31, 2024, the Company had reserves of $47.6 million and $45.3 million, respectively, for warranty and other warranty related work included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, and litigation.

Below is a table summarizing the warranty and other warranty related work for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$45.6	$52.6	$45.3	$56.8
Adjustments to accruals for warranties	14.2	3.8	20.2	9.1
Settlements made (in cash or in kind) during the period	(13.9)	(8.1)	(20.4)	(16.9)
Currency translation	1.7	(0.1)	2.5	(0.8)
Balance at end of period	$47.6	$48.2	$47.6	$48.2

The long-term portion of the warranty liability is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company sells extended warranty contracts, which it accounts for as a service type warranty under ASC Topic 606 – “Revenue from Contracts with Customers.” Revenue associated with extended warranty contracts is deferred and amortized on a straight-line basis over the duration of the extended warranty period. As of June 30, 2025 and December 31, 2024, there was $8.5 million and $8.6 million, respectively, of deferred revenue included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The components of net periodic benefit cost (income) for the three and six months ended June 30, 2025 and 2024 are summarized as follows:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$—	$—	$0.4	$—
Interest cost of projected benefit obligations	1.2	0.6	—	1.3	0.6	0.1
Expected return on plan assets	(1.1)	(0.5)	—	(1.0)	(0.4)	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of actuarial net (gain) loss	0.3	0.1	(0.4)	0.4	0.1	(0.5)
Net periodic benefit cost (income)	$0.4	$0.5	$(0.4)	$0.7	$0.7	$(0.4)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.6	$—	$—	$0.7	$—
Interest cost of projected benefit obligations	2.5	1.2	0.1	2.6	1.3	0.2
Expected return on plan assets	(2.2)	(0.9)	—	(2.0)	(0.8)	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of actuarial net (gain) loss	0.6	0.2	(0.8)	0.9	0.1	(0.9)
Net periodic benefit cost (income)	$0.9	$1.1	$(0.7)	$1.5	$1.3	$(0.7)

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
•
geopolitical events, including the ongoing conflicts in Ukraine and in the Middle East, tariffs, other political and economic conditions and risks and other geographic factors, have had and may continue to lead to market disruptions, including volatility in commodity prices (including oil and gas), raw material and component costs, energy prices, inflation, consumer behavior, supply chain, and credit and capital markets, and could result in the impairment of assets;
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
•
realization of anticipated earnings enhancements, cost savings, strategic options and other synergies, and the anticipated timing to realize those enhancements, savings, synergies and options;
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
•
acts of terrorism; and
•
other risks and factors detailed in Manitowoc's 2024 Annual Report on Form 10-K, as such may be amended or supplemented in Manitowoc's subsequently filed Quarterly Reports on Form 10-Q (including this report) and its other filings with the United States Securities and Exchange Commission.

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

Current Events

As disclosed in Part I, Item 1A: Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the Company's business is subject to risks related to, among other factors, tariffs and other trade protection measures put in place by the United States or other countries, as well as U.S. international trade relations, including those with China and the European Union.

Starting in early 2025, the United States government announced reciprocal tariffs on imported goods from numerous countries. In response, certain foreign governments imposed tariffs on imported American goods. The United States government shortly thereafter declared a 90-day suspension of reciprocal tariffs and implemented a 10% tariff on all imports, except for those from China, which are subject to a higher tariff. During the 90-day suspension, the United States government announced non-binding trade deals with certain countries including the European Union, Japan, and the United Kingdom, among others. The trade deals include varying baseline tariffs and specific industry exemptions or incremental tariffs.

Approximately 50% of the Company's total net sales are generated in the United States. While most of the Company's products are manufactured domestically, tariffs may affect demand, raise product costs, or disrupt the Company's supply chain. Considerable uncertainty regarding industry specific exemptions and the final resolution of tariffs with other countries remain, however, the Company is assessing the impact and what measures can be taken to mitigate the effects.

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

Orders for the three months ended June 30, 2025 increased 6.0% to $453.9 million from $428.4 million for the same period in 2024. The increase was primarily attributable to higher demand in the Americas segment and for tower product offerings in the EURAF segment. Orders were favorably impacted by $8.6 million from changes in foreign currency exchange rates.

Orders for the six months ended June 30, 2025 increased 8.3% to $1,064.2 million from $982.5 million for the same period in 2024. The increase was primarily attributable to higher demand in the Americas segment and for tower product offerings in the EURAF segment. Orders were favorably impacted by $2.7 million from changes in foreign currency exchange rates.

As of June 30, 2025, total backlog was $729.3 million, a 12.2% increase from the December 31, 2024 backlog of $650.2 million, and a 12.8% decrease from the June 30, 2024 backlog of $836.3 million. Backlog was favorably impacted from changes in foreign currency exchange rates by $26.6 million and $20.8 million from December 31, 2024 and June 30, 2024, respectively.

Results of Operations For The Three and Six Months Ended June 30, 2025 and 2024:

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
Net sales	539.5	562.1	(4.0)%	1,010.4	1,057.2	(4.4)%
Gross profit	99.0	99.7	(0.7)%	188.8	192.2	(1.8)%
Gross profit %	18.4%	17.7%		18.7%	18.2%
Engineering, selling and administrative expenses	87.4	83.7	4.4%	170.3	159.7	6.6%
Interest expense	9.2	9.6	(4.2)%	17.9	18.8	(4.8)%
Other income (expense) - net	1.0	0.3	*	(4.0)	1.0	*
Provision (benefit) for income taxes	(0.2)	1.6	*	(2.7)	3.5	*

Net Sales

Consolidated net sales for the three months ended June 30, 2025 decreased 4.0% to $539.5 million from $562.1 million in the same period in 2024. This decrease was primarily attributable to $28.7 million of lower new machine sales in the Company's mobile product line in the EURAF segment and $23.6 million of lower new machine sales in the MEAP segment primarily due to lower crane shipments. This was partially offset by $13.5 million of higher new machine sales in the Americas segment primarily due to favorable product mix and $17.0 million of higher non-new machine sales in the Americas and EURAF segments. Net sales were favorably impacted by $8.4 million from changes in foreign currency exchange rates.

Consolidated net sales for the six months ended June 30, 2025 decreased 4.4% to $1,010.4 million from $1,057.2 million for the same period in 2024. This decrease was primarily attributable to $49.0 million of lower new machine sales in the Company's mobile product line in the EURAF segment due to lower crane shipments, $24.2 million of lower new machine sales in the MEAP segment due to unfavorable product mix, and $17.7 million of lower new machine sales in the Americas segment due to unfavorable product mix. This was partially offset by $14.5 million of higher new machine sales in the Company's tower crane product line in the EURAF segment and $33.8 million of higher non-new machine sales in the Americas and EURAF segments. Net sales were favorably impacted by $2.6 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended June 30, 2025 remained relatively flat at $99.0 million as compared to $99.7 million for the same period in 2024. The lower net sales and lower absorbed costs due to lower manufacturing volume in the Americas segment were partially offset by favorable product mix. Gross profit was favorably impacted by $1.2 million from changes in foreign currency exchange rates.

Gross profit percentage for the three months ended June 30, 2025 remained relatively flat at 18.4% as compared to 17.7% for the same period in 2024. Favorable product mix was partially offset by lower absorbed costs due to lower manufacturing volume in the Americas segment.

Gross profit for the six months ended June 30, 2025 decreased 1.8% to $188.8 million from $192.2 million for the same period in 2024. The decrease was primarily attributable to the lower net sales and lower absorbed costs due to lower manufacturing volume in the Americas segment, partially offset by favorable product mix. Gross profit was favorably impacted by $0.1 million from changes in foreign currency exchange rates.

Gross profit percentage for the six months ended June 30, 2025 remained relatively flat at 18.7% from 18.2% for the same period in 2024. Favorable product mix was partially offset by lower absorbed costs due to lower manufacturing volume in the Americas segment.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses for the three months ended June 30, 2025 increased 4.4% to $87.4 million from $83.7 million for the same period in 2024. The increase was primarily due to costs for the triennial bauma trade show and higher employee related costs. This was partially offset by a $5.3 million charge related to a legal matter with the U.S. Environmental Protection Agency ("EPA") in the prior year. Engineering, selling, and administrative expenses were unfavorably impacted by $1.8 million from changes in foreign currency exchange rates.

Engineering, selling and administrative expenses for the six months ended June 30, 2025 increased 6.6% to $170.3 million from $159.7 million for the same period in 2024. The increase was primarily due to costs for the triennial bauma trade show, higher employee related costs, and higher new product development costs This was partially offset by a $5.3 million charge related to a legal matter with the EPA in the prior year. Engineering, selling, and administrative expenses were unfavorably impacted by $0.4 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended June 30, 2025 was $9.2 million as compared to $9.6 million for the same period in 2024. Interest expense decreased year-over-year primarily due to lower interest rates on borrowings from the Company's ABL revolving credit facility. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Interest expense for the six months ended June 30, 2025 was $17.9 million as compared to $18.8 million for the same period in 2024. Interest expense decreased year-over-year primarily due to lower interest rates on borrowings from the Company's ABL revolving credit facility. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Other Income (Expense) - Net

Other income was $1.0 million during the three months ended June 30, 2025 and $0.3 million for the same period in 2024. Other income during the three months ended June 30, 2025 was primarily composed of $2.0 million of currency gain. This was partially offset by $0.5 million of pension related costs and $0.6 million of interest related to settlement of the matter with the U.S. Environmental Protection Agency ("EPA"). Other income during the three months ended June 30, 2024 was primarily composed of $0.7 million of currency gain, partially offset by $0.7 million of pension related costs.

Other income (expense) - net was $(4.0) million during the six months ended June 30, 2025 and $1.0 million for the same period in 2024. Other income (expense) - net during the six months ended June 30, 2025 was primarily composed of $2.9 million of currency loss and $1.0 million of pension related costs and $0.6 million of interest related to settlement of the matter with the EPA. Other income (expense) – net during the six months ended June 30, 2024 was primarily composed of $1.8 million of currency gain, partially offset by $1.5 million of pension related costs.

Provision (Benefit) for Income Taxes

For the three months ended June 30, 2025, and 2024, the Company recorded a benefit for income taxes of $0.2 million and a provision for income taxes of $1.6 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded a benefit for income taxes of $2.7 million and a provision for income taxes of $3.5 million, respectively. Changes to jurisdictional mix and a year-to-date loss before income taxes resulted in a benefit for income taxes in the three and six months ended June 30, 2025 as compared to the prior year's provision for income taxes. In addition, the Company's effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates and losses in certain jurisdictions where no tax benefit can be realized.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company has three reportable segments: the Americas segment, EURAF segment and MEAP segment. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Dollar Change	Percentage Change	2025	2024	Dollar Change	Percentage Change
Net Sales
Americas	$323.2	$296.7	$26.5	8.9%	$582.5	$579.9	$2.6	0.4%
EURAF	152.5	176.2	(23.7)	(13.5)%	298.1	319.2	(21.1)	(6.6)%
MEAP	63.8	89.2	(25.4)	(28.5)%	129.8	158.1	(28.3)	(17.9)%

Segment Operating Income (Loss)
Americas	$26.1	$23.9	$2.2	9.2%	$43.8	$53.4	$(9.6)	(18.0)%
EURAF	(14.6)	(6.8)	(7.8)	*	(25.9)	(18.6)	(7.3)	*
MEAP	9.8	9.3	0.5	5.4%	21.2	17.5	3.7	21.1%
*Measure not meaningful

Americas

Americas segment net sales increased 8.9% for the three months ended June 30, 2025 to $323.2 million from $296.7 million for the same period in 2024. The increase was primarily attributable to $13.5 million of higher new machine sales due to favorable product mix, partially offset by lower new crane shipments. Non-new machine sales for the three months ended June 30, 2025 increased $12.9 million when compared to the same period in 2024, primarily due to higher used crane shipments.

Americas segment operating income increased $2.2 million for the three months ended June 30, 2025 to $26.1 million from $23.9 million for the same period in 2024. The increase was primarily attributable to higher net sales and favorable product mix. This was partially offset by lower absorbed costs due to lower manufacturing volume.

Americas segment net sales remained relatively flat for the six months ended June 30, 2025 at $582.5 million as compared to $579.9 million for the same period in 2024. Non-new machine sales for the six months ended June 30, 2025 increased $20.4 million when compared to the same period in 2024, primarily due to higher used crane shipments. This was partially offset by $17.7 million in lower new machine sales due to unfavorable product mix.

Americas segment operating income decreased $9.6 million for the six months ended June 30, 2025 to $43.8 million from $53.4 million for the same period in 2024. The decrease was primarily attributable lower absorbed costs due to lower manufacturing volume, partially offset by favorable product mix.

EURAF

EURAF segment net sales decreased 13.5% for the three months ended June 30, 2025 to $152.5 million from $176.2 million for the same period in 2024. The decrease was primarily attributable to $28.7 million of lower mobile crane sales. This was partially offset by $2.0 million of higher tower cranes shipments and $4.1 million of higher non-new machine sales. Segment net sales were favorably impacted by $7.9 million from changes in foreign currency exchange rates.

EURAF segment operating loss increased $7.8 million for the three months ended June 30, 2025 to $14.6 million from $6.8 million for the same period in 2024. The increase in operating loss was primarily attributable to the lower net sales and higher engineering, selling and administrative expenses due to the triennial bauma trade show and higher new product development costs. Segment operating income was unfavorably impacted by $0.7 million from changes in foreign currency exchange rates.

EURAF segment net sales decreased 6.6% for the six months ended June 30, 2025 to $298.1 million from $319.2 million for the same period in 2024. The decrease was primarily attributable to $49.0 million of lower mobile cranes shipments. This was partially offset by $14.5 million of higher tower crane shipments and $13.4 million of higher non-new machine sales. Segment net sales were favorably impacted by $4.7 million from changes in foreign currency exchange rates.

EURAF segment operating loss increased $7.3 million for the six months ended June 30, 2025 to $25.9 million from $18.6 million for the same period in 2024. The increase in operating loss was primarily attributable to the lower net sales and higher engineering, selling and administrative expenses due to the triennial bauma trade show and higher new product development costs. Segment operating income was unfavorably impacted by $0.3 million from changes in foreign currency exchange rates.

MEAP

MEAP segment net sales decreased 28.5% for the three months ended June 30, 2025 to $63.8 million from $89.2 million for the same period in 2024. The decrease was primarily attributable to $23.6 million of lower new machine sales due to unfavorable product mix and $2.8 million of lower non-new machine sales. Segment net sales were favorably impacted by $0.7 million from changes in foreign currency exchange rates.

MEAP segment operating income remained relatively flat for the three months ended June 30, 2025 at $9.8 million compared to $9.3 million for the same period in 2024, due to product mix. Segment operating income was favorably impacted by $0.1 million from changes in foreign currency exchange rates.

MEAP segment net sales decreased 17.9% for the six months ended June 30, 2025 to $129.8 million from $158.1 million for the same period in 2024. The decrease was primarily attributable to $24.2 million of lower new machine sales due to unfavorable product mix and $4.1 million of lower non-new machine sales. Segment net sales were unfavorably impacted by $1.5 million from changes in foreign currency exchange rates.

MEAP segment operating income increased $3.7 million for the six months ended June 30, 2025 to $21.2 million from $17.5 million for the same period in 2024. The increase was primarily due to higher absorbed costs due to higher manufacturing volume. Segment operating income was unfavorably impacted by $0.2 million from changes in foreign currency exchange rates.

Financial Condition

Cash Flows

A summary of cash flows for the six months ended June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025	2024	Dollar Change
Net cash used for operating activities	$(54.8)	$(19.6)	$(35.2)
Net cash used for investing activities	(29.5)	(21.6)	(7.9)
Net cash provided by financing activities	67.0	45.7	21.3
Cash and cash equivalents	32.9	38.1	(5.2)

Cash Flows From Operating Activities Cash flows used for operating activities of $54.8 million for the six months ended June 30, 2025 increased $35.2 million from $19.6 million for the same period in 2024. The increase in net cash used for operating activities was primarily due to lower net income adjusted for non-cash items and $24.5 million of higher cash outflows related to net working capital. The higher cash outflow in net working capital was primarily driven by additional cash outflows of $34.1 million for accounts receivable, $22.4 million for other assets, and $11.3 million for inventory. This was partially offset by $59.3 million of additional cash inflows for accounts payable.

Cash Flows From Investing Activities

Net cash used for investing activities of $29.5 million for the six months ended June 30, 2025 increased $7.9 million from $21.6 million for the same period in 2024. The increase in net cash used for investing activities was primarily due to $12.9 million of cash outflows related to the purchase of certain assets and territory from Ring Power Corporation and $3.3 million of lower proceeds from the sale of property, plant, and equipment. This was partially offset by $8.3 million of lower capital expenditures.

Cash Flows From Financing Activities

Net cash provided by financing activities of $67.0 million for the six months ended June 30, 2025 increased $21.3 million from $45.7 million for the same period in 2024. The increase in net cash provided by financing activities was primarily due to $24.5 million of additional net borrowings under the revolving credit facility.

Liquidity and Capital Resources

The Company’s liquidity position as of June 30, 2025, December 31, 2024 and June 30, 2024 is summarized as follows:

	June 30, 2025	December 31, 2024	June 30, 2024
Cash and cash equivalents	$32.9	$48.0	$38.1
Revolver borrowing capacity	325.0	325.0	275.0
Other debt availability	47.8	42.4	43.8
Less: Borrowings on revolver	(156.9)	(79.0)	(107.5)
Less: Borrowings on other debt	(7.8)	(12.1)	(20.3)
Less: Outstanding letters of credit	(3.4)	(3.4)	(3.4)
Total liquidity	$237.6	$320.9	$225.7

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

In addition to the ABL Revolving Credit Facility, the Company has access to committed and non-committed lines of credit to fund working capital in Europe and China. There are six facilities, of which five facilities are denominated in Euros totaling €37.0 million and one facility denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of June 30, 2025 for the six facilities was $47.8 million, with $7.8 million outstanding.

Debt

Outstanding debt as of June 30, 2025 and December 31, 2024 is summarized as follows:

	June 30, 2025	December 31, 2024
Borrowings under senior secured asset based revolving credit facility	$156.9	$79.0
Senior secured second lien notes due 2031	300.0	300.0
Other debt	18.4	16.4
Deferred financing costs	(4.8)	(5.2)
Total debt	470.5	390.2
Short-term borrowings and current portion of long-term debt	(10.7)	(13.1)
Long-term debt	$459.8	$377.1

Both the ABL Revolving Credit Facility and 2031 Notes include customary covenants and events of default. Refer to Note 11, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of covenants under the ABL Revolving Credit Facility and 2031 Notes. As of June 30, 2025, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company seeks to opportunistically raise capital in the debt capital markets and bank credit markets.

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

Adjusted ROIC is determined by dividing adjusted net operating profit after tax (“Adjusted NOPAT”) for the trailing twelve-months by the five-quarter average of invested capital. Adjusted NOPAT is calculated for each quarter by taking operating income plus the addback of amortization of intangible assets, and the addback or subtraction of restructuring expenses, other non-recurring items – net, and provision for income taxes, which is determined using a 15% tax rate. Invested capital is defined as net total assets less cash and cash equivalents and income tax assets - net plus short-term and long-term debt. Income taxes are defined as income tax payables/receivables, net deferred tax assets/liabilities, and uncertain tax positions.

The Company’s Adjusted ROIC as of June 30, 2025 was 4.2%. Below is the calculation of Adjusted ROIC as of June 30, 2025.

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	Trailing Twelve Months
Operating income	$9.8	$5.3	$16.2	$7.5	$38.8
Amortization of intangible assets	0.8	0.8	0.7	0.7	3.0
Restructuring expense	1.0	0.8	1.2	0.5	3.5
Other non-recurring items - net(1)	—	—	1.0	2.6	3.6
Adjusted operating income	11.6	6.9	19.1	11.3	48.9
Provision for income taxes	(1.7)	(1.0)	(2.9)	(1.7)	(7.3)
Adjusted NOPAT	$9.9	$5.9	$16.2	$9.6	$41.6

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	5-Quarter Average
Total assets	$1,883.8	$1,763.8	$1,660.0	$1,776.7	$1,747.9	$1,766.4
Total liabilities	(1,202.5)	(1,112.2)	(1,019.9)	(1,169.1)	(1,155.6)	(1,131.9)
Net total assets	681.3	651.6	640.1	607.6	592.3	634.6
Cash and cash equivalents	(32.9)	(41.4)	(48.0)	(22.9)	(38.1)	(36.7)
Short-term borrowings and current portion of long-term debt	10.7	17.6	13.1	40.5	21.4	20.7
Long-term debt	459.8	381.4	377.1	426.7	406.3	410.3
Income tax assets - net	(68.1)	(69.4)	(66.9)	(10.1)	(4.4)	(43.8)
Invested capital	$1,050.8	$939.8	$915.4	$1,041.8	$977.5	$985.1

Adjusted ROIC						4.2%

(1) Other non-recurring items – net for the trailing twelve months relate to $3.6 million of costs associated with a legal matter with the EPA. Refer to the Company’s previously filed Form 10-K and Form 10-Qs for a description of other non-recurring items - net for the three months ended December 31, 2024 and September 30, 2024.

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring expense, other income (expense) - net, and certain other non-recurring items.

The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA for the three and six months ended June 30, 2025 and 2024 and trailing twelve months is summarized as follows.

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve
	2025	2024	2025	2024	Months
Net income (loss)	$1.5	$1.6	$(4.8)	$6.1	$44.9
Interest expense and amortization of deferred financing fees	9.5	10.0	18.6	19.5	38.8
Provision (benefit) for income taxes	(0.2)	1.6	(2.7)	3.5	(50.3)
Depreciation expense	14.7	14.6	29.5	29.3	60.2
Amortization of intangible assets	0.8	0.8	1.6	1.5	3.0
EBITDA	26.3	28.6	42.2	59.9	96.6
Restructuring expense	1.0	2.3	1.8	2.9	3.5
Other non-recurring items - net (1)	—	5.4	—	5.5	3.6
Other (income) expense - net (2)	(1.0)	(0.3)	4.0	(1.0)	5.4
Adjusted EBITDA	$26.3	$36.0	$48.0	$67.3	$109.1

Adjusted EBITDA margin percentage	4.9%	6.4%	4.8%	6.4%	4.9%
(1)
Other non-recurring items - net for the three months ended June 30, 2024 relate to $5.3 million of costs associated with a legal matter with the EPA and $0.1 million of one-time costs. Other non-recurring items - net for the six months ended June 30, 2024 relate to $5.3 million of costs associated with a legal matter with the EPA and $0.2 million of one-time costs.

(2)
Other (income) expense - net includes net foreign currency (gains) losses, other components of net periodic pension costs, and other items in the three, six, and trailing twelve months ended June 30, 2025 and the three and six months ended June 30, 2024.

Free Cash Flows

Free cash flows is defined as net cash used for operating activities less cash outflow from investment in capital expenditures. The reconciliation of net cash used for operating activities to free cash flows for the six months ended June 30, 2025 and 2024 is summarized as follows.

	Six Months Ended June 30,
	2025	2024
Net cash used for operating activities	$(54.8)	$(19.6)
Capital expenditures	(16.8)	(25.1)
Free cash flows	$(71.6)	$(44.7)

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since the 2024 Annual Report on Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2024 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

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

Item 5. Other Information

(c) During the three months ended June 30, 2025, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

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

Date: August 8, 2025	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ryan M. Palmer
Ryan M. Palmer
Vice President, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)