Form 10-Q
period 2025-09-30
MANITOWOC CO INC
filed 2025-11-06
CIK 61986

os

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, the registrant had 35,470,942 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

(In millions, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$553.4	$524.8	$1,563.8	$1,582.0
Cost of sales	450.8	437.2	1,272.4	1,302.2
Gross profit	102.6	87.6	291.4	279.8
Operating costs and expenses:
Engineering, selling and administrative expenses	83.4	78.9	253.7	238.6
Amortization of intangible assets	0.7	0.7	2.3	2.2
Restructuring expense	—	0.5	1.8	3.4
Total operating costs and expenses	84.1	80.1	257.8	244.2
Operating income	18.5	7.5	33.6	35.6
Other expense:
Interest expense	(9.8)	(9.6)	(27.7)	(28.4)
Amortization of deferred financing fees	(0.4)	(0.3)	(1.1)	(1.0)
Other expense - net	(0.8)	(4.9)	(4.8)	(3.9)
Total other expense	(11.0)	(14.8)	(33.6)	(33.3)
Income (loss) before income taxes	7.5	(7.3)	—	2.3
Provision (benefit) for income taxes	2.5	(0.3)	(0.2)	3.2
Net income (loss)	$5.0	$(7.0)	$0.2	$(0.9)

Per Share Data and Share Amounts:
Basic net income (loss) per common share	$0.14	$(0.20)	$0.01	$(0.03)

Diluted net income (loss) per common share	$0.14	$(0.20)	$0.01	$(0.03)

Weighted average shares outstanding - basic	35,467,707	35,123,015	35,398,738	35,251,847
Weighted average shares outstanding - diluted	36,264,880	35,123,015	35,951,308	35,251,847

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$5.0	$(7.0)	$0.2	$(0.9)
Other comprehensive income (loss), net of income tax
Unrealized gain (loss) on derivatives, net of income tax provision (benefit) of $(0.7), $0.0, $0.9 and $0.0, respectively	(2.0)	1.4	2.8	(0.5)
Employee pension and postretirement benefit income (expense), net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	0.1	(0.5)	(1.0)	(0.4)
Foreign currency translation adjustments, net of income tax provision (benefit) of $(0.1), $0.0, $6.6, and $(0.9), respectively	(2.8)	19.0	37.1	6.7
Total other comprehensive income (loss), net of income tax	(4.7)	19.9	38.9	5.8
Comprehensive income	$0.3	$12.9	$39.1	$4.9

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2025 and December 31, 2024

(Unaudited)

(In millions, except par value and share amounts)

	September 30, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$39.7	$48.0
Accounts receivable, less allowances of $5.9 and $5.9, respectively	279.5	260.3
Inventories - net	817.5	609.4
Other current assets	45.1	41.2
Total current assets	1,181.8	958.9
Property, plant and equipment — net	346.4	346.2
Operating lease right-of-use assets	66.5	59.3
Goodwill	79.1	77.8
Intangible assets — net	125.9	118.5
Other non-current assets	100.9	99.3
Total assets	$1,900.6	$1,660.0
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$458.3	$389.4
Customer advances	17.0	18.0
Short-term borrowings and current portion of long-term debt	20.5	13.1
Product warranties	36.3	37.0
Other liabilities	19.6	16.8
Total current liabilities	551.7	474.3
Non-Current Liabilities:
Long-term debt	479.9	377.1
Operating lease liabilities	53.1	47.0
Deferred income taxes	2.6	2.1
Pension obligations	49.1	47.1
Postretirement health and other benefit obligations	4.3	4.7
Long-term deferred revenue	17.7	17.5
Other non-current liabilities	59.5	50.1
Total non-current liabilities	666.2	545.6
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,470,942 and 35,134,245 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	614.6	615.1
Accumulated other comprehensive loss	(68.7)	(107.6)
Retained earnings	199.5	199.3
Treasury stock, at cost (5,323,041 and 5,659,738 shares, respectively)	(63.1)	(67.1)
Total stockholders' equity	682.7	640.1
Total liabilities and stockholders' equity	$1,900.6	$1,660.0

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2025 and 2024

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net income (loss)	$0.2	$(0.9)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation expense	44.4	44.2
Amortization of intangible assets	2.3	2.2
Stock-based compensation expense	6.8	8.0
Amortization of deferred financing fees	1.1	1.0
Loss on debt extinguishment	—	1.1
Gain on sale of property, plant and equipment	(0.2)	(0.1)
Changes in operating assets and liabilities
Accounts receivable	(7.5)	5.9
Inventories	(148.4)	(103.2)
Other assets	(6.4)	14.3
Accounts payable	79.2	(0.6)
Accrued expenses and other liabilities	(40.4)	(35.1)
Net cash used for operating activities	(68.9)	(63.2)
Cash Flows from Investing Activities:
Capital expenditures	(24.7)	(34.4)
Proceeds from sale of property, plant, and equipment	0.5	5.3
Purchase of assets	(12.9)	—
Net cash used for investing activities	(37.1)	(29.1)
Cash Flows from Financing Activities:
Payments on revolving credit facility	(15.0)	—
Proceeds from revolving credit facility	107.2	67.4
Payments on long-term debt	—	(300.0)
Proceeds from long-term debt	—	300.0
Proceeds from other debt - net	8.3	32.2
Debt issuance costs	—	(6.2)
Common stock repurchases	—	(5.7)
Other financing activities	(4.6)	(6.7)
Net cash provided by financing activities	95.9	81.0
Effect of exchange rate changes on cash and cash equivalents	1.8	(0.2)
Net decrease in cash and cash equivalents	(8.3)	(11.5)
Cash and cash equivalents at beginning of period	48.0	34.4
Cash and cash equivalents at end of period	$39.7	$22.9
Supplemental Cash Flow Information
Interest paid	$21.3	$38.6
Income taxes paid	5.4	7.7
Operating right-of-use assets obtained	15.7	7.2
Finance right-of-use assets obtained	8.0	9.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and nine months ended September 30, 2025 and 2024

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$613.6	$610.1	$615.1	$613.1
Stock compensation plans	1.0	2.3	(0.5)	(0.7)
Balance at end of period	$614.6	$612.4	$614.6	$612.4
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(64.0)	$(100.5)	$(107.6)	$(86.4)
Other comprehensive income (loss)	(4.7)	19.9	38.9	5.8
Balance at end of period	$(68.7)	$(80.6)	$(68.7)	$(80.6)
Retained Earnings
Balance at beginning of period	$194.5	$149.6	$199.3	$143.5
Net income (loss)	5.0	(7.0)	0.2	(0.9)
Balance at end of period	$199.5	$142.6	$199.5	$142.6
Treasury Stock
Balance at beginning of period	$(63.2)	$(67.3)	$(67.1)	$(67.3)
Stock compensation plans	0.1	0.1	4.0	5.8
Common stock repurchases	—	—	—	(5.7)
Balance at end of period	$(63.1)	$(67.2)	$(63.1)	$(67.2)
Total stockholders' equity	$682.7	$607.6	$682.7	$607.6

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2025 and 2024

1. Company and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) was founded in 1902 and has over a 120-year tradition of providing high-quality, customer-focused products and support services to its markets. Headquartered in Milwaukee, Wisconsin, United States, Manitowoc is one of the world's leading providers of engineered lifting products and services. Manitowoc, through its wholly-owned subsidiaries, designs, manufactures, markets, distributes, and supports comprehensive product lines of mobile hydraulic cranes, lattice-boom crawler cranes, boom trucks, and tower cranes under the Grove, Manitowoc, MGX Equipment Services, National Crane, Potain, Shuttlelift, and Upfits by Aspen Equipment brand names. The Company serves a wide variety of customers, including dealers, rental companies, contractors, and government entities, across the petrochemical, industrial, commercial construction, power and utilities, infrastructure and residential construction end markets. Due to the ongoing and predictable maintenance needed by cranes, as well as the high cost of crane downtime, Manitowoc’s aftermarket support operations provide the Company with a consistent stream of recurring revenue.

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2025 and 2024, the cash flows for the same nine month periods and the financial positions as of September 30, 2025 and December 31, 2024, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The balance sheet as of December 31, 2024 was derived from the audited annual financial statements. The interim results are not necessarily indicative of results for a full year and do not contain all of the information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2024. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All amounts, except per share data and per share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

2. Recent Accounting Changes and Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this ASU enhance the transparency and decision usefulness of income tax disclosures. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of the ASU will not have a material impact on the Company's consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 224-40): Disaggregation of Income Statement Expense." The amendments in this ASU require public companies to disclose more information about their expenses in their financial statements. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

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

4. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$23.7	$17.8	$18.0	$19.2
Cash received in advance of satisfying performance obligations	39.3	21.7	104.7	85.2
Revenue recognized	(45.2)	(22.4)	(106.3)	(86.8)
Currency translation	-	0.5	1.4	—
Balance at end of period	$17.8	$17.6	$17.8	$17.6

The long-term portion of customer advances is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company recognizes a contract asset for certain remanufacturing, repair, and field service work when service is completed but unbilled as of the end of the period. Contract assets are recorded in other current assets in the Condensed Consolidated Balance Sheets. Contract assets were $13.6 million and $8.8 million as of September 30, 2025 and December 31, 2024, respectively.

5. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) and The Manitowoc Company, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") that were accounted for at fair value as of September 30, 2025 and December 31, 2024.

	Fair Value as of September 30, 2025
	Level 1	Level 2	Level 3	Total	Recognized Location
Assets:
FX Forward Contracts	$—	$1.3	$—	$1.3	Other current assets
Deferred Compensation Plan - Program B	9.3	—	—	9.3	Other non-current assets
Total assets at fair value	$9.3	$1.3	$—	$10.6

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Recognized Location
Assets:
FX Forward Contracts	$—	$0.1	$—	$0.1	Other current assets
Deferred Compensation Plan - Program B	8.8	—	—	8.8	Other non-current assets
Total assets at fair value	$8.8	$0.1	$—	$8.9

Current Liabilities:
FX Forward Contracts	$—	$3.4	$—	$3.4	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on October 1, 2031, with an annual coupon rate of 9.25% (the “2031 Notes”), was approximately $316.0 million as of September 30, 2025. Refer to Note 11, “Debt,” for a description of the 2031 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2031 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of September 30, 2025, due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) ("AOCI"). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. During the three and nine months ended September 30, 2025, $1.6 million of forecasted transactions were no longer probable of occurring, resulting in a net gain of $0.1 million being recorded to other expense - net in the Condensed Consolidated Statement of Operations. No amounts were recorded related to forecasted transactions no longer being probable during the three and nine months ended September 30, 2024.

The Company had FX Forward Contracts with aggregate notional amounts of $73.8 million and $129.7 million in U.S. dollar equivalent as of September 30, 2025 and December 31, 2024, respectively. The aggregate notional amount outstanding as of September 30, 2025 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. Net unrealized gains (losses), net of income tax, recorded in AOCI were $1.1 million and $(1.7) million as of September 30, 2025 and December 31, 2024, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized Location	2025	2024	2025	2024
Designated	Cost of sales	$2.2	$0.5	$3.1	$(0.8)
Non-Designated	Other expense - net	$(2.0)	$(0.6)	$(2.5)	$1.7

7. Inventories

The components of inventories as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
Raw materials	$213.3	$121.4
Work-in-process	173.4	114.8
Finished goods	430.8	373.2
Total inventories	$817.5	$609.4

8. Property, Plant, and Equipment

The components of property, plant, and equipment as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
Land	$15.5	$14.3
Building and improvements	218.7	203.3
Machinery, equipment, and tooling	355.9	318.3
Furniture and fixtures	14.2	13.3
Computer hardware and software	135.9	129.6
Rental cranes	178.6	185.7
Construction in progress	9.4	6.9
Total cost	928.2	871.4
Less accumulated depreciation	(581.8)	(525.2)
Property, plant, and equipment — net	$346.4	$346.2

Property, plant, and equipment is depreciated over the estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Additions to property, plant, and equipment included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 were $1.6 million and $5.3 million, respectively.

9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2025 are summarized as follows:

	Americas	MEAP	Consolidated
Balance as of December 31, 2024	$14.4	$63.4	$77.8
Foreign currency impact	—	1.3	1.3
Balance as of September 30, 2025	$14.4	$64.7	$79.1

The gross carrying amount, accumulated impairment and net book value of the Company's goodwill balances by reportable segment as of September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas	$180.9	$(166.5)	$14.4	$180.9	$(166.5)	$14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	64.7	—	64.7	63.4	—	63.4
Total	$327.8	$(248.7)	$79.1	$326.5	$(248.7)	$77.8

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the assets. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three and nine months ended September 30, 2025.

The gross carrying amount, accumulated amortization, and net book value of the Company’s other intangible assets other than goodwill as of September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$28.1	$(14.2)	$13.9	$26.3	$(13.0)	$13.3
Patents	30.3	(30.0)	0.3	28.1	(27.8)	0.3
Noncompetition agreements	4.2	(3.4)	0.8	4.2	(2.8)	1.4
Trademarks and tradenames	2.2	(1.8)	0.4	2.2	(1.5)	0.7
Total	$64.8	$(49.4)	$15.4	$60.8	$(45.1)	$15.7
Indefinite-lived intangible assets:
Trademarks and tradenames	$95.5	$—	$95.5	$89.2	$—	$89.2
Distribution network	15.0	—	15.0	13.6	—	13.6
Total	110.5	—	110.5	102.8	—	102.8
Total other intangible assets	$175.3	$(49.4)	$125.9	$163.6	$(45.1)	$118.5

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three and nine months ended September 30, 2025.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event during the three and nine months ended September 30, 2025.

Other intangible assets with definite lives are amortized over their estimated useful lives.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025	December 31, 2024
Trade accounts payable	$301.1	$205.5
Employee-related expenses	49.1	43.2
Accrued vacation	26.8	23.3
Miscellaneous accrued expenses	81.3	117.4
Total accounts payable and accrued expenses	$458.3	$389.4

11. Debt

Outstanding debt as of September 30, 2025 and December 31, 2024 is summarized as follows:

	September 30, 2025	December 31, 2024
Borrowings under senior secured asset based revolving credit facility	$177.2	$79.0
Senior secured second lien notes due 2031	300.0	300.0
Other debt	27.8	16.4
Deferred financing costs	(4.6)	(5.2)
Total debt	500.4	390.2
Short-term borrowings and current portion of long-term debt	(20.5)	(13.1)
Long-term debt	$479.9	$377.1

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

On June 17, 2021, the Company amended the ABL Credit Agreement to adjust certain negative covenants which reduced restrictions on the Company’s ability to expand its rental business. On May 19, 2022, the Company further amended the ABL Credit Agreement to (i) extend the maturity date to May 19, 2027 (subject to a springing maturity date of December 30, 2025 if our senior secured lien notes due April 1, 2026 had not been repaid in full or refinanced prior to December 30, 2025), (ii) permit the inclusion, subject to certain limitations, of the crane rental assets of certain subsidiaries in the borrowing base used to calculate availability under the ABL Credit Agreement, (iii) permit separate financing of crane rental assets not included in the borrowing base and (iv) replace the U.S. dollar London Inter-bank Offered Rate with interest rates based on the secured overnight financing rate plus a credit spread adjustment (“SOFR”).

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

As of September 30, 2025 and December 31, 2024, the Company had borrowings on the ABL Revolving Credit Facility of $177.2 million and $79.0 million, respectively. During the period from July 1, 2025 to September 30, 2025, the spreads for Term Benchmark, Applicable Overnight Rate, CBR and RFR spread and Alternative Base Rate borrowings are deemed to be in

Category 2. As of September 30, 2025, there was excess availability of $144.4 million, which represents revolver borrowing capacity of $325.0 million less $177.2 million of borrowings outstanding and $3.4 million of U.S. letters of credit outstanding.

As of September 30, 2025, the Company had other indebtedness outstanding of $27.8 million that had a weighted-average interest rate of approximately 3.9%. This debt includes balances on local credit lines, overdraft facilities, and other financing arrangements.

On September 19, 2024, the Company and certain of its subsidiaries entered into an indenture with U.S. Bank Trust Company, National Association as trustee and notes collateral agent, pursuant to which the Company issued $300.0 million aggregate principal amount of the 2031 Notes with an annual coupon rate of 9.25%. Interest on the 2031 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. The 2031 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility or that guarantees certain other debt of the Company or a guarantor. The 2031 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of the Company and of the guarantors that secure obligations under the ABL Revolving Credit Facility. The Company used the net proceeds from this offering, together with cash on hand, to redeem all of its outstanding 9.00% Senior Secured Second Lien Notes due 2026 ("2026 Notes").

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

As of September 30, 2025, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

12. Accounts Receivable Factoring

The Company has two non-U.S. accounts receivable financing programs with a maximum availability of €25.0 million and €40.0 million. Transactions under the non-U.S. programs were accounted for as sales in accordance with ASC Topic 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the customer's maximum limit and the Company's maximum availability.

For the three and nine months ended September 30, 2025, cash proceeds from the factoring of accounts receivable qualifying as sales were $63.7 million and $183.1 million, respectively. For the three and nine months ended September 30, 2024, cash proceeds from the factoring of accounts receivable qualifying as sales were $33.0 million and $120.7 million, respectively.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three and nine months ended September 30, 2025 and 2024 were immaterial.

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

For the three months ended September 30, 2025 and 2024, the Company recorded a provision for income taxes of $2.5 million and a benefit for income taxes of $0.3 million, respectively. For the nine months ended September 30, 2025, and 2024, the Company recorded a benefit for income taxes of $0.2 million and a provision for income taxes of $3.2 million, respectively.

As of September 30, 2025 and December 31, 2024, the Company’s unrecognized tax benefits, excluding interest and penalties, were $14.9 million and $13.9 million, respectively.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant tax related provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The OBBBA has multiple effective dates with the earliest provisions taking effect in 2025 and others beginning in 2026 and beyond. The Company has evaluated the OBBBA and determined the current impact on the consolidated financial statements to be immaterial.

14. Net Income (Loss) Per Common Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic weighted average common shares outstanding	35,467,707	35,123,015	35,398,738	35,251,847
Effect of dilutive securities - equity compensation awards	797,173	—	552,570	—
Diluted weighted average common shares outstanding	36,264,880	35,123,015	35,951,308	35,251,847

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 451,657 and 922,786 were excluded from the diluted weighted average common shares outstanding for the three and nine months ended September 30, 2025, respectively. Due to the net loss incurred during the three and nine months ended September 30, 2024, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the net diluted income (loss) per share calculations for that period.

No cash dividends were declared or paid during the three and nine months ended September 30, 2025 and 2024.

15. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of September 30, 2025, the Company has $29.3 million remaining under an authorization from the Board of Directors to purchase up to $35.0 million of the Company’s common stock at management’s discretion.

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the three months ended September 30, 2025 and 2024 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of June 30, 2024	$(0.6)	$(10.2)	$(89.7)	$(100.5)
Other comprehensive income (loss) before reclassifications	1.9	(0.7)	19.0	20.2
Amounts reclassified from accumulated other comprehensive loss	(0.5)	0.2	—	(0.3)
Net other comprehensive income (loss)	1.4	(0.5)	19.0	$19.9
Balance as of September 30, 2024	$0.8	$(10.7)	$(70.7)	$(80.6)

Balance as of June 30, 2025	$3.1	$(8.8)	$(58.3)	$(64.0)
Other comprehensive income (loss) before reclassifications	(0.4)	0.2	(2.8)	(3.0)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(0.1)	—	(1.7)
Net other comprehensive income (loss)	(2.0)	0.1	(2.8)	(4.7)
Balance as of September 30, 2025	$1.1	$(8.7)	$(61.1)	$(68.7)

A reconciliation of the changes in accumulated other comprehensive income (loss), net of income tax, by component for the nine months ended September 30, 2025 and 2024 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2023	$1.3	$(10.3)	$(77.4)	$(86.4)
Other comprehensive income (loss) before reclassifications	(1.3)	(0.7)	6.7	4.7
Amounts reclassified from accumulated other comprehensive loss	0.8	0.3	—	1.1
Net other comprehensive income (loss)	(0.5)	(0.4)	6.7	5.8
Balance as of September 30, 2024	$0.8	$(10.7)	$(70.7)	$(80.6)

Balance as of December 31, 2024	$(1.7)	$(7.7)	$(98.2)	$(107.6)
Other comprehensive income (loss) before reclassifications	5.1	(0.9)	37.1	41.3
Amounts reclassified from accumulated other comprehensive loss	(2.3)	(0.1)	—	(2.4)
Net other comprehensive income (loss)	2.8	(1.0)	37.1	38.9
Balance as of September 30, 2025	$1.1	$(8.7)	$(61.1)	$(68.7)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Amount Reclassified out of Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$2.2	$0.5	$3.1	$(0.8)		Cost of sales
Total before income taxes	2.2	0.5	3.1	(0.8)
Provision for income taxes	(0.6)	—	(0.8)	—
Total, net of income taxes	$1.6	$0.5	$2.3	$(0.8)

Amortization of pension and postretirement items
Actuarial gains (losses)	$0.1	$(0.2)	$0.1	$(0.3)	(a)	Other expense - net
Total before income taxes	0.1	(0.2)	0.1	(0.3)
Provision for income taxes	—	—	—	—
Total, net of income taxes	$0.1	$(0.2)	$0.1	$(0.3)

Total reclassifications for the period, net of income taxes	$1.7	$0.3	$2.4	$(1.1)

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

During the nine months ended September 30, 2025, the Company modified certain 2023 and 2024 restricted stock units and performance share units to settle them in cash in lieu of stock. The performance conditions, if applicable, and vesting schedules remain unchanged for these awards.

As of September 30, 2025, the Company had outstanding cash-settled awards of 232,603 shares. The liability on these awards was $1.1 million as of September 30, 2025, and is included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets.

Stock-based compensation expense, including cash-settled liability awards, was $1.1 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively. Stock-based compensation expense, including cash-settled liability awards, was $7.1 million and $8.0 million for the nine months ended September 30, 2025 and 2024, respectively. The Company reports stock-based compensation expense within engineering, selling, and administrative expenses in the Condensed

Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to retirement, death or disability provisions of the 2013 or 2025 Omnibus Incentive Plans, as applicable.

The Company granted no restricted stock units and 2,694 restricted stock units during the three months ended September 30, 2025 and 2024, respectively. The Company granted 628,499 restricted stock units, inclusive of 130,207 director awards and 78,145 cash-settled liability awards, during the nine months ended September 30, 2025. The Company granted 461,632 restricted stock units, inclusive of 78,894 director awards and zero cash-settled liability awards, during the nine months ended September 30, 2024. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date and director awards vest immediately on the grant date.

The Company issued no performance shares to employees during the three months ended September 30, 2025 and 2024. The Company granted 437,969 and 365,174 performance share units to employees, inclusive of 63,171 and zero cash-settled liability awards, during the nine months ended September 30, 2025 and 2024, respectively. Performance share units vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year.

The performance goals for the performance share units granted in 2025 are weighted 60% on the 3-year average of the Company’s adjusted return on invested capital ("Adjusted ROIC") percentage from 2025 to 2027 and 40% on cumulative non-new machine sales from January 1, 2025 through December 31, 2027. The Company defines non-new machine sales as parts sales, used crane sales, rental revenue, service revenue and other revenue. The 2025 performance share units, excluding cash-settled liability awards, include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

The performance goals for the performance share units granted in 2024 are weighted 60% on the 3-year average of the Company's Adjusted ROIC percentage from 2024 to 2026 and 40% on cumulative non-new machine sales from January 1, 2024 through December 31, 2026. The 2024 performance share units include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

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

The following table shows information by reportable segment for the three and nine months ended September 30, 2025:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total
Revenues from external customers	$306.4	$163.2	$83.8	$553.4	$888.9	$461.3	$213.6	$1,563.8
Less: (a)
Cost of sales	246.2	140.0	64.6	450.8	717.4	394.1	160.9	1,272.4
Engineering, selling, and administration costs	33.8	33.3	6.2	73.3	99.5	101.9	18.5	219.9
Other segment items (b)	0.9	0.1	—	1.0	2.7	1.4	—	4.1
Segment operating income (loss)	25.5	(10.2)	13.0	28.3	69.3	(36.1)	34.2	67.4

Reconciliation of segment operating income (loss)
Interest expense				(9.8)				(27.7)
Amortization of deferred financing fees				(0.4)				(1.1)
Other expense - net				(0.8)				(4.8)
Unallocated amounts:
Other corporate expenses				(9.8)				(33.8)
Income before income taxes				$7.5				$-

Other Segment Disclosures
Depreciation and amortization (c)	8.7	5.5	0.7	14.9	26.0	16.4	2.1	44.5
Capital expenditures	2.5	4.7	0.5	7.7	11.8	10.2	2.0	24.0
(a)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b)
Other segment items for each reportable segment include:

Americas — amortization expense and restructuring expense.

EURAF — restructuring expense.

(c)
The amount of depreciation and amortization disclosed by reportable segment is included within cost of sales or engineering, selling, and administration costs, as applicable.

The following table shows information by reportable segment for the three and nine months ended September 30, 2024:

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total
Revenues from external customers	$287.1	$126.8	$110.9	$524.8	$867.0	$446.0	$269.0	$1,582.0
Less: (a)
Cost of sales	232.3	111.5	93.4	437.2	692.1	387.2	222.9	1,302.2
Engineering, selling, and administration costs	30.6	30.0	7.2	67.8	95.6	90.1	17.9	203.6
Other segment items (b)	1.0	0.2	0.3	1.5	2.7	2.2	0.7	5.6
Segment operating income (loss)	23.2	(14.9)	10.0	18.3	76.6	(33.5)	27.5	70.6

Reconciliation of segment operating income (loss)
Interest expense				(9.6)				(28.4)
Amortization of deferred financing fees				(0.3)				(1.0)
Other expense - net				(4.9)				(3.9)
Unallocated amounts:
Other corporate expenses				(10.8)				(35.0)
Income (loss) before income taxes				$(7.3)				$2.3

Other Segment Disclosures
Depreciation and amortization (c)	8.4	6.0	0.6	15.0	24.4	17.9	2.1	44.4
Capital expenditures	3.6	4.8	0.5	8.9	14.6	17.0	2.4	34.0
(a)
The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(b)
Other segment items for each reportable segment include:

Americas — amortization expense and restructuring expense.

EURAF — restructuring expense.

MEAP — restructuring expense.

(c)
The amount of depreciation and amortization disclosed by reportable segment is included within cost of sales or engineering, selling, and administration costs, as applicable.

Net sales by geographic area for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$277.9	$253.9	$805.3	$761.2
Europe	157.5	123.8	446.6	433.9
Other	118.0	147.1	311.9	386.9
Total net sales	$553.4	$524.8	$1,563.8	$1,582.0

New machine and non-new machine sales for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
New machine sales	$376.0	$355.6	$1,064.2	$1,120.3
Non-new machine sales	177.4	169.2	499.6	461.7
Total net sales	$553.4	$524.8	$1,563.8	$1,582.0

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

As of September 30, 2025, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of September 30, 2025, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of September 30, 2025, current and long-term product liability reserves were $1.7 million and $7.1 million, respectively. As of December 31, 2024, current and long-term product liability reserves were $1.4 million and $5.0 million, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Condensed Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of September 30, 2025 and December 31, 2024, the Company had zero estimated insurance recoveries included in other current assets in the Condensed Consolidated Balance Sheets.

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

On March 28, 2025, the federal district court for the Eastern District of Wisconsin entered a Consent Decree between the Company and the United States regarding alleged violations of the Transition Program for Equipment Manufacturers (“TPEM program”) relating to the sales of cranes manufactured between January 1, 2014 and July 31, 2017. Pursuant to the Consent Decree, the Company has paid a civil penalty of $42.6 million (plus interest of $0.6 million), and is implementing an emissions mitigation project upgrading a short-line locomotive engine in Maryland. Completion of the terms in the Consent Decree will settle this matter and release the Company from civil claims under the Clean Air Act related to the Company’s participation in the TPEM program. As of September 30, 2025, the Company has accrued $1.2 million related to the emissions mitigation project within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842 – “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of September 30, 2025 and December 31, 2024 was $18.5 million and $14.9 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of September 30, 2025 and December 31, 2024 was $33.5 million and $29.9 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $23.6 million and $14.3 million as of September 30, 2025 and December 31, 2024, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

In the normal course of business, the Company provides its customers a warranty covering workmanship, and in some cases materials, on products manufactured by the Company. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. In addition, the Company may incur other warranty-related costs outside of its standard warranty period. Costs for other warranty-related work are recorded in the period a loss is probable and can be reasonably estimated.

As of September 30, 2025 and December 31, 2024, the Company had reserves of $45.1 million and $45.3 million, respectively, for warranty and other warranty related work included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that ultimately are resolved by negotiation, arbitration, and litigation.

Below is a table summarizing the warranty and other warranty related work for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$47.6	$48.2	$45.3	$56.8
Adjustments to accruals for warranties	8.4	4.8	28.6	13.9
Settlements made (in cash or in kind) during the period	(10.8)	(7.2)	(31.2)	(24.1)
Currency translation	(0.1)	0.8	2.4	—
Balance at end of period	$45.1	$46.6	$45.1	$46.6

The long-term portion of the warranty liability is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company sells extended warranty contracts, which it accounts for as a service type warranty under ASC Topic 606 – “Revenue from Contracts with Customers.” Revenue associated with extended warranty contracts is deferred and amortized on a straight-line basis over the duration of the extended warranty period. As of both September 30, 2025 and December 31, 2024, there was $8.6 million of deferred revenue included in both other liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The components of net periodic benefit cost (income) for the three and nine months ended September 30, 2025 and 2024 are summarized as follows:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$—	$—	$0.3	$—
Interest cost of projected benefit obligations	1.3	0.6	0.1	1.4	0.6	—
Expected return on plan assets	(1.0)	(0.4)	—	(0.9)	(0.5)	—
Amortization of actuarial net (gain) loss	0.3	—	(0.4)	0.5	—	(0.3)
Net periodic benefit cost (income)	$0.6	$0.5	$(0.3)	$1.0	$0.4	$(0.3)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.9	$—	$—	$1.0	$—
Interest cost of projected benefit obligations	3.8	1.8	0.2	4.0	1.9	0.2
Expected return on plan assets	(3.2)	(1.3)	—	(2.9)	(1.3)	—
Amortization of actuarial net (gain) loss	0.9	0.2	(1.2)	1.4	0.1	(1.2)
Net periodic benefit cost (income)	$1.5	$1.6	$(1.0)	$2.5	$1.7	$(1.0)

The components of net periodic benefit cost (income) other than the service cost component are included in other expense - net in the Condensed Consolidated Statements of Operations.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to:

•
macroeconomic conditions, including inflation, elevated interest rates, and tariffs, as well as prior supply chain, labor and logistics constraints, have had, and may continue to have, a negative impact on Manitowoc’s ability to convert backlog into revenue which could impact, and has impacted, its financial condition, cash flows, and results of operations (including future uncertain impacts);
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
•
natural disasters, other weather events, pandemics, and other public health crises disrupting commerce in one or more regions of the world;
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

As of September 30, 2025, the U.S. has implemented country-specific trade agreements with key partners including the European Union, Japan, and the United Kingdom, featuring modified tariff structures and industry-specific exemptions. The U.S. continues to negotiate trade agreements with other countries, including China, which currently have varying reciprocal tariffs. In addition, the U.S. government imposed 50% tariffs on new steel and aluminum derivative products which include certain of the Company's crane models. These tariffs apply to imports from nearly all countries, with the UK subject to a reduced 25% rate.

Approximately 50% of the Company’s total net sales are generated in the United States. While the majority of the Company’s products are manufactured domestically, the evolving tariff landscape has and could continue to:

•
Increase input costs for imported components and raw materials, especially those containing steel, aluminum, or copper;
•
Disrupt supply chains, particularly for goods newly classified under derivative tariff codes; and/or
•
Affect demand due to price sensitivity and competitive shifts in the market.

The Company continues to monitor developments closely, including pending legal challenges to certain tariff authorities and ongoing negotiations with additional trade partners. Considerable uncertainty remains regarding industry-specific exemptions, retaliatory measures, and the final resolution of trade agreements. The Company is actively assessing the potential impact of such tariffs, developments, measures and agreements and evaluating potential mitigation strategies, including supply chain adjustments, pricing strategies, and sourcing diversification.

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

Orders for the three months ended September 30, 2025 increased 15.7% to $491.4 million from $424.7 million for the same period in 2024. The increase was primarily attributable to higher orders in the Americas segment and for tower product offerings in the EURAF segment. Orders were favorably impacted by $10.3 million from changes in foreign currency exchange rates.

Orders for the nine months ended September 30, 2025 increased 10.5% to $1,555.6 million from $1,407.2 million for the same period in 2024. The increase was primarily attributable to higher orders in the Americas segment and for tower product offerings in the EURAF segment. Orders were favorably impacted by $13.0 million from changes in foreign currency exchange rates.

As of September 30, 2025, total backlog was $666.5 million, an increase of 2.5% from the December 31, 2024 backlog of $650.2 million, and a decrease of 10.2% from the September 30, 2024 backlog of $742.1 million. Backlog was favorably impacted from changes in foreign currency exchange rates by $27.4 million and $11.5 million from December 31, 2024 and September 30, 2024, respectively.

Results of Operations For the Three and Nine Months Ended September 30, 2025 and 2024:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Percentage Change	2025	2024	Percentage Change
Net sales	553.4	524.8	5.4%	1,563.8	1,582.0	(1.2)%
Gross profit	102.6	87.6	17.1%	291.4	279.8	4.1%
Gross profit %	18.5%	16.7%		18.6%	17.7%
Engineering, selling and administrative expenses	83.4	78.9	5.7%	253.7	238.6	6.3%
Interest expense	9.8	9.6	2.1%	27.7	28.4	(2.5)%
Other expense - net	(0.8)	(4.9)	*	(4.8)	(3.9)	*
Provision (benefit) for income taxes	2.5	(0.3)	*	(0.2)	3.2	*

Net Sales

Consolidated net sales for the three months ended September 30, 2025 increased 5.4% to $553.4 million from $524.8 million in the same period in 2024. This increase was primarily attributable to $17.5 million of higher new machine sales in the Company's tower product line in the EURAF segment, $7.0 million of higher new machine sales in the Americas segment primarily due to favorable product mix, and $8.3 million of higher non-new machine sales. This was partially offset by $13.2 million of lower new machine sales in the MEAP segment primarily due to unfavorable product mix. Net sales were favorably impacted by $11.2 million from changes in foreign currency exchange rates.

Consolidated net sales for the nine months ended September 30, 2025 decreased 1.2% to $1,563.8 million from $1,582.0 million for the same period in 2024. This decrease was primarily attributable to $40.0 million of lower new machine sales in the Company's mobile product line in the EURAF segment due to lower crane shipments, $37.5 million of lower new machine sales in the MEAP segment due to unfavorable product mix, and $10.7 million of lower new machine sales in the Americas segment due to lower crane shipments and unfavorable product mix. This was partially offset by $32.0 million of higher new machine sales in the Company's tower crane product line in the EURAF segment and $37.9 million of higher non-new machine sales primarily in the Americas and EURAF segments. Net sales were favorably impacted by $13.8 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended September 30, 2025 increased 17.1% to $102.6 million as compared to $87.6 million for the same period in 2024. The increase was primarily due to the higher net sales and favorable product mix, partially offset by lower absorbed costs due to lower manufacturing volume in the Americas segment. Gross profit was favorably impacted by $2.0 million from changes in foreign currency exchange rates.

Gross profit percentage for the three months ended September 30, 2025 increased 180 basis points to 18.5% as compared to 16.7% for the same period in 2024. The increase was primarily due to favorable product mix, partially offset by lower absorbed costs due to lower manufacturing volume in the Americas segment.

Gross profit for the nine months ended September 30, 2025 increased 4.1% to $291.4 million from $279.8 million for the same period in 2024. The increase was primarily attributable to favorable product mix. This was partially offset by lower net sales and lower absorbed costs due to lower manufacturing volume in the Americas segment. Gross profit was favorably impacted by $2.7 million from changes in foreign currency exchange rates.

Gross profit percentage for the nine months ended September 30, 2025 increased 90 basis points to 18.6% from 17.7% for the same period in 2024. The increase was primarily due to favorable product mix, partially offset by lower absorbed costs due to lower manufacturing volume in the Americas segment.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses for the three months ended September 30, 2025 increased 5.7% to $83.4 million from $78.9 million for the same period in 2024. The increase was primarily due to higher new product development costs. This was partially offset by a $2.6 million charge related to a legal matter with the U.S. Environmental Protection Agency ("EPA") in the prior year. Engineering, selling, and administrative expenses were unfavorably impacted by $2.0 million from changes in foreign currency exchange rates.

Engineering, selling and administrative expenses for the nine months ended September 30, 2025 increased 6.3% to $253.7 million from $238.6 million for the same period in 2024. The increase was primarily due to costs for the triennial bauma trade show, higher employee related costs, and higher new product development costs. This was partially offset by a $2.9 million charge related to a legal matter with the EPA in the prior year. Engineering, selling, and administrative expenses were unfavorably impacted by $2.4 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended September 30, 2025 was $9.8 million as compared to $9.6 million for the same period in 2024. Interest expense increased year-over-year primarily due to higher outstanding balances on the Company's other credit facilities. This was partially offset by lower interest rates on borrowings under the Company's ABL Revolving Credit Facility. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Interest expense for the nine months ended September 30, 2025 was $27.7 million as compared to $28.4 million for the same period in 2024. Interest expense decreased year-over-year primarily due to lower interest rates on borrowings under the

Company's ABL Revolving Credit Facility. This was partially offset by higher outstanding balances on the Company's other credit facilities. See further detail at Note 11, “Debt” to the Condensed Consolidated Financial Statements.

Other Expense - Net

Other expense - net was $0.8 million during the three months ended September 30, 2025 and $4.9 million for the same period in 2024. Other expense - net during the three months ended September 30, 2025 was primarily composed of $0.5 million of pension related costs and $0.2 million of net currency losses. Other expense - net during the three months ended September 30, 2024 was primarily composed of $3.2 million of net currency losses and $1.1 million of non-cash losses associated with the refinancing of the Company's 2026 Notes.

Other expense - net was $4.8 million during the nine months ended September 30, 2025 and $3.9 million for the same period in 2024. Other expense- net during the nine months ended September 30, 2025 was primarily composed of $3.1 million of net currency losses, $1.2 million of pension related costs, and $0.6 million of interest related to settlement of the matter with the EPA. This was partially offset by $1.0 million of interest income. Other expense – net during the nine months ended September 30, 2024 was primarily composed of $2.2 million of pension related costs, $1.4 million of net currency losses, and $1.1 million of non-cash losses associated with the refinancing of the Company's 2026 Notes, partially offset by $0.7 million of interest income.

Provision (Benefit) for Income Taxes

For the three months ended September 30, 2025, and 2024, the Company recorded a provision for income taxes of $2.5 million and a benefit for income taxes of $0.3 million, respectively. Changes to jurisdictional mix and year-to-date income before income taxes resulted in a provision for income taxes compared to the prior year’s benefit for income taxes. For the nine months ended September 30, 2025 and 2024, the Company recorded a benefit for income taxes of $0.2 million and a provision for income taxes of $3.2 million, respectively. During the nine months ended September 30, 2025 and 2024, the Company recorded a discrete net tax benefit of $0.5 million and a discrete net tax expense of $2.2 million, respectively. The change in discrete taxes along with lower year-to-date income before taxes resulted in a benefit for income taxes for the nine months ended September 30, 2025, compared to the prior year’s provision for income taxes. In addition, the Company's effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates and losses in certain jurisdictions where no tax benefit can be realized.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company has three reportable segments: the Americas segment, EURAF segment and MEAP segment. Further information regarding the Company’s reportable segments can be found in Note 17, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Dollar Change	Percentage Change	2025	2024	Dollar Change	Percentage Change
Net Sales
Americas	$306.4	$287.1	$19.3	6.7%	$888.9	$867.0	$21.9	2.5%
EURAF	163.2	126.8	36.4	28.7%	461.3	446.0	15.3	3.4%
MEAP	83.8	110.9	(27.1)	(24.4)%	213.6	269.0	(55.4)	(20.6)%

Segment Operating Income (Loss)
Americas	$25.5	$23.2	$2.3	9.9%	$69.3	$76.6	$(7.3)	(9.5)%
EURAF	(10.2)	(14.9)	4.7	*	(36.1)	(33.5)	(2.6)	*
MEAP	13.0	10.0	3.0	30.0%	34.2	27.5	6.7	24.4%
*Measure not meaningful

Americas

Americas segment net sales increased 6.7% for the three months ended September 30, 2025 to $306.4 million from $287.1 million for the same period in 2024. The increase was primarily attributable to $12.3 million of higher non-new machine sales, partially offset by lower new crane shipments.

Americas segment operating income increased $2.3 million for the three months ended September 30, 2025 to $25.5 million from $23.2 million for the same period in 2024. The increase was primarily attributable to higher net sales and favorable product mix. This was partially offset by lower absorbed costs due to lower manufacturing volume.

Americas segment net sales increased $21.9 million for the nine months ended September 30, 2025 to $888.9 million as compared to $867.0 million for the same period in 2024. The increase was primarily attributable to $32.6 million of higher non-new machine sales, partially offset by a $10.7 million decrease of new machine sales due to lower crane shipments.

Americas segment operating income decreased $7.3 million for the nine months ended September 30, 2025 to $69.3 million from $76.6 million for the same period in 2024. The decrease was primarily attributable lower absorbed costs due to lower manufacturing volume, partially offset by favorable product mix.

EURAF

EURAF segment net sales increased 28.7% for the three months ended September 30, 2025 to $163.2 million from $126.8 million for the same period in 2024. The increase was primarily attributable to $17.5 million of higher tower crane sales and $9.8 million of higher non-new machine sales. Segment net sales were favorably impacted by $9.3 million from changes in foreign currency exchange rates.

EURAF segment operating loss increased $4.7 million for the three months ended September 30, 2025 to $10.2 million from $14.9 million for the same period in 2024. The increase in operating loss was primarily attributable to higher engineering, selling, and administrative costs partially offset by higher net sales. Segment operating income was unfavorably impacted by $0.6 million from changes in foreign currency exchange rates.

EURAF segment net sales increased 3.4% for the nine months ended September 30, 2025 to $461.3 million from $446.0 million for the same period in 2024. The increase was primarily attributable to $32.0 million of higher new machine sales related to higher tower crane shipments and $23.2 million of higher non-new machine sales. This was partially offset by $40.0 million of lower new machine sales related to lower mobile crane shipments. Segment net sales were favorably impacted by $14.0 million from changes in foreign currency exchange rates.

EURAF segment operating loss increased $2.6 million for the nine months ended September 30, 2025 to $36.1 million from $33.5 million for the same period in 2024. The increase in operating loss was primarily attributable to higher engineering, selling and administrative expenses due to the triennial bauma trade show and higher new product development costs, partially offset by higher net sales. Segment operating loss was unfavorably impacted by $0.9 million from changes in foreign currency exchange rates.

MEAP

MEAP segment net sales decreased 24.4% for the three months ended September 30, 2025 to $83.8 million from $110.9 million for the same period in 2024. The decrease was primarily attributable to $13.2 million of lower new machine sales due to unfavorable product mix and $13.8 million of lower non-new machine sales. Segment net sales were favorably impacted by $1.8 million from changes in foreign currency exchange rates.

MEAP segment operating income increased $3.0 million for the three months ended September 30, 2025 to $13.0 million compared to $10.0 million for the same period in 2024, primarily due to higher absorbed costs due to higher manufacturing volume and favorable product mix. Segment operating income was favorably impacted by $0.3 million from changes in foreign currency exchange rates.

MEAP segment net sales decreased 20.6% for the nine months ended September 30, 2025 to $213.6 million from $269.0 million for the same period in 2024. The decrease was primarily attributable to $37.5 million of lower new machine sales due to unfavorable product mix and $17.9 million of lower non-new machine sales. Segment net sales were favorably impacted by $0.3 million from changes in foreign currency exchange rates.

MEAP segment operating income increased $6.7 million for the nine months ended September 30, 2025 to $34.2 million from $27.5 million for the same period in 2024. The increase was primarily due to higher absorbed costs due to higher manufacturing volume. Segment operating income was favorably impacted by $0.1 million from changes in foreign currency exchange rates.

Financial Condition

Cash Flows

A summary of cash flows for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,
	2025	2024	Dollar Change
Net cash used for operating activities	$(68.9)	$(63.2)	$(5.7)
Net cash used for investing activities	(37.1)	(29.1)	(8.0)
Net cash provided by financing activities	95.9	81.0	14.9
Cash and cash equivalents	39.7	22.9	16.8

Cash Flows From Operating Activities

Cash flows used for operating activities of $68.9 million for the nine months ended September 30, 2025 increased $5.7 million from $63.2 million for the same period in 2024. The increase in net cash used for operating activities was primarily driven by a $43.2 million payment to settle a legal matter with the EPA. This was partially offset by $38.4 million of lower cash used for other operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used for investing activities of $37.1 million for the nine months ended September 30, 2025 increased $8.0 million from $29.1 million for the same period in 2024. The increase in net cash used for investing activities was primarily due to $12.9 million of cash outflows related to the purchase of certain assets and territory from Ring Power Corporation and $4.8 million of lower proceeds from the sale of property, plant, and equipment. This was partially offset by $9.7 million of lower capital expenditures.

Cash Flows From Financing Activities

Net cash provided by financing activities of $95.9 million for the nine months ended September 30, 2025 increased $14.9 million from $81.0 million for the same period in 2024. The increase in net cash provided by financing activities was primarily due to $24.8 million of additional net borrowings under the ABL Revolving Credit Facility, $6.2 million of cash outflows related to debt issuance costs in 2024, and $5.7 million of cash outflows related to common stock repurchases in 2024. This was partially offset by $23.9 million of lower proceeds from other debt - net.

Liquidity and Capital Resources

The Company’s liquidity position as of September 30, 2025, December 31, 2024 and September 30, 2024 is summarized as follows:

	September 30, 2025	December 31, 2024	September 30, 2024
Cash and cash equivalents	$39.7	$48.0	$22.9
Revolver borrowing capacity	325.0	325.0	325.0
Other debt availability	47.6	42.4	45.5
Less: Borrowings on revolver	(177.2)	(79.0)	(128.6)
Less: Borrowings on other debt	(19.0)	(12.1)	(39.5)
Less: Outstanding letters of credit	(3.4)	(3.4)	(3.4)
Total liquidity	$212.7	$320.9	$221.9

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

The maximum availability under the Company’s current ABL Revolving Credit Facility is $325.0 million, of which $100.0 million is available to our German subsidiary. The borrowing capacity under the ABL Revolving Credit Facility is based on the value of inventory, accounts receivable and certain fixed assets of the Loan Parties. The Loan Parties’ obligations under the ABL Revolving Credit Facility are secured on a first-priority basis, subject to certain exceptions and permitted liens, by substantially all the personal property and fee-owned real property of the Loan Parties. The liens securing the ABL Revolving Credit Facility are senior in priority to the second-priority liens securing the obligations under the 2031 Notes and the related guarantees. The ABL Revolving Credit Facility has a maturity date of September 18, 2029, and includes a $75.0 million letter of credit sub-facility, $10.0 million of which is available to the Company's German subsidiary that is a borrower under this facility.

In addition to the ABL Revolving Credit Facility, the Company has access to committed and non-committed lines of credit to fund working capital in Europe and China. There are six facilities, of which five facilities are denominated in Euros totaling €37.0 million and one facility denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of September 30, 2025 for the six facilities was $47.6 million, with $19.0 million outstanding.

Debt

Outstanding debt as of September 30, 2025 and December 31, 2024 is summarized as follows:

	September 30, 2025	December 31, 2024
Borrowings under senior secured asset based revolving credit facility	$177.2	$79.0
Senior secured second lien notes due 2031	300.0	300.0
Other debt	27.8	16.4
Deferred financing costs	(4.6)	(5.2)
Total debt	500.4	390.2
Short-term borrowings and current portion of long-term debt	(20.5)	(13.1)
Long-term debt	$479.9	$377.1

Both the ABL Revolving Credit Facility and 2031 Notes include customary covenants and events of default. Refer to Note 11, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of covenants under the ABL Revolving Credit Facility and 2031 Notes. As of September 30, 2025, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company seeks to opportunistically raise capital in the debt capital markets and bank credit markets.

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

The Company’s Adjusted ROIC as of September 30, 2025 was 4.8%. Below is the calculation of Adjusted ROIC as of September 30, 2025.

	Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	Trailing Twelve Months
Operating income	$18.5	$9.8	$5.3	$16.2	$49.8
Amortization of intangible assets	0.7	0.8	0.8	0.7	3.0
Restructuring expense	—	1.0	0.8	1.2	3.0
Other non-recurring items - net (1)	—	—	—	1.0	1.0
Adjusted operating income	19.2	11.6	6.9	19.1	56.8
Provision for income taxes	(2.9)	(1.7)	(1.0)	(2.9)	(8.5)
Adjusted NOPAT	$16.3	$9.9	$5.9	$16.2	$48.3

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	5-Quarter Average
Total assets	$1,900.6	$1,883.8	$1,763.8	$1,660.0	$1,776.7	$1,797.0
Total liabilities	(1,217.9)	(1,202.5)	(1,112.2)	(1,019.9)	(1,169.1)	(1,144.3)
Net total assets	682.7	681.3	651.6	640.1	607.6	652.7
Cash and cash equivalents	(39.7)	(32.9)	(41.4)	(48.0)	(22.9)	(37.0)
Short-term borrowings and current portion of long-term debt	20.5	10.7	17.6	13.1	40.5	20.5
Long-term debt	479.9	459.8	381.4	377.1	426.7	425.0
Income tax assets - net	(68.0)	(68.1)	(69.4)	(66.9)	(10.1)	(56.5)
Invested capital	$1,075.4	$1,050.8	$939.8	$915.4	$1,041.8	$1,004.6

Adjusted ROIC						4.8%

(1) Other non-recurring items – net for the three months ended December 31, 2024 and the trailing twelve months relate to $1.0 million of costs associated with a legal matter with the EPA.

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring expense, other expense - net, and certain other non-recurring items.

The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024 and trailing twelve months is summarized as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve
	2025	2024	2025	2024	Months
Net income (loss)	$5.0	$(7.0)	$0.2	$(0.9)	$56.9
Interest expense and amortization of deferred financing fees	10.2	9.9	28.8	29.4	39.1
Provision (benefit) for income taxes	2.5	(0.3)	(0.2)	3.2	(47.5)
Depreciation expense	14.9	14.9	44.4	44.2	60.2
Amortization of intangible assets	0.7	0.7	2.3	2.2	3.0
EBITDA	33.3	18.2	75.5	78.1	111.7
Restructuring expense	—	0.5	1.8	3.4	3.0
Other non-recurring items - net (1)	—	2.6	—	8.1	1.0
Other expense - net (2)	0.8	4.9	4.8	3.9	1.3
Adjusted EBITDA	$34.1	$26.2	$82.1	$93.5	$117.0

Adjusted EBITDA margin percentage	6.2%	5.0%	5.3%	5.9%	5.4%
(1)
Other non-recurring items - net for the three months ended September 30, 2024 relate to $2.6 million of costs associated with a legal matter with the EPA. Other non-recurring items - net for the nine months ended September 30, 2024 relate to $7.9 million of costs associated with a legal matter with the EPA and $0.2 million of one-time costs.
(2)
Other expense - net includes net foreign currency (gains) losses, other components of net periodic pension costs, and other items in the three, nine, and trailing twelve months ended September 30, 2025 and the three and nine months ended September 30, 2024.

Free Cash Flows

Free cash flows is defined as net cash used for operating activities less cash outflow from investment in capital expenditures. The reconciliation of net cash used for operating activities to free cash flows for the nine months ended September 30, 2025 and 2024 is summarized as follows.

	Nine Months Ended September 30,
	2025	2024
Net cash used for operating activities	$(68.9)	$(63.2)
Capital expenditures	(24.7)	(34.4)
Free cash flows	$(93.6)	$(97.6)

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

Item 5. Other Information

(c) During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

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

Date: November 6, 2025	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ryan M. Palmer
Ryan M. Palmer
Vice President, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)