Form 10-K
period 2025-12-31
MANITOWOC CO INC
filed 2026-02-18
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The Aggregate Market Value on June 30, 2025, of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $405.9 million based on the closing per share price of $12.02 on that date.

The number of shares outstanding of the registrant’s Common Stock as of January 30, 2026, the most recent practicable date, was 35,473,418.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders, are incorporated by reference in Part III of this Annual Report on Form 10-K.

THE MANITOWOC COMPANY, INC.

Index to Annual Report on Form 10-K

For the Year Ended December 31, 2025

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, The Manitowoc Company, Inc. (“Manitowoc,” the “Company,” “we,” “us,” or "our”) notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to:

•
macroeconomic conditions, including inflation, elevated interest rates, and tariffs, as well as prior supply chain, labor and logistics constraints, have had, and may continue to have, a negative impact on Manitowoc’s ability to convert backlog into revenue (the timing of sales) which could, and has, impacted its financial condition, cash flows, and results of operations (including future uncertain impacts);
•
uncertainty regarding, and adverse changes to, trade policy, including tariffs, reciprocal tariffs, trade agreements, ongoing negotiations on trade agreements with additional trade partners, legal challenges to certain tariffs authorities, updated guidance from regulators, export duties, import controls and trade barriers (including quotas);
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

•
the ability to complete and appropriately integrate acquisitions, strategic alliances, joint ventures and other significant transactions;
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

PART I

Item 1. BUSINESS

General

The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) was founded in 1902, and is headquartered in Milwaukee, Wisconsin, United States. Manitowoc, through its wholly-owned subsidiaries, provides high quality, customer-focused lifting products and services world-wide through its Grove, Manitowoc, National Crane, Potain, Shuttlelift, and Upfits by Aspen Equipment brands and its support-focused subsidiary MGX Equipment Services. For more information, visit www.manitowoc.com. The information on our website is not part of this or any other report we file with or furnish to the SEC and is not incorporated herein by reference.

Reporting Segments

The Company has three reportable segments; the Americas segment, the Europe and Africa (“EURAF”) segment, and the Middle East and Asia Pacific (“MEAP”) segment. The Americas reporting segment includes the North America and South America continents. The EURAF reporting segment includes the Europe and Africa continents, excluding the Middle East region. The MEAP reporting segment includes the Asia and Australia continents and the Middle East region. The segments were identified using the “management approach,” which designates the internal organization that is used by management for making operating decisions and assessing performance. Refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17, “Segments,” for additional information on our reporting segments.

Vision, Mission, and Core Values

Manitowoc's vision is that we build the physical communities and structures for current and future generations. Our Mission is integral to this vision; We aspire to deliver the highest level of customer confidence and trust in the lifting industry. Our Core Values are the guiding principles for our employees to ensure that we meet our Vision and Mission. These Core Values are:

(1)
We succeed when our customers excel: We are committed to our customers' success, we provide a customer first experience every time, we are focused on improving the customer experience every day, and we provide reliable and excellent service.
(2)
We do what is right: We work in a safe and environmentally responsible way, we respect others, we behave in an ethical way and we deliver quality work.
(3)
We work as a team: We help each other to meet customer needs, we put the team first, we collaborate and support team members and we foster open, two-way communication.
(4)
We deliver results: We do what we say we will do, we focus on continuous improvement and innovation, and we strive to exceed customer expectations.
(5)
We act as a role model: We celebrate successes and learn from failures, we approach every day with a can-do-attitude, and we have fun.

Cranes+50 Strategy and The Manitowoc Way Initiative

Manitowoc is transforming from a product-focused company into a customer-centric business focused on providing a full suite of lifting services to grow our aftermarket presence. Alongside our continued commitment to developing innovative lifting products and a robust new product development pipeline, we are expanding our non-new machine sales through our CRANES+50 strategy. Non-new machine sales are less capital intensive, more profitable, and less cyclical. Our long-term goal is to generate sustainable returns to our stakeholders, positioning Manitowoc as a stronger and more resilient company.

CRANES+50 Strategy

We launched our CRANES+50 strategy in 2021 to specifically grow our non-new machine sales to transform the Company from a products-focused business into a customer-centric business providing a full suite of lifting services to grow our aftermarket presence. This transition is instrumental in supporting our long-term aspirations. The CRANES+50 strategy is far more than incremental aftermarket growth; it is also about delivering complete lifting solutions for our customers. This includes strengthening our service footprint by expanding our distribution reach, broadening our portfolio with new and complementary products, providing more service offerings, and introducing digital solutions to provide excellent value-added support for our customers.

Notable initiatives include the following:

Americas: In 2021, we acquired the assets of two companies, Aspen Equipment Company (“Aspen”) and the crane business of H&E Equipment Services, Inc. (now MGX Equipment Services, LLC, or “MGX Equipment Services”), which expanded our ability to provide new machine sales, used machine sales, aftermarket parts, remanufacturing, and service support to a variety of end market customers. In 2022, we completed the acquisition of certain assets of the crane rental fleet of Honnen Equipment Company (“Honnen”), which expanded our rental portfolio and direct-to-customer footprint in Colorado, Wyoming and Nebraska. Additionally, in 2023, we added key territories including Missouri and South Carolina and, in 2024, we relocated to larger locations in Louisiana and Arizona. In early 2025, we opened an expanded facility in Nashville, Tennessee and acquired certain territories and related assets of Ring Power Corporation, further expanding our direct-to-customer territories in Georgia, North Carolina, and South Carolina. The acquisition of the assets of these businesses and additional territories advanced our strategy to expand our aftermarket activities within North America. We currently offer 17 full-service branch locations in 15 states with over 175 field service technicians that provide industry-leading technical competencies and exceptional customer support. In early 2026, we announced a new distribution agreement with Hiab to offer loader cranes across 13 states, expanding the products we can sell to our customers and providing service for those products.

EURAF and MEAP: Since 2021, we have grown our European tower crane rental fleet original equipment cost by $27.3 million to enhance our support to customers. We continue to enhance the portfolio of aftermarket services performed in Europe, such as sale of parts and whole goods accessories, on-site repairs, technical support, erection and decommissioning services, crane remanufacturing, training services, and digital solutions. In 2025, we opened new and upgraded service locations in Meru, France; Bouaye, France; and Warsaw, Poland, enhancing our service coverage for customers. In Europe, we currently offer 17 service locations in eight countries with over 220 field service technicians. In addition, our Australia location has expanded the services and complementary products it sells based on the needs of our customers.

Digital Solutions: In 2025, we achieved a milestone with the launch of ServiceMax, our global asset management system. This innovative tool enables us to track every machine we sell from cradle to grave, significantly improving service technician productivity and customer service. ServiceMax sets the standard for how we monitor each machine throughout its lifecycle.

The Manitowoc Way Initiative

The Manitowoc Way is our business system, rooted in the principle of “kaizen” (continuous improvement) where we strive to get a little bit better every day in everything we do. This mindset has been essential to building a sustainable lifting company. The Manitowoc Way will continue to guide four businesses including the processes that strengthen our new product development, sales strategies, service and rental operations, acquisition integration, lead-time reduction, safety, product quality, and overall sustainability initiatives.

Notable initiatives include the following:

Safety: For the first time in Manitowoc’s history, we achieved a Recordable Injury Rate (“RIR”) of 0.94, below the 1.0 threshold. Through our diligence and utilization of our safety processes, which include SLAMs (Stop-Look-Assess-Manage), Interactive Observations, Toolbox Talks, Safety Days, and Safety Month, and as a result, were able to drive down first aid injuries, recordable incidents, and lost time injuries. We continue to make progress toward our goal of zero injuries.

Mobile Cranes: Since 2021, we have launched 11 new or updated all-terrain cranes featuring longer boom lengths, higher load capacities, reduced weight, improved roadability, redesigned cabs, and the Grove CONNECT telematics system. This innovative and diverse crane lineup strengthens our competitiveness in the market. At the Conexpo trade show in March, we will debut our new 8-axle all-terrain crane, which we believe will play an important role in meeting customer needs.

Tower Cranes: For tower cranes, we have invested in new product development to serve Belt and Road regions, particularly the rapidly growing Middle East market. Since 2021, we have launched 14 new models. By applying the principles of The

Manitowoc Way, the engineering team shortened the development cycle from 18-24 months to 12-14 months, enabling faster delivery of competitive new products to market.

Aspirations

In support of our business strategy, our long-term aspirations are:

•
Strive towards a zero-harm work environment (achieve and maintain recordable injury rate <1.0)
•
$3.0 billion in net sales
•
$1.0 billion in non-new machine sales
•
12% Adjusted EBITDA margin
•
15% adjusted return on invested capital (“Adjusted ROIC”)
•
Reduce the Company's environmental impact

Products and Aftermarket Services

Our crane products are used in a wide variety of applications throughout the world, including energy production/distribution and utility, datacenters, memory chip fabrication, petrochemical and industrial, infrastructure, such as road, bridge and airport construction, as well as commercial and residential construction. We design, manufacture, and distribute a diversified line of crawler-mounted lattice-boom cranes, sold under the Manitowoc brand name, an expansive line of top-slewing and self-erecting tower cranes, sold under the Potain brand name, and a diversified line of mobile hydraulic cranes, sold under the Grove, Shuttlelift, and National Crane brand names. We also provide an expansive array of aftermarket products and services and continue to invest in our rental fleet to further expand our aftermarket services to customers. We sell our entire product offering to most regions of the world and offer our full line of services primarily in the United States and Europe. Moreover, we report using a geographic reporting structure to better align with the location of our customers and the unique market dynamics of each geographic region. We primarily distribute our products through a global network of independent distributors and/or rental companies. Additionally, we distribute our products through our wholly owned distribution network under the brand name of MGX Equipment Services in certain areas of the United States. Our main products and services are:

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

Services.

Aftermarket services. We provide expansive aftermarket services such as sale of parts and accessories, field service work, routine maintenance services, technical support, erection and decommissioning services, crane and major component remanufacturing, training services, and telematics. Additionally, we continue to invest in our rental fleet in the United States and Europe to provide additional options and flexibility to our customers. Our aftermarket services are offered through our crane product brand names, Manitowoc, Potain, Grove, Shuttlelift, and National Crane, as well as through our wholly owned distributor, MGX Equipment Services.

Parts and accessories. Parts and accessories are stocked at our parts distribution centers around the world and sold through our distribution networks to ensure availability of parts to our customers. Our distribution locations also stock operational critical and frequently used parts to increase parts fulfillment velocity and reduce customer downtime.

Services. Our certified technicians can provide troubleshooting, remote diagnostics, maintenance service, and repairs for our crane products. Our technicians provide customers with efficient and high-quality repairs to ensure the crane products can operate to the original crane product specification and performance. We have over 500 technicians globally which provide various aftermarket services to our customers.

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

Crane and major component remanufacturing. Under the brand name EnCORE®, our remanufacturing services offer cost-effective ways for our customers to restore a crane to its original specifications and performance. As part of this service, complete machines or major components are disassembled, cleaned, repaired, or replaced to meet manufacturer’s specifications, using genuine parts. All controls and safety devices are updated to current regulatory standards. Finally, the machine or component is thoroughly inspected and tested.

Upfitting. Under the brand name Upfits by Aspen Equipment, our specialized upfitting operations centers transform stock chassis into purpose-built, job-ready equipment for a variety of industries such as utilities, railroads, tree care, landscaping, mining, and general construction.

Training. Our Manitowoc Training Center offers extensive technical training on all our crane products which are conducted at our training facilities or on-site for our service technicians and for customers.

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

Products	Primary Competitors
Tower Cranes	Cattaneo; Comansa; Dahan; Favelle Favco; Jaso; Liebherr; Liugong; Raimondi/Terex; Saez; Sany; Stafford/SOIMA; Vicario; Wolffkran; Yongmao; XCMG; ZTM; and Zoomlion/Wilbert

Mobile Telescopic Cranes	Broderson; Elliott; Hitachi Sumitomo; Kobelco; Liebherr; Liugong; Locatelli; Sany; Link-Belt; Tadano; Terex; XCMG; and Zoomlion

Major Customers

We did not have any customers that individually comprised more than 10% of our consolidated net sales in the years ended December 31, 2025, 2024, or 2023.

Raw Material and Component Sources and Availability

We globally source raw materials and components such as semi- and fully-finished processed materials from suppliers. Our primary raw materials are structural and rolled steel and our purchased semi- and fully-finished processed materials are primarily steel structures, hydraulic components, and powertrains. We utilize a global sourcing strategy by maintaining alternate sources of supply for our critical materials and parts around the globe, wherever possible. This sourcing strategy mitigates the risk of being dependent on a single supplier and helps to ensure that raw materials and components are available in the regions we operate. For the majority of our critical suppliers, we have long-term agreements.

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

Human Capital Management

With over 4,700 employees in more than 20 countries, the success of our Company depends on these talented and dedicated team members. Our culture of continuous improvement, The Manitowoc Way, inspires us to continually look for ways to improve employee experience and therefore attract, grow, and retain the exceptional people we need now and in the future. Authentic leadership and a commitment to living our values every day creates trust, respect, and empowerment across our business. It helps us stay focused on delivering the best outcomes for all our stakeholders.

Employment

Manitowoc’s strategy requires the engagement of a skilled, high-performing workforce. As of December 31, 2025, we employed approximately 4,700 people; 1,750 in the Americas segment, 2,500 in the EURAF segment, and 450 in the MEAP segment. The vast majority of employees are full-time, with approximately 26.0% covered by a national trade union or collective bargaining agreement. Manitowoc is dedicated to investing continuously in technology, training, systems, and programs that help protect and support our people, as our long-term success depends on our people.

Health and Safety

The health and safety of our employees is a top priority, with a goal to achieve a zero-injury workplace. The Company aims to maintain an injury-free environment through the implementation of Safety Management Systems (“SMS”), focusing on safe working practices and the belief that all injuries are preventable. Health and safety performance across global manufacturing locations is tracked using a mix of lagging and leading indicators. The two lagging indicators used are Recordable Injury Rate (“RIR”) and Lost Time Injury Frequency Rate (“LTIFR”), calculated according to United States Department of Labor Occupational Safety and Health Administration standards. In 2025, our year end RIR was 0.94 compared to the industry average of 2.8 and our LTIFR was 0.67 compared to the industry average of 0.8. Industry standards are per the U.S. Bureau of Labor and Statistics. In addition to our focus on lagging indicators, we have developed pro-active programs to track our leading indicators which include reporting of “near misses” and daily hazard observations through our “SLAM” (Stop-Look-Assess-Manage) and “Interactive Observation” Programs. In 2025, we recorded 77,331 SLAMs and 23,475 Interactive Observations which drove improvements to our RIR and LTIFR by helping our workforce to identify hazards and implement pro-active mitigation measures to avoid injury or loss time. More information about our health and safety is in our latest Corporate

Sustainability Report (“CSR”) which can be found on our Company website. The information provided in our CSR or on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference as part of this report.

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

Available Information

We make available, free of charge, at our website (www.manitowoc.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our proxy statements and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The information on our website is not part of this or any other report we file with or furnish to the SEC and is not incorporated herein by reference.

The SEC also maintains electronic versions of our reports on its website at www.sec.gov.

Item 1A. RISK FACTORS

The Company's financial position, results of operations, and cash flows are subject to various risks, many of which are not exclusively within the Company's control, which may cause actual performance to differ materially from historical or projected future performance. Investors should carefully consider information in this Annual Report on Form 10-K in light of the risk factors described below.

Risks Relating to Our Business, Operations and Industry

Macroeconomic conditions and geopolitical events could have a material adverse impact on our business, financial condition, cash flows and results of operations.

Macroeconomic conditions, including inflation, elevated interest rates, and tariffs, as well as prior supply chain, labor and logistics constraints, have had, and may continue to have, a negative impact on our ability to convert backlog into revenue (the timing of sales) which could, and has, impacted our financial condition, cash flows, and results of operations. In addition, prior shipping constraints resulted in delays in shipments in certain regions. Continuing or worsening macroeconomic conditions may have a material adverse impact on our financial condition, results of operations, and/or cash flows.

Geopolitical events, including the ongoing conflicts in Ukraine and in the Middle East, have led to and may continue to lead to logistic constraints, higher logistic costs, and significant volatility in raw material and component costs in Europe, exacerbating the inflation and tariff situation, which may have a material adverse impact on our financial condition, results of operations, and/or cash flows.

Our business is subject to risks related to, among other factors, tariffs and other trade protection measures put in place by the United States or other countries, as well as U.S.-international trade relations, including those with China and the European Union.

As of December 31, 2025, the U.S. has implemented country-specific trade agreements with key partners including the European Union, Japan, and the United Kingdom, featuring modified tariff structures and industry-specific exemptions. The

U.S. continues to negotiate trade agreements with other countries, including China, which currently have varying reciprocal tariffs. In addition, the U.S. government imposed 50% tariffs on new steel and aluminum derivative products which include certain of our crane components and models. These tariffs apply to imports from nearly all countries, with the United Kingdom subject to a reduced 25% rate.

Approximately 50% of our total net sales are generated in the United States. While the majority of our products are manufactured domestically, the evolving tariff landscape has and could continue to:

•
Increase input costs for imported components and raw materials, especially those containing steel, aluminum, or copper;

•
Disrupt supply chains, particularly for goods newly classified under derivative tariff codes; and/or

•
Affect demand due to price sensitivity and competitive shifts in the market.

When the costs of our components and raw materials increase, we may not be able to hedge or pass on these costs to our customers, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We continue to monitor developments closely, including pending legal challenges to certain tariff authorities, updated guidance from regulators, and ongoing negotiations with additional trade partners. Considerable uncertainty remains regarding the evolving tariff landscape, including industry-specific exemptions, retaliatory measures, and the resolution of trade agreements. We are actively assessing the potential impact of such tariffs, developments, measures, and agreements while evaluating and implementing mitigation strategies, including supply chain adjustments, pricing strategies, sourcing diversification, duty draw-backs, or other available measures. However, there can be no assurance that any such mitigation strategies will be successful or will prevent continued adverse impacts to our business, results of operations, and financial condition. In addition, the imposition of retaliatory tariffs by other countries and escalating trade tensions could have a significant adverse impact on global economic conditions, which could have a material adverse effect on our business, financial condition, cash flows, and results of operations.

Because we participate in end markets that are highly competitive, our net sales and profits could decline as we respond, or fail to effectively respond, to competition.

We sell most of our products in highly competitive end markets. We compete in each of those end markets based on product design, quality of products, quality and responsiveness of product support services, product performance, cost of ownership, maintenance costs, and price. Some of our competitors may have greater financial, marketing, manufacturing, and distribution resources than we do. These competitors may, among others:

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
•
devote greater resources to the development, promotion, and sale of their products;
•
consolidate with other competitors in the industry which may create increased pricing and competitive pressures on our business; and
•
be better able to utilize excess capacity which may reduce the cost of their products or services.

We cannot be certain that our products and services will continue to compete successfully with those of our competitors or that we will be able to retain our customer base or improve or maintain our profit margins on sales to our customers, any of which could materially and adversely affect our financial condition, results of operations, and cash flows.

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

Historically, sales of products that we manufacture and sell have been subject to cyclical variations caused by changes in general economic conditions and other factors. In particular, demand for our products is cyclical and is impacted by the strength of the economy, generally, the availability of financing and other factors, including crude oil prices, that may have an effect on the level of construction activity on an international, national or regional basis, each of which have been and/or continue to be negatively impacted by global supply chain constraints, labor constraints, logistic constraints, cost pressures, inflation, elevated interest rates, and geopolitical events. Additionally, the level of construction activity and customer demand has been and may continue to be impacted by pandemics or global health crises.

During periods of expansion in construction activity, we generally have benefited from increased demand for our products. Conversely, during recessionary periods, we have been adversely affected by reduced demand for our products, and challenging conditions can continue well beyond the end of such periods. Furthermore, any economic recession may impact leveraged companies, like us, more than competing companies with less leverage and may have a material adverse effect on our financial condition, results of operations, and cash flows.

Demand for our products also depends in part on federal, state, local, and foreign governmental spending and appropriations, including infrastructure, security, and defense outlays. Reductions in governmental spending can reduce demand for our products, which in turn, can negatively affect our performance. Our sales depend, in part, upon our customers’ replacement or repair cycles. Adverse economic conditions, including global supply chain constraints, labor constraints, logistic constraints, and cost pressures, pandemics or public health crises, inflation, tariffs, elevated interest rates, and geopolitical events, have caused and may continue to cause customers to forego or postpone new purchases in favor of repairing existing machinery.

If we are unable to sufficiently adjust to market conditions, among other potential adverse effects on our financial condition, results of operations, and cash flows, we could fail to deliver on expected results, incur high fixed costs and/or fail to benefit from any increased customer demand, resulting in loss of market share.

Large or rapid increases in the cost of raw material or components, substantial decreases in their availability, or our dependence on particular suppliers of raw material and components has had and will continue to have a negative impact on our operating results.

We use large amounts of steel, among other items, in the manufacture of our products. Occasionally, market prices of some of our key raw materials increase significantly, including as a result of tariffs, other trade barriers, macroeconomic conditions, or geopolitical events, resulting in increases in the cost of our products or shortages. If in the future we are unable to reduce product costs in other areas, or pass raw material price increases on to our customers, our margins could be adversely affected. In addition, because we maintain limited raw material and component inventories, even brief unanticipated delays in delivery by suppliers - including those due to supply chain constraints, labor constraints, logistic constraints, geopolitical events, supplier capacity constraints, labor disputes, impaired financial condition of suppliers, pandemics, global health crises, other infectious diseases, weather emergencies, or other natural disasters - may impair our ability to satisfy our customer demand, as well as delay our ability to produce and ship certain of our products, and have had an adverse effect on, and may continue to adversely affect, our financial performance.

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

For the years ended December 31, 2025, 2024, and 2023, approximately 49%, 51%, and 53%, respectively, of our net sales were attributable to products sold outside of the United States. Expanding the Company’s international sales is part of our growth strategy. Our international operations across many different jurisdictions may be subject to a number of risks specific to these countries, including:

•
less flexible employee relationships which can be difficult and expensive to terminate;
•
labor unrest;
•
adverse trade policies or adverse changes to any of the policies of either the United States or any of the foreign jurisdictions in which we operate;
•
export duties, tariffs, import controls, and trade barriers (including quotas);
•
changes in regulatory requirements and laws;
•
political and economic instability (including war and acts of terrorism);
•
inadequate infrastructure for our operations (i.e., lack of adequate power, water, transportation, and raw materials);
•
risk of governmental expropriation of our property;
•
less favorable, or relatively undefined, intellectual property laws;
•
burdens of complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies, and privacy issues;
•
longer customer payment cycles and difficulty in collecting trade accounts receivable;
•
adverse changes in tax rates or regulations;
•
legal or political constraints on our ability to maintain or increase prices;
•
health concerns and related government actions;
•
inability to utilize net operating losses incurred by our foreign operations against future income in the same jurisdiction; and
•
economies that are emerging or developing, that may be subject to greater currency volatility, negative growth, or recession, high inflation, limited availability of foreign exchange, and other risks.

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

Disruptions in operations, including supply chain constraints, technical problems or other interruptions, such as floods, fire, natural disasters, pandemics or other public health crises, have adversely effected, and in the future may adversely affect the manufacturing or service capacity of our facilities and have delayed, and in the future may delay, our ability to produce, ship or service certain of our products. Such interruptions have caused, and in the future could cause, delays in production or service, and have caused, and in the future could cause, us to incur additional expenses such as charges for expedited deliveries for products that are delayed. Additionally, our customers may have the ability to cancel purchase orders in the event of any delays in production or service and may decrease future orders if delays are persistent. To the extent that such disruptions do not result from damage to our physical property, these disruptions may not be covered by our business interruption insurance. Any such disruptions may adversely affect our business, operations, and financial results.

We depend on our key executive officers, managers and skilled personnel and may have difficulty retaining and recruiting qualified employees.

Our success depends to a large extent upon the continued services of our executive officers, senior management personnel, managers, and other skilled personnel and our ability to recruit and retain skilled personnel to maintain and expand our operations. We could be affected by the loss of any of our executive officers who are responsible for formulating and implementing our business plan and strategy. In addition, we need to recruit and retain additional management personnel and other skilled employees. However, competition is high for skilled technical personnel among companies that rely on engineering and technology. The loss of qualified employees or an inability to attract, retain, and motivate additional skilled employees required for the operation and expansion of our business could hinder our ability to conduct design, engineering, and manufacturing activities successfully and develop marketable products, as well as successfully expand our aftermarket service business. We may not be able to attract the skilled personnel we require or retain those whom we have trained at our own cost. If we are not able to do so, our business and our ability to continue to grow could be negatively affected and we could face additional competition from those employees who leave and work for our competitors.

We may not be able to maintain our engineering, technological and manufacturing expertise.

The markets for our products and services are characterized by changing technology and evolving process development. The continued success of our business will depend upon our ability to:

•
hire, retain, and expand our pool of qualified engineering and technical personnel;
•
maintain technological leadership in our industry;
•
successfully anticipate or respond to rapidly changing technologies;
•
successfully anticipate or respond to changes in manufacturing processes in a cost-effective and timely manner; and
•
successfully anticipate or respond to changes in cost to serve in a cost-effective and timely manner.

We cannot be certain that we will develop the capabilities required by our customers in the future. The emergence of new technologies, industry standards, or customer requirements may render our equipment, inventory, or processes obsolete or uncompetitive. We may have to acquire new technologies, skills, and equipment to remain competitive. The acquisition and implementation of new technologies and equipment may require us to incur significant expense and capital investment, which could reduce our margins and affect our operating results. When we establish new facilities, we may not be able to maintain or develop our engineering, technological, manufacturing, and service expertise due to a lack of trained personnel, effective training of new staff, or technical difficulties with machinery. Failure to anticipate and adapt to customers’ changing technological needs and requirements or to hire and retain a sufficient number of engineers and service technicians and maintain engineering, technological, manufacturing, and service expertise may have a material adverse effect on our business.

An inability to successfully manage information systems, or to adequately maintain these systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation.

In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers, and business partners, as well as personally identifiable information about our employees. We depend on our information systems to successfully manage our business. We have taken steps to maintain adequate data security by implementing cyber security technologies, internal controls, and network and data center resiliency and recovery processes. However, an inability to successfully manage these systems, including matters related to system and data security, privacy, reliability, compliance, performance, and access, as well as an inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business.

Despite our efforts, our information systems, like those of other companies, are susceptible to damage or interruption due to natural disasters, power loss, telecommunications failures, viruses, breaches of security, system upgrades, or new system implementations. Furthermore, our security measures may not detect or prevent all security threats, whether from intentional or inadvertent breaches by our employees or attacks designed to gain unauthorized access to our systems, networks and data, such as denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches, or other attacks and similar disruptions. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our customers’ financial, product and other confidential information, result in regulatory actions, legal proceedings, and increased insurance costs, and have an adverse effect on our business and reputation.

Any disruption in our information systems could disrupt our operations and would be adverse to our business and financial operations.

We depend on various information systems to successfully manage our business, including managing orders, suppliers, accounting controls, and payroll. The inability to successfully manage the procurement, development, implementation, or execution of our information systems and back-up systems, including matters related to system security, reliability, performance, and access, as well as the inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business and financial performance. Such disruptions may not be covered by our business interruption insurance.

If we fail to identify, manage, complete and appropriately integrate acquisitions, strategic alliances, joint ventures or other significant transactions, it could adversely affect our future results.

We have in the past pursued and expect to continue to pursue acquisitions, strategic alliances, joint ventures, and other significant transactions in line with our strategy. In order to pursue this strategy successfully, we must identify attractive acquisitions, strategic alliances, and joint venture opportunities, potentially obtain financing for future acquisitions on satisfactory terms, successfully complete the transactions, some of which may be large and complex, and manage post-closing issues such as integration of the acquired company or employees. We may not be able to identify or complete appealing acquisition, strategic alliance, or joint venture opportunities given the intense competition for these transactions. Even if we identify and complete suitable transactions, we may not be able to successfully address inherent risks in a timely manner, or at all. These inherent risks include, among other things: failure to achieve all or any projected synergies, performance targets or other anticipated benefits of the acquisition, strategic alliance or joint venture; failure to successfully integrate the purchased operations, technologies, products, or services and maintain uniform standard controls, policies, and procedures; incurring substantial unanticipated integration costs; the loss of key employees, including those of an acquired business; diversion of management’s attention from other business concerns; failure to retain the customers of the acquired business; additional debt and/or assumption of known or unknown liabilities; potential dilutive issuances of equity securities; and a write-off of goodwill, customer lists, other intangibles, and amortization of expenses. If we fail to successfully integrate an acquisition, we may not realize all or any of the anticipated benefits of the acquisition, and our future results of operations could be adversely affected.

If we fail to maintain an effective network for distribution of our products and services, it could affect our business and financial results.

We sell some of our products and provide aftermarket services through both independent third parties such as distributors, agents and channel partners (collectively referred to as distributors), and wholly owned subsidiaries. Each distribution method has risks and costs, and our failure to maintain and grow an effective distribution network may have a material adverse impact on our business and financial results.

Using distributors exposes us to many risks, including competitive pressure, concentration risk, credit risk, and compliance risks. Distributors may sell products that compete with our products, and we may need to provide financial and other incentives to focus distributors on the sale of our products. We may rely on one or more key distributors for a product, and the loss of these distributors could negatively impact our sales. Distributors may face financial difficulties, including bankruptcy, which could harm our collection of accounts receivable and our financial results. Violations of the Foreign Corrupt Practices Act or similar laws by distributors or other third-party intermediaries could have a material impact on our business. Failing to manage risks related to our use of distributors may reduce sales, increase expenses, and weaken our competitive position.

Increasing costs of doing business in many countries in which we operate may adversely affect our business and financial results.

Increasing costs such as labor costs, raw material and component costs, logistic costs, unfavorable absorption of overhead costs due to inefficiencies from supply chain constraints, and energy costs, in the countries in which we operate may erode our profit margins and compromise our price competitiveness. Our profitability also depends on our ability to manage and contain our other operating expenses such as the cost of factory supplies, factory space, equipment rental, repairs and maintenance, and freight and packaging expenses. In the event we are unable to manage any increase in our labor and other operating expenses in an environment where revenue does not increase proportionately, our financial results would be adversely affected.

Our operations and profitability could suffer if we experience problems with labor relations.

As of December 31, 2025, we employed approximately 4,700 people; 1,750 in the Americas segment, 2,500 in the EURAF segment, and 450 in the MEAP segment. The vast majority of employees are full-time, with approximately 26% covered by a national trade union or collective bargaining agreement. Any significant labor relations issues with our various employee unions could have an adverse effect on our operations, reputation, results of operations and financial condition.

Our inability to recover from natural or man-made disasters or public health crises could adversely affect our business and financial results.

Our business and financial results may be affected by certain events that we cannot anticipate or that are beyond our control, such as natural or manmade disasters, pandemics or other public health crises, national emergencies, significant labor strikes, work stoppages, the effects of climate change, political unrest, war, or terrorist activities that could curtail production at our facilities and cause delayed deliveries and canceled orders. In addition, we purchase raw material and components, information technology and other services from numerous suppliers, and, even if our facilities were not directly affected by such events, we have been and in the future could be affected by interruptions at such suppliers. Such suppliers may be less likely than our own facilities to be able to quickly recover from such events and may be subject to additional risks such as financial problems that limit their ability to conduct their operations. We cannot be assured that we will have insurance to adequately compensate us for any of these events.

Financial Risks

Some of our customers may not be able to obtain financing with third parties to purchase our products, and we could incur expenses associated with our assistance to customers in securing third-party financing.

A portion of our sales are financed by third-party finance companies on behalf of our customers. The availability of financing from third parties is affected by general economic conditions, the creditworthiness of our customers and the estimated residual value of our equipment. In certain transactions, we provide residual value guarantees and buyback commitments to our customers or to third-party financial institutions. Deterioration in the credit quality of our customers or the overall health of the finance industry could negatively impact our customers’ ability to obtain the resources needed to make purchases of our equipment or their ability to obtain third-party financing. In addition, if the actual value of the equipment for which we have provided a residual value guaranty declines below the amount of our guaranty, we may incur additional costs, which may negatively impact our financial condition, results of operations, and cash flows.

Our leverage could impair our operations and financial condition.

As of December 31, 2025, our total consolidated debt was $460.8 million compared to $390.2 million as of December 31, 2024.

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

The agreements governing our debt include covenants that restrict, among other matters, our ability to assume or guarantee additional debt or issue certain preferred shares, pay dividends on or make other distributions in respect of our capital stock or make other restricted payments, make certain investments, sell or transfer certain assets, create liens on certain assets to secure debt, consolidate, merge, sell, or otherwise dispose of all or substantially all of our assets, enter into certain transactions with affiliates and designate our subsidiaries as unrestricted. Certain of our debt facilities require or will require us to maintain specified financial ratios and satisfy certain financial condition tests. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Adhering to these covenants may also require that we take disadvantageous actions, including reducing spending on marketing, advertising and new product innovation, reducing future financing for working capital, capital expenditures and general corporate purposes, selling assets or dedicating an unsustainable level of cash flows from operations to the payment of principal and interest on our indebtedness. Our leverage could also put us at a disadvantage compared to any competitors that are less leveraged. We cannot be certain that we will meet any future financial tests or that the lenders would waive any such failure to meet those tests. Refer to Note 11, “Debt,” to the Consolidated Financial Statements for additional information regarding our outstanding debt.

If we default under our debt agreements, our lenders could elect, among other potential remedies, to declare all amounts outstanding under our debt agreements to be immediately due and payable and could proceed against any collateral securing the debt, which would adversely affect our results of operations, financial condition, and cash flows in future periods.

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

However, we may not be able to hedge this risk completely or at an acceptable cost, which may adversely affect our results of operations, financial condition, and cash flows in future periods.

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

As of December 31, 2025, goodwill and intangible assets — net totaled $204.7 million, or approximately 11.3% of our total assets. The Company performs its annual goodwill and indefinite-lived intangible assets impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Deterioration in macroeconomic conditions, a decline in actual results as compared with the Company's projections, a prolonged low Company equity market capitalization, or material changes to management's assumptions could require the Company to recognize non-cash charges to operating earnings from goodwill and/or intangible asset impairment charges. Material changes to management’s assumptions include weakening industry or economic trends, disruptions to the Company's business, unexpected significant changes or planned changes in the use of the assets or in entity structure. Goodwill or intangible asset impairments have had, and any future impairments may have, a material adverse effect on our results of operations.

We face risks associated with our pension and other postretirement benefit obligations.

We have both funded and unfunded pension and other postretirement benefit plans worldwide. As of December 31, 2025, our projected benefit obligations under our pension and other postretirement benefit plans exceeded the fair value of plan assets by an aggregate of approximately $46.4 million (“unfunded status”), as compared to $50.6 million as of December 31, 2024. Estimates for the amount and timing of the future funding obligations of these benefit plans are based on various assumptions. These assumptions include discount rates, rates of compensation increases, expected long-term rates of return on plan assets, and expected healthcare cost trend rates. If our assumptions prove incorrect, our funding obligations may increase, which may have a material adverse effect on our financial results.

We have invested the plan assets of our funded benefit plans in various equity and debt securities. A deterioration in the value of plan assets could cause the unfunded status of these benefit plans to increase, thereby increasing our obligation to make additional contributions to these plans. An obligation to make contributions to our benefit plans could reduce the cash available for working capital and other corporate uses, and may have an adverse impact on our operations, financial condition, and cash flows.

Legal and Regulatory Risks

Environmental liabilities that may arise could be material.

Our operations, facilities, and properties are subject to extensive and evolving laws and regulations pertaining to air emissions, wastewater discharges, the handling and disposal of solid and hazardous materials and wastes, the remediation of contamination, and otherwise relating to health, safety, and the protection of the environment. As a result, we are involved from time to time in administrative or legal proceedings relating to environmental and health and safety matters and have in the past and will continue to incur capital costs and other expenditures relating to such matters. For example, in 2025, we entered into a consent decree with the United States government concerning our participation in the Environmental Protection Agency's Transition Program for Equipment Manufacturers and related matters. Refer to Note 18, “Commitments and Contingencies” to the Consolidated Financial Statements for additional information regarding the consent decree.

We cannot be certain that identification of presently unidentified environmental conditions, more vigorous enforcement by regulatory authorities or other unanticipated events will not arise in the future and give rise to additional environmental liabilities, compliance costs, and/or penalties that could be material. Further, environmental policies, laws, and regulations are constantly evolving, and it is impossible to predict accurately the effect they may have upon our financial condition, results of operations, or cash flows.

In addition, increasing laws and regulations dealing with environmental aspects of the products we manufacture can result in significant expenditures in designing and manufacturing new products that satisfy such new laws and regulations. In particular, many scientists, legislators, and others attribute climate change to increased levels of greenhouse gas emissions. While additional regulation of emissions in the future appears likely, how such new regulations would ultimately affect our business, operations or financial results is unknown at this time.

Our international sales and operations are subject to applicable laws relating to trade, tariffs, export controls, and foreign corrupt practices, the violation of which could adversely affect our operations.

We must comply with all applicable international trade, customs, tariffs, export controls, and economic sanctions laws and regulations of the United States and other countries. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery laws that generally bar bribes or gifts to foreign governments or officials. The recent presidential administrations in the United States have taken, and may take additional, actions that may inhibit international trade by U.S.-based companies. Changes in trade sanctions laws may restrict our business practices, including cessation of business activities in sanctioned countries or with sanctioned parties, and may result in modifications to compliance programs. Violation of these laws or regulations could result in sanctions or fines and could have a material adverse effect on our financial condition, results of operations, cash flows, and reputation.

If our manufacturing processes and products do not comply with applicable statutory and regulatory requirements, or if we manufacture products containing design or manufacturing defects, demand for our products could decline and we could be subject to product liability claims.

Our designs, manufacturing processes, and facilities need to comply with applicable statutory and regulatory requirements. We may also have the responsibility to ensure that products we design satisfy safety and regulatory standards including those applicable to our customers and to obtain any necessary certifications. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or not be in compliance with applicable statutory and regulatory requirements or demands of our customers. Potential defects in the products we manufacture or design, whether caused by a design, manufacturing or component failure or error, or deficiencies in our manufacturing processes, may result in delayed shipments to customers, replacement costs, or reduced or canceled customer orders. If these defects or deficiencies are significant, our business reputation may also be damaged. The failure of the products that we manufacture or our manufacturing processes and facilities to comply with applicable statutory and regulatory requirements may subject us to legal fines or penalties and, in some cases, require us to shut down or incur considerable expense to correct a manufacturing process or facility.

Any manufacturing or design defects may also result in product liability claims. Furthermore, customers use some of our products in potentially hazardous applications that can cause injury or loss of life and damage to property, equipment, or the environment. We may be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident occurs at a location where our equipment and services have been or are being used. Certain of our businesses also have experienced claims relating to past alleged asbestos exposure. We have not to date incurred material costs related to these asbestos claims. We vigorously defend ourselves against current claims and intend to do so against future claims. We also have certain insurance policies which may limit our financial exposures. Any significant liabilities which are not covered by insurance could have an adverse effect on our financial condition, results of operations, and cash flows. Likewise, a substantial increase in the number of claims that are made against us or the amounts of any judgments or settlements could materially and adversely affect our reputation, the ability to obtain and the rates for insurance coverages, and our financial condition, results of operations, and cash flows.

If we do not meet customers’ product quality and reliability standards and expectations, we may experience increased or unexpected product warranty claims and other adverse consequences to our business.

Product quality and reliability are significant factors influencing customers' decisions to purchase our products and aftermarket services. Inability to maintain the high quality of our products relative to the perceived or actual quality of similar products offered by competitors could result in the loss of market share, loss of revenue, reduced profitability, an increase in warranty costs, government investigations, and/or damage to our reputation.

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

We provide our customers a warranty covering workmanship, and in some cases materials, on products we manufacture. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the warranty, we may be obligated, at our expense, to correct any defect by repairing or replacing the defective product. Although we maintain warranty reserves in an amount based primarily on the number of units shipped and on historical and anticipated warranty claims, there can be no assurance that future warranty claims will follow historical patterns or that we can accurately anticipate the level of future warranty claims. An increase in the rate of warranty claims or the occurrence of unexpected warranty claims, for which we do not have a reserve or where we cannot recover from our vendors to the extent their materials or workmanship were defective, could materially and adversely affect our financial condition, results of operations, and cash flows.

Compliance or the failure to comply with regulations and governmental policies could cause us to incur significant expense.

Changes in laws or regulations, or a failure to comply with laws and regulations, may adversely affect our business, investments, and results of operations. We are subject to laws and regulations enacted by national, regional, and local governments, including non-U.S. governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming, and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations. Additionally, we may need to obtain and maintain licenses and permits to conduct business in various jurisdictions. If we or the businesses or companies we acquire have failed or fail in the future to comply with such laws and regulations, then we could incur liabilities and fines and our operations could be suspended. Such laws and regulations could also restrict our ability to modify or expand our facilities, could require us to acquire costly equipment, or could impose other significant expenditures.

If we fail to protect our intellectual property rights or maintain our rights to use licensed intellectual property, our business could be adversely affected.

Our intellectual property, including our patents, trade secrets, trademarks, and licenses are important in the operation of our business. Although we intend to protect our intellectual property rights vigorously, we cannot be certain that we will be successful in doing so. Third parties may assert or prosecute infringement claims against us in connection with the services and products that we offer, and we may or may not be able to successfully defend these claims. Litigation, either to enforce our intellectual property rights or to defend against claimed infringement of the rights of others, could result in substantial costs and in a diversion of our resources. In addition, if a third party would prevail in an infringement claim against us, then we would likely need to obtain a license from the third party on commercial terms, which would likely increase our costs. Our failure to maintain or obtain necessary licenses or an adverse outcome in any litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our financial condition, results of operations, and cash flows.

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

The Director of Cybersecurity and the Senior Vice President Global Information Systems work closely with the CEO, CFO, General Counsel and other members of management to design, implement, and maintain policies, procedures, and practices to protect the Company’s information systems and promptly respond to any cybersecurity threats or incidents, consistent with the Company’s response and recovery plans. The Global Information Services team monitors the prevention, detection, and mitigation systems in real time and reports such threats and incidents to the Director of Cybersecurity, Senior Vice President Global Information Systems, the CEO, CFO, General Counsel, and other members of management, when appropriate. The process provides for prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management in a timely manner.

The Global Information Services team has relevant educational and industry experience. The Senior Vice President Global Information Systems has been with Manitowoc for over 25 years, leading the Global IS team since 2022. The Director of Cybersecurity has served in various roles in information technology and security at Manitowoc for over 30 years, including the last six years overseeing cybersecurity. The Director of Cybersecurity will be retiring from the Company during 2026. In connection with his planned retirement, the Company has appointed an internal candidate to take over this role and to support an orderly transition of responsibilities. The internal candidate has served in various roles in information technology and security at Manitowoc for 7 years, and has been the Senior Cybersecurity Administrator for the last 4 years.

Controls, Procedures and Technical Safeguards

The Company has enterprise security policies, controls, and procedures designed to protect the confidentiality, integrity, and availability of our information assets. Among other areas, the comprehensive system addresses intrusion detection, encryption, device hardening, and monitoring through various controls, including phishing protection solutions, administrative password management tools, system patching, encryption, and intrusion prevention and detection systems.

The Company regularly engages in assessments, testing, and subsequent remediation of our policies, procedures, and practices that are designed to address cybersecurity threats and incidents. These efforts include a variety of third-party vendors and activities, including audits, assessments, penetration tests, threat modeling, tabletop exercises, and vulnerability testing. We have also engaged a third party to perform an independent review of our information security environment. The results of such assessments, audits, and reviews, along with remediation and development plans, are reported by management to the Board and Audit Committee.

The Company deploys technical safeguards designed to protect the Company’s information systems, including firewalls and systems for anti-malware, intrusion detection, and prevention. The technical safeguards are regularly evaluated, tested, and improved through vulnerability assessments and updated cybersecurity intelligence. The Company also maintains incident response and recovery plans that address the Company's response to a cybersecurity incident and such plans are tested, evaluated, and updated on a regular basis.

The company evaluates and oversees cybersecurity risks presented by third parties, including vendors, and service providers, and the systems of third parties that could impact our business. We seek vendor partners who are reliable, reputable, and maintain cybersecurity programs. We also rely on contractual terms for indemnification and to ensure vendors and service providers employ industry best practices to protect confidential information.

The Company uses employee training and education as part of the comprehensive system designed to protect the Company’s information systems. Through mandatory training and ongoing awareness campaigns, including phishing simulations, we are educating our personnel about cybersecurity risks and providing them with the tools to identify, prevent, and report potential cybersecurity threats.

Cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected or are not reasonably likely to affect the Company, including its business strategy, results of operations, or financial condition.

Item 2. PROPERTIES

General Information

Manitowoc maintains leased and owned service centers, distribution centers, remanufacturing, manufacturing, and office facilities throughout the world. The Company believes the properties it owns to be generally well maintained and adequate for present use. Through planned capital expenditures, the Company expects these properties to remain adequate for future needs. Leased properties are covered by leases expiring over terms of one to eighteen years. The Company does not anticipate any difficulty in retaining occupancy of any leased facilities, either by renewing leases prior to expiration or by replacing them with equivalent leased facilities.

Headquarters and Other Key Offices

The Company’s corporate headquarters is in a leased office located in Milwaukee, Wisconsin.

Service Centers

The Company operates service centers through its wholly owned subsidiary, MGX Equipment Services, in the following locations: Phoenix, Arizona; Denver, Colorado; Ankeny, Iowa; Baton Rouge and Belle Chasse, Louisiana; Baltimore, Maryland; Bloomington, Minnesota; Kansas City, Missouri; Billings, Montana; Winston-Salem, North Carolina; Omaha, Nebraska; Aiken, South Carolina; Nashville, Tennessee; Houston and Dallas, Texas; Salt Lake City, Utah; and Norfolk, Virginia.

The Company also operates service centers in Europe and Australia at the following locations: Sydney, Australia; Saint Herblain, France; Vitrolles, France; Saint Ouen l’Aumône, France; Lusigny, France; Meru, France; Saint Pierre de Chandieu, France; Dole, France; Dry, France; Nice, France; Pompignac, France; Langenfeld, Germany; Lainate, Italy; Breda, Netherlands; Przypki, Poland; Baltar, Portugal; Ajalvir, Spain; Buckingham, United Kingdom; and Barnsley, United Kingdom.

Parts Distribution Centers

The Company operates parts distribution centers in Jeffersonville, Indiana and Saint Pierre de Chandieu, France.

Remanufacturing

Remanufacturing of products through our EnCORE® brand name is conducted in the following locations: Charlieu, France; Dry, France; Langenfeld, Germany; Belle Chasse, Louisiana; Baltimore, Maryland; Baltar, Portugal; Aiken, South Carolina; Houston, Texas; and Norfolk, Virginia.

Manufacturing

The manufacturing facilities are believed to be suitable for their intended purposes, with adequate capacities for current and projected needs for existing products. Manitowoc management continually monitors the Company’s capacity needs and makes adjustments as dictated by market and other conditions. Manufacturing facilities are at the following locations; Zhangjiagang, China; Charlieu, France; Moulins, France; Wilhelmshaven, Germany; Pune, India; Niella Tanaro, Italy; Shady Grove, Pennsylvania; and Baltar, Portugal.

Item 3. LEGAL PROCEEDINGS

From time to time, the Company is subject to litigation incidental to its business, as well as other litigation of a non-material nature in the ordinary course of business. Refer to Note 18, “Commitments and Contingencies,” to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

Item 4. MINE SAFETY DISCLOSURE

Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Each of the following executive officers of the Company has been elected by the Board of Directors. The information presented below is as of February 18, 2026.

Name	Age	Position With The Registrant	Principal Position Held Since
Aaron H. Ravenscroft	47	President and Chief Executive Officer	2020
Brian P. Regan	52	Executive Vice President and Chief Financial Officer	2022
Jennifer L. Peterson	49	Executive Vice President, General Counsel and Secretary	2022
Leslie L. Middleton	56	Executive Vice President, Americas and EU Mobile Cranes	2020
James S. Cook	42	Executive Vice President, Human Resources	2023

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

James S. Cook has served as Executive Vice President, Human Resources and The Manitowoc Way since May 2025. Prior to his appointment, he served as Executive Vice President, Human Resources since May 2023, Senior Vice President, Human Resources since August 2022, Senior Vice President, EH&S (Environment, Health & Safety) and The Manitowoc Way, since August 2022 and Vice President, EH&S and Security since August 2017. Before joining Manitowoc, Mr. Cook served in progressive executive roles at Hansa Heavy Lift (2015-2017), SAL Heavy Lift (2012-2015), Aida Cruises (2012), Holland America Line (2003-2012), and served as an Officer in the British Royal Navy (2002).

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PRUCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol MTW. The number of shareholders of record of common stock as of December 31, 2025 was 1,021.

The amount and timing of any dividends are determined by the Board of Directors at its regular meetings each year, subject to limitations within the indenture governing the Company’s 2031 Notes and the Company’s ABL Revolving Credit Facility described below. For the years ended December 31, 2025 and 2024, no cash dividends were declared or paid.

The Company’s ABL Revolving Credit Facility and Indenture governing the 2031 Notes defines certain payments the Company can make, such as the repurchase or retirement of Company stock, prepayment of debt principal, and distribution of dividends to holders of Company stock as “Restricted Payments.” These Restricted Payments may be constrained by a provision requiring a minimum fixed charge coverage ratio after giving effect to the Restricted Payments under the ABL Credit Agreement and a provision requiring a minimum consolidated total debt ratio under the 2031 Notes indenture. Refer to Note 11, “Debt,” to the Company’s Consolidated Financial Statements.

See Part III, Item 12 of this Annual Report on Form 10-K for certain information regarding the Company’s equity compensation plans.

Comparison of Cumulative Five Year Total Return
$250
$200
$150
$100
$50
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
The Manitowoc Company, Inc.
S&P 500 Index
Russell 2000 Index

Total Return to Shareholders

(Includes reinvestment of dividends)

	Annual Return Percentages
	Years Ending December 31,
	2021	2022	2023	2024	2025
The Manitowoc Company, Inc.	39.67%	(50.73)%	82.21%	(45.30)%	31.33%
S&P 500 Index	28.71%	(18.11)%	26.29%	25.02%	17.88%
Russell 2000 Index	14.82%	(20.44)%	16.93%	11.54%	12.81%

	Indexed Returns
	Years Ending December 31,
	2020	2021	2022	2023	2024	2025
The Manitowoc Company, Inc.	100.00	139.67	68.82	125.39	68.60	90.08
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes appearing in Part II, Item 8 of this Annual Report on Form 10-K.

Overview: The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) was founded in 1902, and is headquartered in Milwaukee, Wisconsin, United States. Manitowoc, through its wholly-owned subsidiaries, provides high quality, customer-focused lifting products and services world-wide through its Grove, Manitowoc, National Crane, Potain, Shuttlelift, and Upfits by Aspen Equipment brands and its support-focused subsidiary MGX Equipment Services. For more information, visit www.manitowoc.com. The information on our website is not part of this or any other report we file with or furnish to the SEC and is not incorporated herein by reference.

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

Orders for the year ended December 31, 2025 increased 22.7% to $2,359.0 million from $1,922.8 million for the same period in 2024. The increase in orders was primarily due to higher demand in the Americas and EURAF segments. This was partially offset by lower demand in the MEAP segment. Orders were favorably impacted by $34.3 million from changes in foreign currency exchange rates.

The Company’s backlog as of December 31, 2025 was $793.5 million, a 22.0% increase from the December 31, 2024 backlog of $650.2 million. The increase in backlog from December 31, 2024 was primarily attributable to the higher orders as discussed above. Backlog was favorably impacted by $32.4 million from changes in foreign currency exchange rates.

Results of Operations

A detailed discussion of the year-over-year changes for the years ended December 31, 2024 and 2023 can be found in the Management's Discussion and Analysis section of the Company's 2024 Annual Report on Form 10-K filed on February 21, 2025, and is available on the SEC's website at www.sec.gov as well as in the "Investors" section of our website at www.manitowoc.com.

Results of Operations for the Years Ended December 31, 2025 and 2024

	2025	2024	Percentage Change
Net sales	2,240.9	2,178.0	2.9%
Gross profit	404.7	375.0	7.9%
Gross profit %	18.1%	17.2%
Engineering, selling and administrative expenses	342.9	315.7	8.6%
Interest expense	37.7	38.3	(1.6)%
Other expense - net	(2.2)	(0.4)	*
Provision (benefit) for income taxes	5.2	(44.1)	*
*Measure not meaningful

Net Sales

Consolidated net sales for the year ended December 31, 2025 increased 2.9% to $2,240.9 million from $2,178.0 million for the year ended December 31, 2024. The increase was primarily attributable to $50.6 million of higher new tower crane shipments in the EURAF segment, $51.0 million of higher non-new machine sales, and $15.5 million of higher revenue due to price realization and favorable product mix in the Americas segment. This was partially offset by lower new crane shipments in the Americas segment and European mobiles business. Net sales were favorably impacted by $35.3 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the year ended December 31, 2025 increased 7.9% to $404.7 million compared to $375.0 million for the year ended December 31, 2024. The increase was primarily attributable to the higher net sales and favorable product mix. This was partially offset by lower absorbed costs due to lower manufacturing volume in the Americas segment and $6.1 million of net tariff costs.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses for the year ended December 31, 2025 increased 8.6% to $342.9 million compared to $315.7 million for the year ended December 31, 2024. The increase is primarily due to higher costs for the triennial bauma trade show and $11.6 million of higher employee-related costs when compared to the prior year. This was partially offset by $8.9 million of higher costs associated with a legal matter with the U.S. Environmental Protection Agency (“U.S. EPA”) in the prior year. Engineering, selling, and administrative expenses were unfavorably impacted by $5.6 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the year ended December 31, 2025 decreased 1.6% to $37.7 million compared to $38.3 million for the year ended December 31, 2024. The decrease was primarily due to lower interest rates on borrowings under the Company's ABL Revolving Credit Facility, partially offset by higher outstanding borrowings on the Company's other credit facilities. See further detail at Note 11, “Debt,” to the Consolidated Financial Statements.

Other Expense – Net

Other expense – net for the year ended December 31, 2025 was $2.2 million and was primarily composed of $0.8 million of net foreign currency transaction losses and $1.9 million of pension benefit and postretirement health costs, partially offset by $0.8 million of interest income net of bank fees.

Other expense - net for the year ended December 31, 2024 was $0.4 million and was primarily composed of $2.9 million of pension benefit and postretirement health costs and $1.1 million of non-cash losses associated with the refinancing of the Company’s former senior secured second lien notes. This was partially offset by $2.6 million of net foreign currency transaction gains and $0.7 million of interest income.

Provision (benefit) for Income Taxes

During the year ended December 31, 2025 and 2024, the Company recorded a provision for income taxes of $5.2 million and a benefit for income taxes of $44.1 million, respectively.

The 2025 effective tax rate was favorably impacted by a $5.4 million net reduction of the valuation allowance. This benefit was offset by domestic and foreign non-deductible expenses.

The 2024 effective tax rate was favorably impacted by a $57.5 million net reduction of the valuation allowance. The rate was unfavorably impacted by $5.6 million of additional unrecognized tax benefit reserves recorded during the year and non-deductible expenses related to a legal matter.

Refer to Note 13, “Income Taxes,” to the Consolidated Financial Statements.

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

	Year Ended December 31, 2025	Year Ended December 31, 2024	Percentage Change
Net Sales
Americas	$1,259.9	$1,197.6	5.2%
EURAF	667.2	616.0	8.3%
MEAP	313.8	364.4	(13.9)%

Segment Operating Income (Loss)
Americas	$95.7	$103.7	(7.7)%
EURAF	(42.9)	(46.6)	7.9%
MEAP	44.6	39.4	13.2%
*Measure not meaningful

Americas

Americas segment net sales increased 5.2% in 2025 to $1,259.9 million from $1,197.6 million in 2024. The increase was primarily attributable to higher non-new machine sales and price realization, partially offset by lower new crane shipments.

Americas segment operating income of $95.7 million decreased $8.0 million in 2025 from $103.7 million in 2024. The decrease was primarily attributable to lower absorbed costs due to lower manufacturing volume, $7.4 million of higher engineering, selling, and administrative costs, and $6.1 million of net tariff costs. This was partially offset by the higher revenue.

EURAF

EURAF segment net sales increased 8.3% in 2025 to $667.2 million from $616.0 million in 2024. The increase was primarily attributable to a higher number of new tower crane shipments, partially offset by lower mobile crane shipments. EURAF net sales were favorably impacted by $31.5 million from changes in foreign currency exchange rates.

EURAF segment operating loss of $42.9 million decreased $3.7 million in 2025 from $46.6 million in 2024. The decrease in operating loss was primarily attributable to higher new sales, partially offset by $19.4 million of higher engineering, selling, and administrative expenses due to the triennial bauma trade show and higher new product development costs. EURAF segment operating loss was unfavorably impacted by $1.7 million from changes in foreign currency exchange rates.

MEAP

MEAP segment net sales decreased 13.9% in 2025 to $313.8 million from $364.4 million in 2024. The decrease was primarily attributable to product mix, as we sold more lower revenue units. MEAP net sales were favorably impacted by $3.9 million from changes in foreign currency exchange rates.

MEAP segment operating income of $44.6 million increased $5.2 million from $39.4 million in 2024. The increase was primarily attributable to higher absorbed costs due to higher manufacturing volume and favorable product mix, partially offset by lower net sales.

Financial Condition

Cash Flows

The table below shows a summary of cash flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$22.2	$49.2
Net cash used for investing activities	(49.5)	(40.4)
Net cash provided by financing activities	54.8	6.7
Cash and cash equivalents	77.3	48.0

Cash Flows from Operating Activities

Net cash provided by operating activities of $22.2 million in 2025 decreased $27.0 million from $49.2 million in 2024. The decrease in net cash provided by operating activities was primarily driven by a $45.6 million payment to settle a legal matter with the U.S. EPA and associated environmental mitigation project. This was partially offset by $18.3 million of lower cash used for operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used for investing activities of $49.5 million in 2025 increased $9.1 million from $40.4 million in 2024. The increase in net cash used for investing activities was primarily due to $12.9 million of cash outflows related to the purchase of certain assets and territory from Ring Power Corporation and $3.9 million of lower proceeds from the sale of property, plant, and equipment. This was partially offset by $8.2 million of lower capital expenditures.

Cash Flows from Financing Activities

Net cash provided by financing activities of $54.8 million in 2025 increased $48.1 million from $6.7 million in 2024. The increase in net cash provided by financing activities was primarily due to $39.0 of additional net borrowings under the ABL Revolving Credit Facility, $7.4 million of cash outflows related to debt issuance costs in 2024 which did not occur in 2025, and $5.7 million of cash outflows related to common stock repurchases in 2024 which did not occur in 2025. This was partially offset by $5.7 million of lower net proceeds from other debt.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity position as of December 31, 2025 and 2024 is summarized as follows:

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$77.3	$48.0
Revolver borrowing capacity	325.0	325.0
Other debt availability	47.7	42.4
Less: Borrowings on revolver	(144.6)	(79.0)
Less: Borrowings on other debt	(4.3)	(12.1)
Less: Outstanding letters of credit	(3.4)	(3.4)
Total liquidity	$297.7	$320.9

The Company’s revolving credit facility, or other future facilities, may be used for working capital requirements, capital expenditures, funding future acquisitions (within the Company’s debt limitations), and other operating, investing, and financing needs. The Company believes its liquidity and expected cash flows from operations are sufficient to meet expected working capital, capital expenditures, contractual obligations, and other ongoing operational needs in the subsequent twelve months.

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

In addition to the ABL Revolving Credit Facility, the Company has access to committed and non-committed lines of credit to fund working capital in Europe and China. There are six facilities, of which five facilities are denominated in Euros totaling €37.0 million and one facility denominated in Chinese Yuan totaling ¥30.0 million. Total U.S. dollar availability as of December 31, 2025 for the six overdraft facilities is $47.7 million, with $4.3 million outstanding.

Debt

Outstanding debt as of December 31, 2025 and 2024 is summarized as follows:

	2025	2024
Borrowings under senior secured asset based revolving credit facility	$144.6	$79.0
Senior secured second lien notes due 2031	300.0	300.0
Other debt	20.6	16.4
Deferred financing costs	(4.4)	(5.2)
Total debt	460.8	390.2
Short-term borrowings and current portion of long-term debt	(13.7)	(13.1)
Long-term debt	$447.1	$377.1

Both the ABL Revolving Credit Facility and 2031 Notes include customary covenants and events of default. Refer to Note 11, “Debt,” to the Consolidated Financial Statements for additional discussions of covenants for the ABL Revolving Credit Facility and 2031 Notes. As of December 31, 2025, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company may seek to opportunistically raise capital in the debt capital markets and bank credit markets.

Other Financing Arrangements

The Company has two non-U.S. accounts receivable financing programs with a maximum availability of €25.0 million and €40.0 million. Transactions under the non-U.S. programs were accounted for as sales in accordance with Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing.” Under these financing programs, the Company has the ability to sell eligible receivables up to the customer's maximum limit. Refer to Note 12, “Accounts Receivable Factoring,” to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

As of December 31, 2025, the Company had buyback commitments outstanding of $39.8 million. This amount is not reduced for amounts the Company would recover from the repossession and subsequent resale of collateral. Refer to Note 19, “Guarantees,” to the Consolidated Financial Statements for further information.

Contractual Obligations and Commercial Commitments

The Company's material cash requirements, contractual obligations, and commercial commitments include the following:

Debt

As of December 31, 2025, the Company had outstanding debt of $460.8 million with $13.7 million payable within one year. The Company is committed to pay 9.25% of annual interest on the $300.0 million 2031 Notes that mature on October 1, 2031. Additionally, the Company's debt outstanding under the ABL Revolving Credit Facility is subject to variable interest using either the Alternate Base Rate or Term Benchmark, Applicable Overnight Rate, Central Bank Rate (“CBR”) or RFR rate (each as defined in the ABL Credit Agreement) plus the applicable spread. For the year ended December 31, 2025 the Company incurred $7.3 million and $2.7 million of interest on borrowings from the ABL Revolving Credit Facility and other debts, respectively. Refer to Note 11, “Debt,” to the Consolidated Financial Statements for further information.

Purchase Obligations

As of December 31, 2025, the Company has purchase obligations of $984.6 million with $604.6 million due within one year. Purchase obligations consist primarily of open purchase orders for raw materials and various components used in the manufacturing process and purchase obligations from agreements with various suppliers that include a right of cancellation.

Leases

As of December 31, 2025, the Company had contractual fixed costs related to operating lease commitments of $82.2 million with $18.2 million due within one year. Refer to Note 21, “Leases,” to the Consolidated Financial Statements for further information.

Capital Expenditures

The Company funds capital expenditures that are intended to improve the cost structure of the Company’s business; invest in new processes, products and technology; maintain high-quality production standards; and maintain and expand the Company's rental fleet.

The Company paid a total of $37.5 million during 2025 for capital expenditures, of which $18.8 million is for rental fleet assets. For the year ended December 31, 2025, depreciation was $59.9 million. The Company anticipates that capital expenditures for 2026 will be approximately $45 million to $50 million, of which approximately $25 million is for rental fleet assets.

Other Cash Requirements

The Company has unrecognized tax benefits totaling $15.7 million as of December 31, 2025, excluding related interest and penalties. It is reasonably possible that the unrecognized tax benefits could significantly change over the next 12 months. However, due to the highly uncertain nature of resolution and closure on audits, we are unable to estimate the range of impact at this time. Refer to Note 13, “Income Taxes,” to the Consolidated Financial Statements for disclosures surrounding uncertain income tax positions under ASC Topic 740 “Income Taxes.”

The Company maintains defined benefit pension plans for some of the Company’s employees and retirees. The Board of Directors has established the Retirement Plan Committee to manage the operations and administration of all benefit plans and related trusts. Refer to Note 20, “Employee Benefit Plans,” to the Consolidated Financial Statements.

In 2025, cash contributions by the Company to defined benefit pension, postretirement medical, and other defined benefit plans were $6.3 million, and the Company estimates that its contributions in 2026 will be approximately $5.4 million. Cash contributions to the Company’s 401(k) plan were $10.5 million in 2025. Cash contributions to the 401(k) plan earned in 2025 and expected to be paid in 2026 are $0.3 million.

The Company maintains a non-qualified supplemental deferred compensation plan for highly compensated and key management employees and for non-employee directors of the Company. The Company contributes a matching contribution for eligible wages above IRS employee compensation limits for 401(k) retirement plans and/or an additional contribution from the Company for each individual participant, which may or may not be made, at the full discretion of the Company based on its performance. In 2025, cash contributions by the Company to the non-qualified supplemental deferred compensation plan were $0.5 million. Cash contributions to the non-qualified supplemental deferred compensation plan earned in 2025 and expected to be paid in 2026 are $0.1 million.

Non-GAAP Measures

The Company uses adjusted ROIC, adjusted net income, adjusted diluted net income per share (“Adjusted DEPS”), EBITDA, adjusted EBITDA, and free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

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

Adjusted ROIC is determined by dividing adjusted net operating profit after tax (“Adjusted NOPAT”) for the years ended December 31, 2025 and 2024, by the five-quarter average of invested capital. Adjusted NOPAT is calculated by taking operating income plus the addback of amortization of intangible assets and the addback or subtraction of restructuring expenses, other non-recurring items - net, and provision for income taxes, which is determined using a 15% tax rate. Invested capital is defined as net total assets less cash and cash equivalents and income tax assets - net plus short-term and long-term debt. Income taxes are defined as income tax payables/receivables, net deferred tax assets/liabilities, and uncertain tax positions.

The Company’s adjusted ROIC for the year ended December 31, 2025 was 5.3%. Below is the calculation of adjusted ROIC for the years ended December 31, 2025 and 2024.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating income	$53.8	$51.8
Amortization of intangible assets	3.1	2.9
Restructuring expense	4.9	4.6
Other non-recurring items - net	—	9.1
Adjusted operating income	61.8	68.4
Provision for income taxes	(9.3)	(10.3)
Adjusted NOPAT	$52.5	$58.1

	5-Quarter Average
Total assets	$1,805.3	$1,734.4
Total liabilities	(1,135.1)	(1,126.5)
Net total assets	670.2	607.9
Cash and cash equivalents	(47.9)	(35.0)
Short-term borrowings and current portion of long-term debt	15.1	26.2
Long-term debt	429.1	388.3
Income tax assets - net	(67.0)	(17.5)
Invested capital	$999.5	$969.9

Adjusted ROIC	5.3%	6.0%

Adjusted Net Income and Adjusted DEPS

The Company defines adjusted net income as net income plus the addback or subtraction of restructuring and other non-recurring items. Adjusted DEPS is defined as adjusted net income divided by diluted weighted average shares outstanding. Diluted weighted average common shares outstanding are adjusted for the effect of dilutive stock awards when there is net income on an adjusted basis, as applicable. The reconciliation of net income and diluted net income per share to adjusted net income and Adjusted DEPS for the year ended December 31, 2025 and 2024 are summarized as follows. All dollar amounts are in millions, except per share data and share amounts.

	Year Ended December 31,
	2025			2024
	As reported	Adjustments	Adjusted	As reported	Adjustments	Adjusted
Gross profit	$404.7	$—	$404.7	$375.0	$—	$375.0
Engineering, selling and administrative expenses (1)	(342.9)	—	(342.9)	(315.7)	9.1	(306.6)
Amortization of intangible assets	(3.1)	—	(3.1)	(2.9)	—	(2.9)
Restructuring expense (2)	(4.9)	4.9	—	(4.6)	4.6	—
Operating income	53.8	4.9	58.7	51.8	13.7	65.5
Interest expense	(37.7)	—	(37.7)	(38.3)	—	(38.3)
Amortization of deferred financing fees	(1.5)	—	(1.5)	(1.4)	—	(1.4)
Other (expense) income - net (3)	(2.2)	0.6	(1.6)	(0.4)	1.1	0.7
Income before income taxes	12.4	5.5	17.9	11.7	14.8	26.5
(Provision) benefit for income taxes (4)	(5.2)	(1.1)	(6.3)	44.1	(55.9)	(11.8)
Net income	$7.2	$4.4	$11.6	$55.8	$(41.1)	$14.7

Diluted weighted average common shares outstanding	36,093,160		36,093,160	35,708,782		35,708,782

Diluted net income per share	$0.20		$0.32	$1.56		$0.41
(1)
The adjustment in 2024 represents $8.9 million of costs associated with a legal matter with the U.S. EPA and $0.2 million of one-time costs.
(2)
The adjustment in 2025 and 2024 represents the addback of restructuring expense.
(3)
The adjustment in 2025 represents $0.6 million of interest related to settlement of a legal matter with the U.S. EPA. The adjustment in 2024 represents $1.1 million of non-cash losses associated with the refinancing of the Company’s 2026 Notes.
(4)
The adjustment in 2025 represents the net income tax impact of item (2). The adjustment in 2024 represents the net income tax impacts of items (1), (2), and (3) and the removal of a $55.1 million benefit from the release of a valuation allowance.

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring expense, other expense – net, and certain other non-recurring items.

The reconciliation of net income to EBITDA, and further to adjusted EBITDA for the years ended December 31, 2025 and 2024 is summarized as follows:

	Year Ended December 31,
	2025	2024
Net income	$7.2	$55.8
Interest expense and amortization of deferred financing fees	39.2	39.7
Provision (benefit) for income taxes	5.2	(44.1)
Depreciation expense	59.9	60.0
Amortization of intangible assets	3.1	2.9
EBITDA	114.6	114.3
Restructuring expense	4.9	4.6
Other non-recurring items - net (1)	—	9.1
Other expense - net (2)	2.2	0.4
	$121.7	$128.4
(1)
Other non-recurring items - net for the year ended December 31, 2024 relate to $8.9 million of costs associated with a legal matter with the U.S. EPA and $0.2 million of one-time costs.
(2)
Other expense - net includes net foreign currency gains (losses), other components of net periodic pension costs, and other items in the years ended December 31, 2025 and 2024.

Free Cash Flows

Free cash flows is defined as net cash provided by operating activities less capital expenditures. The reconciliation of net cash provided by operating activities to free cash flows for the years ended December 31, 2025 and 2024 is summarized as follows:

	Year Ended December 31,
	2025	2024
Net cash provided by operating activities	$22.2	$49.2
Capital expenditures	(37.5)	(45.7)
Free cash flows	$(15.3)	$3.5

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

For a more detailed discussion of the Company's accounting policies and the financial instruments that it uses, refer to Note 2, “Summary of Significant Accounting Policies,” Note 5, “Fair Value of Financial Instruments,” and Note 11, “Debt,” to the Consolidated Financial Statements.

Interest Rate Risk

The Company's long-term debt primarily consists of $300.0 million on the 2031 Notes and borrowings under its ABL Revolving Credit Facility. Borrowings under the ABL Revolving Credit Facility are subject to variable interest using either the Alternate Base Rate or Term Benchmark, Applicable Overnight Rate, CBR, or RFR rate (each as defined in the ABL Credit Agreement) plus the applicable spread. The variable interest rate is based upon the average availability as of the most recent determination date. As of December 31, 2025, the Company had borrowings on the ABL Revolving Credit Facility of $144.6 million. At any time, the Company could be party to various interest rate swaps in connection with its fixed or floating rate debt. No interest rate swaps were entered into or outstanding during 2025 or 2024. A hypothetical 100 basis point increase/decrease in the average interest rate of the Company's annual average borrowings under its ABL Revolving Credit Facility would have resulted in a $1.5 million increase/decrease to interest expense for the year ended December 31, 2025.

Commodity Prices

The Company is exposed to fluctuating market prices for commodities, including steel, copper, aluminum, and petroleum-based products. From time to time the Company may use commodity financial instruments to hedge commodity prices. No commodity financial instruments were entered into or outstanding during 2025 and 2024. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors.”

Currency Risk

The Company has manufacturing, sales, and distribution facilities around the world, and therefore, makes investments and enters into transactions denominated in various currencies, which introduces transactional currency exchange risk.

To mitigate transactional currency exchange risk, the Company, from time-to-time, enters into foreign exchange contracts to 1) reduce the earnings and cash flows impact on non-functional currency denominated receivables and payables and 2) reduce the impact of changes in foreign currency rates between a budgeted rate and the rate realized at the time it recognizes a particular purchase or sale transaction. Gains and losses resulting from hedging instruments either impact the Company’s Consolidated Statements of Operations in the period of the underlying purchase or sale transaction, or offset the foreign exchange gains and losses on the underlying receivables and payables being hedged. The maturities of these foreign exchange contracts coincide with the expected underlying settlement date of the related cash inflow or outflow. The hedges of anticipated transactions are designated as cash flow hedges as required under ASC Topic 815 “Derivatives and Hedging.” As of December 31, 2025, the Company was party to foreign currency forward contracts with a notional value of $108.7 million all of which are carried on the Company’s balance sheet at fair value. As of December 31, 2025, a hypothetical 10% increase or decrease in the exchange rate in the Company’s portfolio of foreign currency contracts would result in a $11.5 million unrealized gain and a $14.1 million unrealized loss, respectively. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the underlying transactions being hedged.

Amounts invested in non-U.S. based subsidiaries are translated into U.S. dollars at the exchange rate in effect at year-end. Results of operations are translated into U.S. dollars at an average exchange rate for the period. The resulting translation adjustments are recorded in stockholders’ equity as other comprehensive income (loss). The cumulative translation adjustment recorded in other comprehensive income (loss) for the year ended December 31, 2025 was income of $36.3 million.

Environmental, Health, Safety, Contingencies, and Other Matters

Refer to Part II, Item 8, Note 18, “Commitments and Contingencies,” where the Company has disclosed environmental, health, safety, contingencies, and other matters.

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

•
Crane Attachment Sales

Crane attachment sales are generated through the sale of new or used crane attachments such as luffing jibs, ecomats, and counterweights. Crane attachment sales are recognized when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier.

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

As of October 31, 2025, the Company performed its annual goodwill impairment test. The fair values of the Americas - Distribution and MEAP reporting units were 28% and 109%, respectively, in excess of their carrying values as of the date of the annual impairment test and, therefore, were not impaired as of December 31, 2025.

As of October 31, 2025 the Company performed its annual indefinite-lived intangible assets impairment test. The fair value of the Potain and Grove Tradenames were in excess of their carrying values by 83% and 69%, respectively, as of the date of the annual impairment test and, therefore, were not impaired as of December 31, 2025.

A considerable amount of management judgment and assumptions are required in performing the goodwill and indefinite-lived asset impairment tests as it relates to the forecast of future revenues and margins and the discount rate, as applicable. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required. Weakening industry or economic trends, disruptions to the Company's business, unexpected significant changes or planned changes in the use of the assets or in entity structure are all factors which may adversely impact the assumptions used in the valuations.

Intangible assets with definite lives continue to be amortized over their estimated useful lives. Definite-lived intangible assets are also subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was not a triggering event during the year ended December 31, 2025, with the exception of one asset group located in Europe. Based on the results of the recoverability test, it was determined that the undiscounted cash flows were in excess of the carrying value of the long-lived assets.

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

The Company monitors events and market conditions to determine if any interim impairment tests of goodwill, other intangibles, or long-lived assets are warranted. Deterioration in macroeconomic conditions, a decline in actual results as compared with the Company’s projections, or a low equity market capitalization for a prolonged period, are factors which could indicate an interim triggering event has occurred. In the event the Company determines that assets are impaired in the future, the Company would recognize a non-cash impairment charge, which could have a material adverse effect on the Company’s Consolidated Balance Sheet and Results of Operations.

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

The following table summarizes the sensitivity of the Company's December 31, 2025 retirement obligations and 2025 retirement benefit costs to changes in the key assumptions used to determine those results:

Change in assumption:	Estimated increase (decrease) in 2026 pension net periodic benefit costs	Estimated increase (decrease) in projected benefit obligation for the year ended December 31, 2025	Estimated increase (decrease) in 2026 other postretirement net periodic benefit costs	Estimated increase (decrease) in other postretirement benefit obligation for the year ended December 31, 2025
0.50% increase in discount rate	$(0.3)	$(6.7)	$—	$(0.1)
0.50% decrease in discount rate	0.2	7.3	—	0.1
0.50% increase in long-term return on assets	(0.6)	N/A	N/A	N/A
0.50% decrease in long-term return on assets	0.6	N/A	N/A	N/A
1.0% increase in health care cost trend rates	N/A	N/A	—	—
1.0% decrease in health care cost trend rates	N/A	N/A	—	—

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

Warranties – In the normal course of business, the Company provides its customers warranties covering workmanship, and in some cases materials, on products manufactured. Such warranties generally provide that products will be free from defects for periods ranging from 12 months to 60 months. If a product fails to comply with the Company’s warranties, it may be obligated, at its expense, to correct any defect by repairing or replacing such defective product. The Company provides for an estimate of costs that may be incurred under its warranties at the time product revenue is recognized based on historical warranty experience for the related product or estimates of projected losses due to specific warranty issues on new products. These costs primarily include labor and materials, as necessary, associated with repair or replacement. The primary factors that affect the Company’s warranty liabilities include the number of shipped units and historical and anticipated rates or warranty claims. As these factors are impacted by actual experience and future expectations, the Company assesses the adequacy of its recorded warranty liability and adjusts the amounts, as necessary.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Manitowoc Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of The Manitowoc Company, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Goodwill – Americas – Distribution Reporting Unit – Refer to Notes 2 and 9 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company performed its annual goodwill impairment test on October 31, 2025. The goodwill balance was $79.6 million as of December 31, 2025, of which $14.4 million related to the Americas – Distribution reporting unit. The Company used only the income approach to determine the fair value of the Americas – Distribution reporting unit. A considerable amount of management judgment and assumptions are required in performing the goodwill impairment test as it relates to forecasts of future revenues and margins and the selection of the discount rate. The Company determined that the fair value of the Americas - Distribution reporting unit exceeded its carrying value by 28% as of the measurement date and, therefore, no impairment was recognized.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 18, 2026

We have served as the Company’s auditor since 2023.

The Manitowoc Company, Inc.

Consolidated Statements of Operations

For the years ended December 31, 2025, 2024, and 2023

Millions of dollars, except per share data	2025	2024	2023
Net sales	$2,240.9	$2,178.0	$2,227.8
Cost of sales	1,836.2	1,803.0	1,802.6
Gross profit	404.7	375.0	425.2
Operating costs and expenses:
Engineering, selling and administrative expenses	342.9	315.7	328.3
Amortization of intangible assets	3.1	2.9	3.2
Restructuring expense	4.9	4.6	1.3
Total operating costs and expenses	350.9	323.2	332.8
Operating income	53.8	51.8	92.4
Other expense:
Interest expense	(37.7)	(38.3)	(33.9)
Amortization of deferred financing fees	(1.5)	(1.4)	(1.3)
Other expense - net	(2.2)	(0.4)	(13.0)
Total other expense	(41.4)	(40.1)	(48.2)
Income before income taxes	12.4	11.7	44.2
Provision (benefit) for income taxes	5.2	(44.1)	5.0
Net income	$7.2	$55.8	$39.2
Per Share Data
Basic net income per common share	$0.20	$1.58	$1.12

Diluted net income per common share	$0.20	$1.56	$1.09

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Comprehensive Income

For the years ended December 31, 2025, 2024, and 2023

Millions of dollars	2025	2024	2023
Net income	$7.2	$55.8	$39.2
Other comprehensive income (loss), net of income tax
Unrealized gain (loss) on derivatives, net of income tax (provision) benefit of $(0.8), $1.0 and $0.0, respectively	2.4	(3.0)	(4.1)
Employee pension and postretirement benefit income, net of income tax (provision) benefit of $(1.1), $(1.3), and $0.7, respectively	3.6	2.6	5.0
Foreign currency translation adjustments, net of income tax (provision) benefit of $(6.6), $2.1, and $0.1, respectively	36.3	(20.8)	20.6
Total other comprehensive income (loss), net of income tax	42.3	(21.2)	21.5
Comprehensive income	$49.5	$34.6	$60.7

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Balance Sheets

As of December 31, 2025 and 2024

Dollars in millions, except par value and share amounts	2025	2024
Assets
Current Assets:
Cash and cash equivalents	$77.3	$48.0
Accounts receivable, less allowances of $5.8 and $5.9, respectively	281.3	260.3
Inventories - net	683.9	609.4
Other current assets	54.1	41.2
Total current assets	1,096.6	958.9
Property, plant and equipment — net	343.0	346.2
Operating lease right-of-use assets	68.0	59.3
Goodwill	79.6	77.8
Intangible assets — net	125.1	118.5
Other non-current assets	105.9	99.3
Total assets	$1,818.2	$1,660.0
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$401.6	$389.4
Customer advances	18.3	18.0
Short-term borrowings and current portion of long-term debt	13.7	13.1
Product warranties	36.2	37.0
Other liabilities	21.8	16.8
Total current liabilities	491.6	474.3
Non-Current Liabilities:
Long-term debt	447.1	377.1
Operating lease liabilities	53.6	47.0
Deferred income taxes	2.3	2.1
Pension obligations	45.3	47.1
Postretirement health and other benefit obligations	3.1	4.7
Long-term deferred revenue	18.8	17.5
Other non-current liabilities	61.2	50.1
Total non-current liabilities	631.4	545.6
Commitments and contingencies (Note 18)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,473,418 and 35,134,245 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	616.7	615.1
Accumulated other comprehensive loss	(65.3)	(107.6)
Retained earnings	206.5	199.3
Treasury stock, at cost (5,320,565 and 5,659,738 shares, respectively)	(63.1)	(67.1)
Total stockholders' equity	695.2	640.1
Total liabilities and stockholders' equity	$1,818.2	$1,660.0

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Cash Flows

For the years ended December 31, 2025, 2024, and 2023

Millions of dollars	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$7.2	$55.8	$39.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation expense	59.9	60.0	56.6
Amortization of intangible assets	3.1	2.9	3.2
Stock-based compensation expense	9.5	10.9	11.5
Amortization of deferred financing fees	1.5	1.4	1.3
Loss on debt extinguishment	—	1.1	—
Gain on sale of property, plant and equipment	(0.6)	—	—
Deferred income tax benefit - net	(6.2)	(55.6)	(6.0)
Other	—	—	9.3
Changes in operating assets and liabilities
Accounts receivable	(9.1)	9.0	(9.3)
Inventories	(11.6)	21.4	(46.7)
Other assets	(17.6)	8.5	(4.0)
Accounts payable	21.7	(39.1)	(28.5)
Accrued expenses and other liabilities	(35.6)	(27.1)	36.4
Net cash provided by operating activities	22.2	49.2	63.0
Cash Flows from Investing Activities:
Capital expenditures	(37.5)	(45.7)	(77.4)
Proceeds from sale of fixed assets	0.9	4.8	5.6
Purchase of assets	(12.9)	—	—
Other	—	0.5	—
Net cash used for investing activities	(49.5)	(40.4)	(71.8)
Cash Flows from Financing Activities:
Payments on revolving credit facility	(75.0)	(20.0)	(20.0)
Proceeds from revolving credit facility	134.7	40.7	—
Payments on long-term debt	—	(300.0)	—
Proceeds from long-term debt	—	300.0	—
Payments on other debt	(14.7)	—	—
Proceeds from other debt	15.6	6.6	3.8
Debt issuance costs and other debt related costs	—	(7.4)	—
Exercise of stock options	—	—	0.3
Common stock repurchases	—	(5.7)	(5.5)
Other financing activities	(5.8)	(7.5)	—
Net cash provided by (used for) financing activities	54.8	6.7	(21.4)
Effect of exchange rate changes on cash and cash equivalents	1.8	(1.9)	0.2
Net increase (decrease) in cash and cash equivalents	29.3	13.6	(30.0)
Cash and cash equivalents at beginning of period	48.0	34.4	64.4
Cash and cash equivalents at end of period	$77.3	$48.0	$34.4
Supplemental Cash Flow Information
Interest paid	37.5	36.6	34.0

The accompanying notes are an integral part of these consolidated financial statements.

The Manitowoc Company, Inc.

Consolidated Statements of Equity

For the years ended December 31, 2025, 2024, and 2023

Millions of dollars	2025	2024	2023
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$615.1	$613.1	$606.7
Stock compensation plans	1.6	2.0	6.4
Balance at end of period	$616.7	$615.1	$613.1
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(107.6)	$(86.4)	$(107.9)
Other comprehensive income (loss)	42.3	(21.2)	21.5
Balance at end of period	$(65.3)	$(107.6)	$(86.4)
Retained Earnings
Balance at beginning of period	$199.3	$143.5	$104.3
Net income	7.2	55.8	39.2
Balance at end of period	$206.5	$199.3	$143.5
Treasury Stock
Balance at beginning of period	$(67.1)	$(67.3)	$(65.7)
Stock compensation plans	4.0	5.9	3.9
Common stock repurchases	—	(5.7)	(5.5)
Balance at end of period	$(63.1)	$(67.1)	$(67.3)
Total stockholders' equity	$695.2	$640.1	$603.3

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Company and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) was founded in 1902, and is headquartered in Milwaukee, Wisconsin, United States. Manitowoc, through its wholly-owned subsidiaries, provides high quality, customer-focused lifting products and services world-wide through its Grove, Manitowoc, National Crane, Potain, Shuttlelift, and Upfits by Aspen Equipment brands and its support-focused subsidiary MGX Equipment Services. For more information, visit www.manitowoc.com. The information on our website is not part of this or any other report we file with or furnish to the SEC and is not incorporated herein by reference.

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

Allowance for Credit Losses Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. The Company's allowance for credit losses is based on an estimate of the losses inherent in amounts billed, pools of receivables with similar risk characteristics, existing and future economic conditions, reasonable and supportable forecasts that affect the collectability of the related receivable, and any specific customer collection issues the Company has identified.

The following table is a rollforward of the allowance for credit losses for the years ended December 31, 2025, 2024, and 2023.

	2025	2024	2023
Balance at beginning of period	$5.9	$6.1	$5.3
Bad debt expenses	0.9	1.2	2.3
Use of reserve	(1.2)	(1.2)	(1.4)
Currency translation	0.2	(0.2)	(0.1)
Balance at end of period	$5.8	$5.9	$6.1

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

Goodwill and Intangible Assets The Company accounts for goodwill and intangible assets under the guidance of ASC Topic 350-10, “Intangibles — Goodwill and Other” (“Topic 350”). Under Topic 350, goodwill is not amortized; instead, the Company performs an annual impairment test. The date for the annual impairment test is October 31 or more frequently if events or changes in circumstances indicate that the assets might be impaired. To perform its goodwill impairment test, the Company uses a combination of the income approach and market approach with a weighting of 70/30, respectively, to determine the fair value of the Middle East and Asia Pacific (“MEAP”) reporting unit. The Company uses only the income approach to determine the fair value of the Americas - Distribution reporting unit due to a lack of comparable peer companies to determine fair value under the market approach. Impairment is determined based on the amount in which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill at the reporting unit. In addition, goodwill of a reporting unit is tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value.

The Company’s indefinite-lived intangible assets are not amortized but are subject to an annual impairment test. To perform its indefinite-lived intangible assets impairment test, the Company uses a fair-value method based on a relief of royalty valuation approach to determine the fair value of its indefinite-lived intangible assets. Management’s judgments and assumptions about the amounts of those cash flows and the discount rates are inputs to the annual impairment test. Impairment is determined based on the amount in which the carrying value of the indefinite-lived intangible asset exceeds its fair value, not to exceed the carrying amount of the indefinite-lived intangible asset. Refer to Note 9, “Goodwill and Intangible Assets,” for further details on the Company's impairment assessments. The Company’s definite-lived intangible assets subject to amortization are subject to impairment testing whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If an indicator of impairment is identified, the Company would use the undiscounted cash flow model.

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

Property, plant, and equipment also includes cranes accounted for as operating leases which are included in rental cranes as described below. Equipment accounted for as operating leases includes rental cranes leased directly to the customer and cranes for which the Company has assisted in the financing arrangement, whereby the Company has made a buyback commitment in which the customer at the time of the order had a significant economic incentive to exercise. Equipment that is leased directly to the customer is accounted for as an operating lease with the related assets capitalized and depreciated over their estimated economic life. Equipment involved in a financing arrangement is depreciated over the life of the underlying arrangement to the buyback amount at the end of the lease period. The amount of rental cranes included in property, plant, and equipment - net amounted to $127.7 million and $142.1 million, net of accumulated depreciation, as of December 31, 2025 and 2024, respectively.

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

Product Liabilities The Company records product liability reserves for its self-insured portion of any outstanding product liability cases when losses are probable and reasonably estimable. The reserve is based upon two estimates. First, the Company tracks the population of all outstanding product liability cases to determine an appropriate case reserve for each based upon the Company’s best judgment with the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes to facts and circumstances surrounding the case. Second, the Company determines the amount of additional reserve required to cover incurred, but not reported, product liability obligations and to account for possible adverse development of the established case reserves utilizing actuarially developed estimates. Insurance recoveries related to a product liability case are recorded as an asset in the period it is determined that the gain has been realized or realizable. Refer to Note 18, “Commitments and Contingencies,” for further information.

Derivative Financial Instruments and Hedging Activities The Company has policies and procedures that place all financial instruments under the direction of corporate treasury and restrict all derivative transactions to those intended for hedging purposes. The use of financial instruments for trading purposes is strictly prohibited. The Company uses financial instruments to manage the market risk from changes in foreign exchange rates, commodities, and interest rates. The Company follows the guidance in accordance with ASC Topic 815 “Derivatives and Hedging” (“Topic 815”). The fair values of all outstanding derivatives are recorded in the Consolidated Balance Sheets. The change in a derivative’s fair value is recorded each period in current earnings or accumulated other comprehensive income (loss) (“AOCI”) depending on whether the derivative is designated and qualifies as a cash flow hedge.

The Company selectively hedges anticipated transactions that are subject to foreign exchange exposure, commodity price exposure, or variable interest rate exposure, primarily using foreign currency exchange contracts (“FX Forward Contracts”), commodity contracts and interest rate contracts, respectively. These instruments are designated as cash flow hedges in accordance with Topic 815 and are recorded in the Consolidated Balance Sheets at fair value. The effective portion of the contracts’ gains or losses due to changes in fair value are initially recorded as a component of AOCI and are subsequently reclassified into earnings when the hedged transactions, typically sales and costs related to sales and interest expense, occur and affect earnings. These contracts are highly effective in hedging the variability in future cash attributable to changes in currency exchange rates, commodity prices, or interest rates.

The amount reported as derivative instrument fair market value adjustment in the AOCI account within the Consolidated Statements of Comprehensive Income represents the net gain (loss) on foreign currency exchange contracts designated as cash flow hedges, net of income taxes.

Stock-Based Compensation The Company recognizes expense net of estimated future forfeitures for non-performance stock-based awards on a straight-line basis over the vesting period of the entire award. The Company recognizes expense net of estimated future forfeitures for stock-based awards with performance goals based on actual or estimated achievement of those goals on a straight-line basis over the vesting period of the entire award. Estimated future forfeiture rates are based on the Company's historical experience. Refer to Note 16, “Stock-Based Compensation,” for more information on stock-based compensation plans.

Research and Development Research and development costs are charged to expense as incurred and amounted to $55.8 million, $41.1 million and $35.3 million for the years ended December 31, 2025, 2024, and 2023, respectively. Research and development costs include salaries, materials, contractor fees, and other administrative costs. These costs are recorded within engineering, selling, and administrative expenses in the Consolidated Statement of Operations.

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

Net Income Per Share Net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each year or period. The calculation of diluted net income per share reflects the effect of all potential dilutive shares that were outstanding during the respective periods, unless the effect of doing so would be antidilutive. The Company uses the treasury stock method to calculate the effect of outstanding stock-based compensation awards.

Comprehensive Income Comprehensive income includes, in addition to net income, other items that are reported as direct adjustments to Manitowoc stockholders’ equity. These items are foreign currency translation adjustments, employee postretirement benefit adjustments, and the change in fair value of certain derivative instruments.

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

From time to time, the Company enters into agreements where the customer has the right to exercise a put option requiring the Company to buyback a crane at an agreed upon price. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise that right. If it is determined that the customer has a significant economic incentive to exercise that right, the agreement is accounted for as a lease in accordance with ASC Topic 842 “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the asset is transferred to the customer. Refer to Note 19, “Guarantees,” for additional information.

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

Crane Attachment Sales

Crane attachment sales are generated through the sale of new or used crane attachments such as luffing jibs, ecomats, and counterweights. Crane attachment sales are recognized when control of the product is transferred to the customer. Control transfers to the customer generally upon delivery to the carrier.

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

Recent Accounting Changes and Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The amendments in this ASU enhance the transparency and decision usefulness of income tax disclosures. The standard is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted this ASU as of December 31, 2025, refer to Note 13, “Income Taxes” for the additional disclosures required by the adoption of this ASU.

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

3. Acquisition of Assets

Effective February 4, 2025, the Company acquired certain assets and distribution rights in Georgia, North Carolina, and South Carolina from Ring Power Corporation for total cash consideration of $12.9 million. The acquisition did not meet the definition of a business under ASC 805, "Business Combinations," and has therefore been accounted for as an asset acquisition.

The purchase price was allocated to the underlying assets acquired based upon their estimated fair value at the date of the acquisition as follows:

Inventory	$7.2
Intangible assets	2.0
Property, plant, and equipment	3.7
Total Consideration	$12.9

4. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the performance obligation. These amounts are recorded as customer advances in the Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the years ended December 31, 2025 and 2024.

	2025	2024
Balance at beginning of period	$18.0	$19.2
Cash received in advance of satisfying performance obligations	144.9	113.0
Revenue recognized	(146.0)	(113.3)
Currency translation	1.4	(0.9)
Balance at end of period	$18.3	$18.0

The long-term portion of customer advances is recorded in other non-current liabilities in the Consolidated Balance Sheets.

The Company recognizes a contract asset for certain remanufacturing, repair, and field service work when the service is completed but unbilled as of the end of the period. Contract assets are recorded in other current assets in the Consolidated Balance Sheets. Contract assets were $11.7 million and $8.8 million as of December 31, 2025 and 2024.

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

Level 2 Unadjusted quoted prices in active markets for similar assets or liabilities, or

Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or

Inputs other than quoted prices that are observable for the asset or liability

Level 3 Unobservable inputs for the asset or liability

The following tables set forth the Company’s financial assets and liabilities related to foreign currency exchange contracts ("FX Forward Contracts") and The Manitowoc Company, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") that were accounted for at fair value as of December 31, 2025 and 2024.

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total	Recognized Location
Assets:
FX Forward Contracts	$—	$0.6	$—	$0.6	Other current assets
Deferred Compensation Plan - Program B	9.5	—	—	9.5	Other non-current assets
Total assets at fair value	$9.5	$0.6	$—	$10.1

Current Liabilities:
FX Forward Contracts	$—	$0.5	$—	$0.5	Accounts payable and accrued expenses

	Fair Value as of December 31, 2024
	Level 1	Level 2	Level 3	Total	Recognized Location
Assets:
FX Forward Contracts	$—	$0.1	$—	$0.1	Other current assets
Deferred Compensation Plan - Program B	8.8	—	—	8.8	Other non-current assets
Total assets at fair value	$8.8	$0.1	$—	$8.9

Current Liabilities:
FX Forward Contracts	$—	$3.4	$—	$3.4	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on October 1, 2031, with an annual coupon rate of 9.25% (the “2031 Notes”), was approximately $323.8 million as of December 31, 2025. Refer to Note 11, “Debt,” for a description of the 2031 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2031 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of December 31, 2025 due to the short-term nature of these instruments.

FX Forward Contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2. Refer to Note 6, “Derivative Financial Instruments,” for additional information.

The Deferred Compensation Plan utilizes a rabbi trust to hold assets intended to satisfy the Company's corresponding future benefit obligations. The plan assets and corresponding obligations for Program B under the Deferred Compensation Plan are classified within Level 1. Refer to Note 20, "Employee Benefit Plans," for additional information on the Deferred Compensation Plan.

6. Derivative Financial Instruments

The Company’s risk management objective is to ensure that business exposures to risks are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures. Operating decisions consider these associated risks and, whenever possible, transactions are structured to avoid or mitigate these risks.

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in AOCI. These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. During the year-ended December 31, 2025, $1.6 million of forecasted transactions were no longer probable of occurring, resulting in a net gain of $0.1 million being recorded to other expense - net in the Consolidated Statement of Operations. No amounts were recorded related to forecasted transactions no longer being probable during the years ended December 31, 2024 or 2023.

The Company had FX Forward Contracts with an aggregate notional amount of $108.7 million and $129.7 million outstanding as of December 31, 2025 and 2024, respectively. The aggregate notional amount outstanding as of December 31, 2025 is scheduled to mature within 13 months. The FX Forward Contracts purchased are denominated in various foreign currencies. As of December 31, 2025 and 2024, the net fair value of these contracts was a net short-term asset of $0.1 million and a net short-term liability of $3.3 million, respectively. Net unrealized gains (losses), net of income tax, recorded in AOCI were $0.7 million as of December 31, 2025 and $(1.7) million as of December 31, 2024.

The gains (losses) recorded in the Consolidated Statement of Operations for FX Forward Contracts for the years ended December 31, 2025, 2024, and 2023 are summarized as follows:

	Recognized Location	2025	2024	2023
Designated	Cost of sales	$3.8	$(1.7)	$2.3
Non-Designated	Other expense - net	$(3.5)	$2.4	$(3.3)

7. Inventories

The components of inventories as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
Raw materials	$189.2	$121.4
Work-in-process	136.7	114.8
Finished goods	358.0	373.2
Inventories - net	$683.9	$609.4

8. Property, Plant, and Equipment

The components of property, plant, and equipment as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
Land	$15.5	$14.3
Building and improvements	219.7	203.3
Machinery, equipment, and tooling	357.4	318.3
Furniture and fixtures	14.5	13.3
Computer hardware and software	131.7	129.6
Rental cranes	175.8	185.7
Construction in progress	7.3	6.9
Total cost	921.9	871.4
Less accumulated depreciation	(578.9)	(525.2)
Property, plant, and equipment — net	$343.0	$346.2

Property, plant, and equipment is depreciated over the estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Additions to property, plant, and equipment included in accounts payable and accrued expenses in the Consolidated Balance Sheets as of December 31, 2025 and 2024 were $1.8 million and $5.3 million, respectively.

9. Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024 are summarized as follows:

	Americas	MEAP	Consolidated
Balance as of January 1, 2024	$14.4	$65.2	$79.6
Foreign currency impact	—	(1.8)	$(1.8)
Balance as of December 31, 2024	$14.4	$63.4	$77.8
Foreign currency impact	—	1.8	1.8
Balance as of December 31, 2025	$14.4	$65.2	$79.6

The gross carrying amount, accumulated impairment, and net book value of the Company's goodwill balances by reportable segment are summarized as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas	$180.9	$(166.5)	$14.4	$180.9	$(166.5)	$14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	65.2	—	65.2	63.4	—	63.4
Total	$328.3	$(248.7)	$79.6	$326.5	$(248.7)	$77.8

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. As of October 31, 2025, the Company performed its annual goodwill impairment test. The fair values of the Americas - Distribution and MEAP reporting units were in excess of their carrying values by 28% and 109%, respectively, as of the date of the annual impairment test and, therefore, were not impaired as of December 31, 2025.

The gross carrying amount, accumulated amortization and net book value of the Company’s intangible assets other than goodwill as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$28.0	$(14.6)	$13.4	$26.3	$(13.0)	$13.3
Patents	30.3	(30.0)	0.3	28.1	(27.8)	0.3
Noncompetition agreements	4.2	(3.6)	0.6	4.2	(2.8)	1.4
Trademarks and tradenames	2.2	(1.9)	0.3	2.2	(1.5)	0.7
Total	$64.7	$(50.1)	$14.6	$60.8	$(45.1)	$15.7
Indefinite-lived intangible assets:
Trademarks and tradenames	$95.5	$—	$95.5	$89.2	$—	$89.2
Distribution network	15.0	—	15.0	13.6	—	13.6
Total	110.5	—	110.5	102.8	—	102.8
Total other intangible assets	$175.2	$(50.1)	$125.1	$163.6	$(45.1)	$118.5

Definite lived intangible assets are amortized over their estimated useful lives.

Amortization expense of intangible assets for the years ended December 31, 2025, 2024, and 2023 was $3.1 million, $2.9 million, and $3.2 million, respectively.

Excluding the impact of any future acquisitions, divestitures or impairments, the Company's anticipated future amortization of intangible assets as of December 31, 2025 is summarized as follows:

Year	Amortization
2026	$2.7
2027	1.7
2028	1.7
2029	1.7
2030	1.7
Thereafter	5.1
Total	$14.6

Long-lived assets, which are primarily made up of property, plant, and equipment and definite lived intangible assets, are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was not a triggering event during the year ended December 31, 2025, with the exception of one asset group located in Europe. Based on the results of the recoverability test, it was determined that the undiscounted cash flows were in excess of the carrying value of that asset group.

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company has two indefinite-lived intangible assets subject to an annual impairment test: the Potain trademark, tradename, and distribution network assets (“Potain Tradename”) and the Grove trademark, tradename, and distribution network assets (“Grove Tradename”). As of October 31, 2025, the Company performed its annual indefinite-lived intangible assets impairment test. The fair value of the Potain and Grove Tradenames were in excess of their carrying values by 83% and 69%, respectively, as of the date of the annual impairment test and, therefore, were not impaired as of December 31, 2025.

A considerable amount of management judgment and assumptions are required in performing the goodwill and indefinite-lived asset impairment tests as it relates to the forecast of future revenues and margins and the discount rate, as applicable. While the Company believes the judgments and assumptions are reasonable, different assumptions could change the estimated fair value and, therefore, additional impairments could be required. Weakening industry or economic trends, disruptions to the Company's business, unexpected significant changes or planned changes in the use of the assets or in entity structure are all factors which may adversely impact the assumptions used in the valuations.

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

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
Trade accounts payable	$242.3	$205.5
Employee-related expenses	51.1	43.2
Accrued vacation	27.0	23.3
Miscellaneous accrued expenses	81.2	117.4
Total accounts payable and accrued expenses	$401.6	$389.4

11. Debt

Outstanding debt as of December 31, 2025 and 2024 is summarized as follows:

	2025	2024
Borrowings under senior secured asset based revolving credit facility	$144.6	$79.0
Senior secured second lien notes due 2031	300.0	300.0
Other debt	20.6	16.4
Deferred financing costs	(4.4)	(5.2)
Total debt	460.8	390.2
Short-term borrowings and current portion of long-term debt	(13.7)	(13.1)
Long-term debt	$447.1	$377.1

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

As of December 31, 2025 and 2024, the Company had $144.6 million and $79.0 million, respectively, of borrowings outstanding under the ABL Revolving Credit Facility. The spreads for Term Benchmark, Applicable Overnight Rate, CBR and RFR spread and Alternative Base Rate borrowings were deemed to be in Category 2 for the period from January 1, 2025 to March 31, 2025, Category 1 for the period from April 1, 2025 to June 30, 2025, and Category 2 for the period from July 1, 2025 to December 31, 2025. Excess availability as of December 31, 2025 was $177.0 million, which represents revolver borrowing capacity of $325.0 million less $144.6 million in borrowings outstanding and U.S. letters of credit outstanding of $3.4 million.

During the year ended December 31, 2025, the highest daily borrowing under the ABL Revolving Credit Facility was $217.8 million and the average borrowing was $151.5 million, while the weighted-average annual interest rate was 4.83%. During the year ended December 31, 2024, the highest daily borrowing under the ABL Revolving Credit Facility was $173.0 million and the average borrowing was $120.5 million, while the weighted-average annual interest rate was 6.47%.

As of December 31, 2025, the Company had outstanding $20.6 million of other indebtedness that had a weighted-average interest rate of approximately 5.3%. This debt includes balances on local credit lines, overdraft facilities, and other financing arrangements. The overdraft facilities were composed of five Euro facilities totaling €37.0 million and one Chinese Yuan facility totaling ¥30.0 million. Total U.S. dollar availability as of December 31, 2025 for the six overdraft facilities was $47.7 million, with $4.3 million outstanding.

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

For the year ended December 31, 2024, the Company recorded a $1.1 million non-cash charge in other expense – net in the Consolidated Statement of Operations associated with the Company’s refinancing of the ABL Revolving Credit Facility and 2031 Notes. The charge is related to unamortized debt issuance costs on the prior $300.0 million senior secured second lien notes due April 1, 2026.

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

The aggregate scheduled future maturities of outstanding debt obligations as of December 31, 2025 is summarized as follows:

Year	Maturities
2026	$13.7
2027	1.5
2028	1.6
2029	146.0
2030	2.4
Thereafter	300.0
Total	$465.2

The table of scheduled maturities above does not agree to the Company’s total debt as of December 31, 2025 as shown on the Consolidated Balance Sheet due to $4.4 million of deferred financing costs associated with the 2031 Notes.

As of December 31, 2025, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

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

For the years ended December 31, 2025 and 2024, cash proceeds from the factoring of accounts receivable qualifying as sales were $269.1 million and $169.8 million, respectively.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the year ended December 31, 2025, 2024, and 2023 were immaterial.

13. Income Taxes

Income (loss) before income taxes for the years ended December 31, 2025, 2024, and 2023 is summarized as follows:

	2025	2024	2023
Income (loss) before income taxes:
United States	$(15.8)	$7.5	$(32.7)
Foreign	28.2	4.2	76.9
Total	$12.4	$11.7	$44.2

Provision (benefit) for income taxes for the years ended December 31, 2025, 2024, and 2023 is summarized as follows:

	2025	2024	2023
Current:
United States federal	$0.3	$0.2	$-
State	$0.5	$0.2	$0.3
Foreign	10.6	11.1	10.7
Total current	11.4	11.5	11.0
Deferred:
United States federal	(7.2)	(54.2)	—
State	(1.1)	(0.9)	—
Foreign	2.1	(0.5)	(6.0)
Total deferred	(6.2)	(55.6)	$(6.0)
Provision (benefit) for income taxes	$5.2	$(44.1)	$5.0

The items accounting for the difference between income taxes computed at the United States federal statutory rate and the Company's effective rate for the years ended December 31, 2025, 2024, and 2023 is summarized as follows:

	2025		2024		2023
	Total	Percent	Total	Percent	Total	Percent
Earnings from continuing operations, before income tax expense	$12.4		$11.7		$44.2
U.S. Federal Statutory Tax Rate	2.6	21.0%	2.5	21.0%	9.3	21.0%
United States
State and Local Income Taxes (a)	(0.5)	-4.0%	(0.7)	-6.0%	0.3	0.7%
Federal
Effect of Cross-Border Tax Laws
GILTI	1.6	12.9%	0.4	3.4%	10.1	22.9%
Other cross-border	(0.1)	-0.8%	(0.2)	-1.7%	(1.4)	-3.2%
Tax Credits
Research and development credit	(1.3)	-10.5%	(1.2)	-10.3%	(0.9)	-2.0%
Changes in Valuation Allowances	(5.9)	-47.6%	(60.5)	-516.5%	(9.7)	-22.0%
Nontaxable or Nondeductible Items
Non-deductible compensation	0.6	4.8%	1.3	11.1%	0.4	0.9%
Non-deductible expenses	0.2	1.6%	1.5	12.8%	7.7	17.5%
Share-based compensation	1.0	8.1%	0.6	5.1%	0.4	0.9%
Other Adjustments	0.1	0.8%	0.2	1.7%	—	0.0%
Brazil
Changes in Valuation Allowances	1.1	8.9%	1.1	9.4%	—	0.0%
Foreign permanent items	(1.0)	-8.1%	(0.9)	-7.7%	—	0.0%
Other	—	0.0%	(0.1)	-0.9%	—	0.0%
China
Foreign rate difference	(0.7)	-5.6%	(0.2)	-1.7%	0.8	1.8%
Other	0.1	0.8%	(0.2)	-1.7%	(0.1)	-0.2%
France
Foreign rate difference	(0.7)	-5.6%	(1.5)	-12.8%	—	0.0%
Foreign permanent items	1.4	11.3%	1.5	12.8%	0.7	1.6%
Foreign other taxes	0.4	3.2%	0.4	3.4%	0.6	1.4%
Other	(0.2)	-1.6%	—	0.0%	0.1	0.2%
Germany
Changes in Valuation Allowances	—	0.0%	—	0.0%	(19.0)	-43.1%
Foreign rate difference	0.6	4.8%	1.4	12.0%	2.0	4.5%
Foreign rate change	0.7	5.6%	—	0.0%	—	0.0%
Other	(0.1)	-0.8%	(0.1)	-0.9%	—	0.0%
Netherlands
Foreign rate difference	(0.5)	-4.0%	(0.5)	-4.3%	(0.4)	-0.9%
Foreign permanent items	3.0	24.2%	4.0	34.2%	2.2	5.0%
Other	(0.1)	-0.8%	—	0.0%	—	0.0%
Other Foreign Jurisdictions	1.8	14.4%	1.5	12.8%	4.7	10.6%
Changes in Unrecognized Tax Benefits	1.1	8.9%	5.6	47.9%	(2.8)	-6.3%
Income Tax Expense	$5.2	41.9%	$(44.1)	-376.9%	$5.0	11.3%

(a)
The following states make up the majority of the tax effect in this category: California, Illinois, Minnesota, Pennsylvania, and Texas

For the year ended December 31, 2025, the provision for income taxes was favorably impacted by a $5.4 million net reduction of the valuation allowance. This benefit was offset by domestic and foreign non-deductible expenses. For the year ended December 31, 2024, the benefit for income taxes was primarily driven by a $57.5 million net reduction of the valuation allowance. The benefit was partially offset by an increase of $5.6 million in the reserve for unrecognized tax benefits. For the year ended December 31, 2023, the provision for income taxes was favorably impacted by the release of a $19.0 million valuation allowance and a $3.2 million tax benefit for the favorable resolution of a previously reserved foreign income tax matter. These benefits were partially offset by the tax effect of $8.2 million related to non-deductible expenses.

For the years ended December 31, 2025, 2024, and 2023, the Company recorded a net income tax inclusion for global intangible low-taxed income (“GILTI”) in the amount of $7.7 million, $2.1 million, and $48.0 million, respectively. The GILTI inclusion for each respective year is reflective of the final regulations issued in 2020 relating to Internal Revenue Code Section 951A and the treatment of foreign income subject to a high tax rate.

As of each reporting date, the Company considers new evidence, both positive and negative, that could impact its assessment related to future realization of deferred tax assets. The income tax provision for the year ended December 31, 2025 includes a $6.7 million benefit from the reduction of a valuation allowance. The benefit for income taxes for the year ended December 31, 2024 includes a $57.5 million income tax benefit from the reduction of a valuation allowance. The provision for income taxes for the year ended December 31, 2023 includes a $19.0 million income tax benefit for the release of a valuation allowance. As of December 31, 2025, the Company has recorded valuation allowances on deferred tax assets for certain legal entities in Brazil, Chile, Russia, the U.K. and the United States as it is more likely than not that the assets will not be realized.

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are summarized as follows:

	2025	2024
Deferred income tax assets:
Inventories	$16.9	$15.8
Deferred employee benefits	23.5	25.6
Product warranty reserves	6.5	6.3
Product liability reserves	—	0.2
Tax credits	8.6	8.5
Loss and other tax attribute carryforwards	98.5	111.0
Deferred revenue	4.6	2.0
Capitalized research costs	15.2	13.5
Other	17.9	17.5
Total deferred income tax assets	191.7	200.4
Less valuation allowance	(70.7)	(73.4)
Net deferred income tax assets	$121.0	$127.0
Deferred income tax liabilities
Property, plant, and equipment	$15.3	$23.5
Intangible assets	29.3	27.2
Total deferred income tax liabilities	$44.6	$50.7
Net deferred income tax assets	$76.4	$76.3

The net deferred tax assets reflected in the Consolidated Balance Sheets for the years ended December 31, 2025 and 2024 are summarized as follows:

	2025	2024
Long-term income tax assets, included in other non-current assets	$78.7	$78.4
Long-term deferred income tax liability	(2.3)	(2.1)
Net deferred income tax asset	$76.4	$76.3

The Company believes that certain offshore cash can be accessed in a tax efficient manner and therefore, as of December 31, 2025, deferred taxes were not provided on approximately $216.4 million of unremitted earnings of foreign subsidiaries that may be remitted to the United States without material tax cost. The Company had approximately $470.5 million and $403.1 million of cumulative foreign earnings as of December 31, 2025 and December 31, 2024, respectively, which are asserted to be permanently reinvested. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

As of December 31, 2025 and 2024, the Company had approximately $39.7 million and $72.1 million of federal net operating loss carryforwards, which are available to reduce future federal tax liabilities. The full amount is not subject to any time restrictions for future use. However, utilization of the indefinite lived loss carryforwards is limited annually to 80% of adjusted taxable income.

As of December 31, 2025 and 2024, the Company had approximately $10.2 million and $40.7 million, respectively, of federal interest expense carryforward that is not subject to any time restrictions for future use. The utilization of the interest expense carryforward is limited annually to 30% of adjusted taxable income.

As of December 31, 2025 and 2024, the Company had approximately $687.4 million and $682.7 million, respectively, of state net operating loss carryforwards, which are available to reduce future state tax liabilities. As of December 31, 2025, these state net operating loss carryforwards expire at various times through 2045, respectively. As of December 31, 2025 and 2024, $666.7 million and $669.2 million, respectively, of the carryforward is offset by a partial valuation allowance.

As of December 31, 2025 and 2024, the Company had approximately $207.5 million and $208.5 million, respectively, of foreign loss carryforwards, which are available to reduce future foreign tax liabilities. Substantially all the foreign loss carryforwards have an indefinite carryforward period of which $63.8 million is offset by a valuation allowance as of December 31, 2025 and $55.5 million is offset by a valuation allowance as of December 31, 2024.

The total cash taxes reflected in the Consolidated Statement of Cash Flows for the years ended December 31, 2025 and 2024 are summarized as follows:

	2025	2024	2023
Federal	$0.2	$—	$—
State	0.2	0.3	0.3
Foreign	7.1	12.6	9.8
Total	$7.5	$12.9	$10.1

Income taxes paid (net of refunds) exceeded 5 percent of total income taxes paid (net of refunds) in the following jurisdictions:

	2025	2024	2023
France	(0.9)	1.2	2.5
Germany	1.8	*	*
Portugal	(1.2)	*	1.7
Italy	0.7	5.9	1.0
Australia	1.2	2.0	0.5
Singapore	1.4	*	1.8
China	1.0	*	*
India	1.6	1.0	0.9
Mexico	*	*	0.7
Brazil	0.6	*	*

* Jurisdiction below the threshold for the period presented

The Company or one of its subsidiaries files income tax returns in the United States and certain foreign jurisdictions. The following table provides the open tax years for which the Company could be subject to income tax examination by the tax authorities in its major jurisdictions:

Jurisdiction	Open Years
U.S. federal	2016 — 2025
China	2016 — 2025
France	2021 — 2025
Germany	2018 — 2025

The Company regularly assesses the likelihood of an adverse outcome resulting from examinations to determine the adequacy of its tax reserves. As of December 31, 2025, the Company believes that it is more likely than not that the tax positions taken will be sustained upon the resolution of audits resulting in no material impact on its consolidated financial position and the results of operations and cashflows. However, the final determination with respect to any tax audits, including any related litigation costs, settlements, penalties and/or interest assessments, could be materially different from the Company’s accruals and could have a material effect on its financial position, results of operations, and/or cash flows in the periods for which that determination is made.

During the years ended December 31, 2025, 2024, and 2023, the Company recorded an increase to the gross unrecognized tax benefits including interest and penalties of $2.2 million, $5.4 million, and $0.2 million, respectively, of which $0.4 million, $0.6 million, and $0.2 million, respectively, are a result of adjustments to interest and penalties. Interest and penalties are recognized as a component of income tax expense.

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest and penalties as of December 31, 2025, 2024, and 2023 is summarized as follows:

	2025	2024	2023
Balance at beginning of year	$13.9	$9.1	$9.1
Additions for tax positions of current year	0.3	2.2	0.1
Additions for tax positions of prior years	1.9	3.3	0.1
Reductions for tax positions of prior years	—	(0.2)	—
Reductions for lapse of statute of limitations	(0.4)	(0.5)	(0.2)
Balance at end of year	$15.7	$13.9	$9.1

As of December 31, 2025, 2024, and 2023, the Company recorded interest and penalties of $2.4 million, $2.0 million, and $1.4 million, respectively.

The amount of the unrecognized tax benefits that would affect the effective tax rate, if recognized, was approximately $13.7 million as of December 31, 2025.

It is reasonably possible that the unrecognized tax benefits could significantly change over the next 12 months. However, due to the highly uncertain nature of resolution and closure on audits, we are unable to estimate the range of impact at this time.

14. Net Income Per Common Share

The following is a reconciliation of the weighted average common shares outstanding used to compute basic and diluted net income per common share:

	2025	2024	2023
Basic weighted average common shares outstanding	35,417,235	35,221,758	35,093,963
Effect of dilutive securities - equity compensation awards	675,925	487,024	868,815
Diluted weighted average common shares outstanding	36,093,160	35,708,782	35,962,778

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 804,104; 1,037,975; and 431,392 common shares were excluded from the computation of diluted net income per share for the years ended December 31, 2025, 2024, and 2023, respectively.

No cash dividends were declared or paid as of December 31, 2025, 2024, and 2023.

15. Equity

Authorized capitalization consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of December 31, 2025, the Company has authorization from the Board of Directors to purchase up to $35.0 million of the Company's common stock at management's discretion. As of December 31, 2025, the Company has $29.3 million remaining under this authorization.

The components of accumulated other comprehensive loss as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
Foreign currency translation, net of income tax (expense) benefit of $(4.3) and $2.3	$(61.9)	$(98.2)
Derivative instrument fair market value, net of income tax benefit of $0.2 and $1.0	0.7	(1.7)
Employee pension and postretirement benefit adjustments, net of income tax benefit of $11.2 and $12.3	(4.1)	(7.7)
Total accumulated other comprehensive loss	$(65.3)	$(107.6)

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component as of December 31, 2025 and 2024 are summarized as follows:

	Gains (Losses) on Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2023	$1.3	$(10.3)	$(77.4)	$(86.4)
Other comprehensive income (loss) before reclassifications	(4.7)	2.4	(20.8)	(23.1)
Amounts reclassified from accumulated other comprehensive loss	1.7	0.2	—	1.9
Net other comprehensive income (loss)	(3.0)	2.6	(20.8)	(21.2)
Balance as of December 31, 2024	(1.7)	(7.7)	(98.2)	(107.6)
Other comprehensive income before reclassifications	5.4	3.6	36.3	45.3
Amounts reclassified from accumulated other comprehensive loss	(3.0)	—	—	(3.0)
Net other comprehensive income	2.4	3.6	36.3	42.3
Balance as of December 31, 2025	$0.7	$(4.1)	$(61.9)	$(65.3)

A reconciliation of the reclassifications out of accumulated other comprehensive loss, net of income taxes, for the years ended December 31, 2025, 2024, and 2023 are summarized as follows:

	Amount Reclassified from Accumulated Other Comprehensive Income
	2025	2024	2023		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$3.8	$(1.7)	$2.3		Cost of sales
Total before income taxes	3.8	(1.7)	2.3
Provision for income taxes	(0.8)	—	—
Total, net of income taxes	$3.0	$(1.7)	$2.3

Amortization of pension and postretirement items
Actuarial gains (losses)	$0.1	$(0.3)	$(2.6)	(a)	Other expense - net
Amortization of prior service cost	(0.1)	(0.1)	(0.1)	(a)	Other expense - net
Pension settlement charge	—	0.1	0.1	(a)	Other expense - net
Total before income taxes	—	(0.3)	(2.6)
Benefit for income taxes	—	0.1	—
Total, net of income taxes	$—	$(0.2)	$(2.6)
Foreign currency translation
Losses on foreign currency translation	$—	$—	$(9.3)
Total before income taxes	—	—	(9.3)
Provision for income taxes	—	—	—
Total, net of income taxes	$—	$—	$(9.3)

Total reclassifications for the period, net of income taxes	$3.0	$(1.9)	$(9.6)
(a)
These accumulated other comprehensive loss components are components of net periodic pension cost (refer to Note 20, “Employee Benefit Plans,” for further details).

16. Stock-Based Compensation

The Company's 2025 Omnibus Incentive Plan (the "2025 Omnibus Plan") was approved by shareholders on May 6, 2025 at the Company's 2025 annual meeting. The 2025 Omnibus Plan provides for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards may take the form of stock options, restricted stock units, and performance share awards. The total number of shares of the Company's common stock originally available for awards under the 2025 Omnibus Plan is 1.8 million shares and is subject to adjustments for stock splits, stock dividends, recycling provisions (described below), and certain other transactions or events in the future. The 2025 Omnibus Plan includes a recycling provision under which, after May 6, 2025, if any shares subject to awards granted under the 2013 Omnibus Plan (as defined below) would again have become available for new grants under the terms of the 2013 Omnibus Plan if the 2013 Omnibus Plan were still in effect, then those shares become available for the purpose of granting awards under the 2025 Omnibus Plan in the same number as the related awards depleted the reserve under the 2013 Omnibus Plan.

The Company’s 2013 Omnibus Incentive Plan (the “2013 Omnibus Plan”) was approved by shareholders on May 7, 2013. The 2013 Omnibus Plan provided for both short-term and long-term incentive awards for employees and non-employee directors. Stock-based awards previously granted under the 2013 Omnibus Plan may be in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and performance share or performance unit awards.

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

Liability-classified awards are measured at fair value at each reporting date until settlement. The fair value of these awards is determined using the closing stock price at the end of the reporting period, and is remeasured at each balance sheet date. Changes in fair value are recognized as compensation expense in engineering, selling, and administrative expenses in the Consolidated Statements of Operations over the requisite service period.

As of December 31, 2025, the Company had a liability of $1.6 million recorded in accounts payable and accrued expenses in the Consolidated Balance Sheets related to awards that are expected to be settled in cash.

The Company recognizes expense net of estimated future forfeitures for all stock-based compensation on a straight-line basis over the vesting period of the entire award. Estimated future forfeitures are based on the Company’s historical experience.

During the years ended December 31, 2025, 2024, and 2023, the Company recorded stock-based compensation expense, including cash-settled liability awards, of $9.7 million, $10.9 million, and $11.5 million, respectively, in engineering, selling, and administrative expense in the Consolidated Statement of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to the retirement, death, or disability provisions of the 2025 Omnibus Plan or the 2013 Omnibus Plan (as applicable).

Shares are issued out of treasury stock upon exercise for stock options and vesting of restricted stock units and performance share units.

Stock Options

Stock option grants to employees are exercisable in three annual increments over a three-year period beginning on the first anniversary of the grant date and expire 10 years subsequent to the grant date.

The Company did not grant employees stock options in 2025, 2024, or 2023. Stock-based compensation expense is calculated by estimating the fair value of non-qualified stock options at the time of grant and is amortized over the stock options’ vesting period. The Company recognized no expense before income taxes associated with stock options during the years ended December 31, 2025, 2024 and, 2023.

The activity for stock options is summarized as follows:

	Shares	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value
Options outstanding as of December 31, 2024	470,464	$21.37
Granted	—	—
Exercised	—	—
Forfeited	—	—
Cancelled	(27,521)	17.80
Options outstanding as of December 31, 2025	442,943	$21.59	$—

Options exercisable as of December 31, 2025	442,943	$21.59	$—

Restricted Stock Units

The Company granted 550,354; 461,632; and 520,132 restricted stock units inclusive of director awards in 2025, 2024, and 2023, respectively. A total of 130,207; 78,894; and 77,576 equity compensation awards were granted to directors in 2025, 2024, and 2023, respectively, which vested immediately upon the grant date, with the exception of the 2025 awards that vest one year from the grant date. The Company recognized $5.5 million, $6.4 million, and $6.3 million of compensation expense associated with restricted stock units during the years ended December 31, 2025, 2024, and 2023, respectively.

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

The activity for restricted stock units is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	839,794	$14.07
Granted	550,354	8.34
Vested	(344,951)	14.58
Forfeited	(81,677)	13.57
Unvested as of December 31, 2025	963,520	$10.66

During the year ended December 31, 2025, the Company modified certain 2023 and 2024 restricted stock units to settle them in cash in lieu of stock. The modification of these awards is shown as a forfeiture of the original award in the table above. The vesting schedule remains unchanged for these awards.

As of December 31, 2025, the Company had $4.1 million of unrecognized compensation expense before income tax and net of estimated forfeitures related to restricted stock units which will be recognized over a weighted average period of 1.6 years.

Performance Share Units

The Company granted 374,798; 365,174; and 316,022 performance share units in 2025, 2024, and 2023, respectively. The performance share units are earned based on service over the vesting period and only to the extent to which performance goals are met over the applicable three-year performance period. The performance goals vary for performance share units each grant year. The Company recognized $3.0 million, $4.5 million, and $5.2 million of compensation expense associated with performance share units during the years ended December 31, 2025, 2024, and 2023, respectively.

The performance goals for the performance share units granted in 2025 are weighted 60% on the 3-year average of the Company’s adjusted return on invested capital ("Adjusted ROIC") percentage from 2025 to 2027 and 40% on cumulative non-new machine sales from January 1, 2025 through December 31, 2027. The Company defines non-new machine sales as parts sales, used crane sales, rental revenue, service revenue and other revenue. The 2025 performance share units, other than those units that are to be settled in cash, include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

The performance goals for the performance share units granted in 2024 are weighted 60% on the 3-year average of the Company's Adjusted ROIC percentage from 2024 to 2026 and 40% on cumulative non-new machine sales from January 1, 2024 through December 31, 2026.The 2024 performance share units include a +/-20% modifier weighted on total shareholder return relative to a defined peer group of companies during the three-year performance period, not to exceed 200% of target shares granted.

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

The activity for performance share units is summarized as follows:

	Shares	Weighted Average Grant Date Fair Value Per Share
Unvested as of December 31, 2024	826,114	$15.95
Granted (1)	374,798	9.15
Adjustment for performance results achieved (2)	35,418	19.36
Vested	(192,840)	19.36
Forfeited	(91,778)	15.23
Unvested as of December 31, 2025	951,712	$12.77

(1)
Performance shares granted assuming achievement of performance goals at target.
(2)
Adjustment due to performance share units granted in 2022 and vested in 2025 where the number of shares achieved based on the three-year performance period ended December 31, 2024 were higher than target.

During the year ended December 31, 2025, the Company modified certain 2023 and 2024 performance share units to settle them in cash in lieu of stock. The modification of these awards is shown as a forfeiture of the original award in the table above. The performance conditions and vesting schedules remain unchanged for these awards.

As of December 31, 2025, the Company had $3.1 million of unrecognized compensation expense before income tax and net of estimated forfeitures related to performance share units expected to be recognized over a weighted average period of 1.9 years.

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

	2025	2024	2023
Correlation	23.2%	22.8%	28.2%
Risk-free interest rate	3.8%	4.5%	4.1%
Expected volatility	49.9%	51.2%	60.3%
Expected dividend yield	—%	—%	—%

17. Segments

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by the President and CEO, who is also the Company’s Chief Operating Decision Maker (“CODM”), for making decisions about the allocation of resources and assessing performance as the source of the Company’s reportable operating segments.

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

The following table shows information by reportable segment for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31, 2025				Year Ended December 31, 2024				Year Ended December 31, 2023
	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total
Revenues from external customers	$1,259.9	$667.2	$313.8	$2,240.9	$1,197.6	$616.0	$364.4	$2,178.0	$1,211.2	$669.6	$347.0	$2,227.8
Less: (a)
Cost of sales	1,023.7	569.9	242.6	1,836.2	962.1	541.1	299.8	1,803.0	973.6	557.8	271.2	1,802.6
Engineering, selling, and administration costs	135.2	138.4	25.7	299.3	127.8	119.0	24.4	271.2	123.0	118.8	23.2	265.0
Other segment items (b)	5.3	1.8	0.9	8.0	4.0	2.5	0.8	7.3	2.9	0.9	0.3	4.1
Segment operating income (loss)	95.7	(42.9)	44.6	97.4	103.7	(46.6)	39.4	96.5	111.7	(7.9)	52.3	156.1

Reconciliation of segment operating income (loss)
Interest expense				(37.7)				(38.3)				(33.9)
Amortization of deferred financing fees				(1.5)				(1.4)				(1.3)
Other expense - net				(2.2)				(0.4)				(13.0)
Unallocated amounts:
Other corporate expenses				(43.6)				(44.7)				(63.6)
Restructuring (income) expense				—				—				(0.1)
Income before income taxes				$12.4				$11.7				$44.2

Other Segment Disclosures
Depreciation and amortization (c)	34.9	22.2	2.8	59.9	33.4	23.6	2.8	59.8	32.1	22.1	2.4	56.6
Capital expenditures	17.3	17.0	2.5	36.8	17.7	25.1	2.9	45.7	46.5	28.5	2.4	77.4
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

Net sales by geographic area for the years ended December 31, 2025, 2024, and 2023 and property, plant, and equipment as of December 31, 2025 and 2024 are summarized as follows:

	Net Sales			Property, Plant, and Equipment
	2025	2024	2023	2025	2024
United States	$1,149.8	$1,060.7	$1,039.9	$158.8	$170.5
Europe	640.4	598.7	641.9	164.4	154.3
Other	450.7	518.6	546.0	19.8	21.4
Total net sales	$2,240.9	$2,178.0	$2,227.8	$343.0	$346.2

New machine and non-new machine sales for the years ended December 31, 2025, 2024, and 2023 are summarized as follows:

	2025	2024	2023
New machine sales	$1,550.4	$1,548.9	$1,615.1
Non-new machine sales	690.5	629.1	612.7
Total net sales	$2,240.9	$2,178.0	$2,227.8

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

As of December 31, 2025, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of December 31, 2025, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of December 31, 2025, current and long-term product liability reserves were $2.0 million and $6.8 million, respectively. As of December 31, 2024, current and long-term product liabilities reserves were $1.4 million and $5.0 million, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of December 31, 2025 and 2024, the Company had zero estimated insurance recoveries included in the other current assets in the Consolidated Balance Sheets.

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

On March 28, 2025, the federal district court for the Eastern District of Wisconsin entered a Consent Decree between the Company and the United States regarding alleged violations of the Transition Program for Equipment Manufacturers (“TPEM program”) relating to the sales of cranes manufactured between January 1, 2014 and July 31, 2017. Pursuant to the Consent Decree, the Company has paid a civil penalty of $42.6 million (plus interest of $0.6 million), and is implementing an emissions mitigation project upgrading a short-line locomotive engine in Maryland for $2.6 million. Completion of the terms in the Consent Decree will settle this matter and release the Company from civil claims under the Clean Air Act related to the Company’s participation in the TPEM program. As of December 31, 2025, the Company has accrued $0.2 million related to the emissions mitigation project within accounts payable and accrued expenses on the Consolidated Balance Sheets.

19. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with Topic 842. If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of December 31, 2025 and 2024 was $18.7 million and $14.9 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of December 31, 2025 and 2024 was $39.8 million and $29.9 million, respectively. These amounts are not reduced for amounts the Company would recover from repossession and subsequent resale of the units. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $24.0 million and $14.3 million as of December 31, 2025 and 2024, respectively. These amounts are not reduced for amounts the Company would recover from repossession and subsequent resale of the cranes securing the related guarantees.

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

As of December 31, 2025 and 2024, the Company had reserves of $45.0 million and $45.3 million, respectively, for warranty and other related claims included in product warranties and other non-current liabilities in the Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that may ultimately be resolved by negotiation, arbitration, or litigation.

Below is a table summarizing the warranty and other warranty related work for the years ended December 31, 2025, 2024, and 2023:

	2025	2024	2023
Balance at beginning of period	$45.3	$56.8	$58.0
Adjustments for warranties issued in current period	33.1	25.5	28.9
Adjustments to pre-existing warranties	3.5	—	—
Settlement made (in cash or in kind) during the period	(39.3)	(35.5)	(31.0)
Currency translation	2.4	(1.5)	0.9
Balance at end of period	$45.0	$45.3	$56.8

The long-term portion of the warranty liability is recorded in other non-current liabilities in the Consolidated Balance Sheets.

The Company sells extended warranty contracts, which it accounts for as a service type warranty under ASC Topic 606 – “Revenue from Contracts with Customers.” Revenue associated with extended warranty contracts is deferred and amortized on a straight-line basis over the duration of the extended warranty period. As of December 31, 2025 and 2024, there was $9.6 million and $8.6 million, respectively, of deferred revenue included in other current and non-current liabilities in the Consolidated Balance Sheets.

20. Employee Benefit Plans

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

The Company also has various other non-U.S. defined contribution plans that allow eligible employees to contribute a portion of their salary to the plans. In most cases, the Company provides a matching contribution to the funds contributed by the employees. Company contributions to the plans are generally based upon formulas contained in the plans. Total costs incurred under the non-U.S. defined contribution plans, and reported within the Consolidated Statement of Operations were $2.4 million, $2.0 million, and $1.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Total costs incurred under this plan, and reported within the Consolidated Statement of Operations, were $6.2 million, $9.3 million and $8.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

Program A is accounted for as a plan that does not permit diversification. As a result, the Company stock held by Program A is classified in equity in a manner similar to accounting for treasury stock. The deferred compensation obligation is classified as an equity instrument. Changes in the fair value of the Company’s stock and the compensation obligation are not recognized. The fair market value of the asset and corresponding obligation for Program A were $0.8 million and $0.7 million as of December 31, 2025 and 2024, respectively.

Program B is accounted for as a plan that permits diversification. As a result, the assets held by Program B are classified as an asset in the Consolidated Balance Sheets and changes in the fair value of the assets are recognized in earnings. The deferred compensation obligation is classified as a liability in the Consolidated Balance Sheets and adjusted to reflect changes in the fair value of the obligation. The assets, which are included in other non-current assets, and obligations, which are included in other non-current liabilities, were $9.5 million and $8.8 million as of December 31, 2025 and 2024, respectively.

Total costs incurred under this plan, and reported within the Consolidated Statement of Operations, for the years ended December 31, 2025, 2024, and 2023 were $0.1 million, $0.4 million and $0.2 million, respectively.

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

The components of periodic benefit costs for the years ended December 31, 2025, 2024, and 2023 are summarized as follows:

	U.S. Pension Plan			Non-U.S. Pension Plans			Postretirement Medical and Other
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost - benefits earned during the year	$—	$—	$—	$1.4	$1.3	$1.2	$—	$—	$0.1
Interest cost of projected benefit obligation	5.1	5.2	5.5	2.9	2.7	3.0	0.3	0.3	0.4
Expected return on assets	(4.3)	(3.9)	(3.9)	(1.8)	(1.7)	(1.6)	—	—	—
Amortization of prior service cost	—	—	—	0.1	0.1	0.1	—	—	—
Amortization of actuarial net loss (gain)	1.2	1.8	2.2	0.3	0.1	1.6	(1.6)	(1.6)	(1.2)
Pension settlement gain	—	—	—	—	(0.1)	(0.1)	—	—	—
Net periodic benefit cost	$2.0	$3.1	$3.8	$2.9	$2.4	$4.2	$(1.3)	$(1.3)	$(0.7)
Weighted average assumptions:
Effective discount rate for benefit obligations	5.6%	5.1%	5.4%	3.7%	3.7%	4.7%	5.3%	5.0%	5.4%
Expected return on plan assets	5.4%	4.9%	5.0%	6.0%	4.4%	5.4%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	2.9%	2.9%	3.7%	N/A	N/A	N/A

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

The following is a reconciliation of the changes in benefit obligation, plan assets, and funded status as of December 31, 2025 and 2024:

	U.S. Pension Plan		Non-U.S. Pension Plans		Postretirement Medical and Other
	2025	2024	2025	2024	2025	2024
Change in Benefit Obligation
Benefit obligation, beginning of year	$99.2	$106.4	$57.5	$61.9	$5.5	$6.6
Service cost	—	—	1.4	1.3	—	—
Interest cost	5.1	5.2	2.9	2.7	0.3	0.3
Participant contributions	—	—	—	—	—	—
Actuarial (gain) loss	1.7	(4.4)	(2.8)	(1.9)	(1.2)	(0.7)
Currency translation adjustment	—	—	6.3	(2.6)	—	—
Pension settlement	—	—	(0.2)	(0.6)	—	—
Benefits paid	(8.1)	(8.0)	(4.7)	(3.3)	(0.8)	(0.7)
Benefit obligation, end of year	$97.9	$99.2	$60.4	$57.5	$3.8	$5.5
Change in Plan Assets
Fair value of plan assets, beginning of year	$82.4	$82.2	$29.2	$31.3	$—	$—
Actual return on plan assets	8.1	3.3	1.4	(1.2)	—	—
Employer contributions	3.1	4.9	2.4	3.5	0.8	0.7
Currency translation adjustment	—	—	2.2	(0.5)	—	—
Pension settlement	—	—	(0.2)	(0.6)	—	—
Benefits paid	(8.1)	(8.0)	(4.6)	(3.3)	(0.8)	(0.7)
Fair value of plan assets, end of year	85.5	82.4	30.4	29.2	—	—
Funded status	$(12.4)	$(16.8)	$(30.0)	$(28.3)	$(3.8)	$(5.5)
Amounts recognized in the Consolidated Balance Sheets as of December 31
Pension asset	$—	$—	$4.9	$3.8	$—	$—
Short-term pension obligation	(0.4)	(0.5)	(1.4)	(1.3)	—	—
Long-term pension obligation	(12.0)	(16.3)	(33.5)	(30.8)	—	—
Short-term postretirement medical and other benefit obligations	—	—	—	—	(0.6)	(0.8)
Long-term postretirement medical and other benefit obligations	—	—	—	—	(3.2)	(4.7)
Net amount recognized	$(12.4)	$(16.8)	$(30.0)	$(28.3)	$(3.8)	$(5.5)
Weighted-Average Assumptions
Discount rate	5.4%	5.6%	4.8%	4.4%	4.8%	5.3%
Rate of compensation increase	N/A	N/A	3.5%	3.8%	N/A	N/A

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

Amounts recognized in accumulated other comprehensive loss as of December 31, 2025 and 2024, are summarized as follows:

	Pensions		Postretirement Medical and Other
	2025	2024	2025	2024
Net actuarial gain (loss)	$(22.1)	$(27.2)	$7.0	$7.3
Prior service cost	(0.2)	(0.2)	—	—
Total amount recognized	$(22.3)	$(27.4)	$7.0	$7.3

For measurement purposes, a 7.30% annual rate of increase in the per capita cost of covered health care benefits was assumed for the postretirement medical and other plan for 2025. The rate was assumed to decrease gradually to 4.00% in 2048 and remain at that level thereafter.

The weighted-average asset allocation of the U.S. Pension Plan as of December 31, 2025 and 2024, by asset category are summarized as follows:

	2025	2024
Equity	48.2%	50.3%
Fixed income	49.5%	43.6%
Other	2.3%	6.1%
Total	100.0%	100.0%

The weighted-average asset allocation of the Non-U.S. Pension Plans as of December 31, 2025 and 2024, by asset category are summarized as follows:

	2025	2024
Equity	—%	—%
Fixed income	71.5%	52.0%
Other(1)	28.5%	48.0%
Total	100.0%	100.0%
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

The actual and target allocations for the pension assets as of December 31, 2025, by asset class, are summarized as follows:

	Target Allocations		Weighted Average Asset Allocations
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Equity Securities	46.2%	—%	48.2%	—%
Debt Securities	45.0%	90.0%	49.5%	71.5%
Other	8.8%	10.0%	2.3%	28.5%

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

Fair Value Measurements The following tables present the Company’s plan assets using the fair value hierarchy as of December 31, 2025 and 2024. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Refer to Note 5, “Fair Value of Financial Instruments,” for definitions of each fair value level. The plan assets may consist of a combination of investments and are allocated based on the predominant asset class.

	December 31, 2025
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")*	Total
Equity:
U.S. equity	$—	$—	$—	$19.2	$19.2
International equity	—	—	—	22.0	22.0
Fixed income:
Corporate bonds and notes	—	—	—	14.0	14.0
Government and agency bonds	—	—	—	35.4	35.4
Commingled funds	—	—	—	9.8	9.8
International fixed income	—	—	—	4.9	4.9
Other:
Cash and cash equivalents	1.2	—	—	—	1.2
Annuity contracts	—	—	5.7	—	5.7
Other	—	—	—	3.7	3.7
Total	$1.2	$—	$5.7	$109.0	$115.9

*Certain assets that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

	December 31, 2024
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Net Asset Value ("NAV")*	Total
Equity:
U.S. equity	$—	$—	$—	$20.8	$20.8
International equity	—	—	—	20.3	20.3
Fixed income:
Corporate bonds and notes	—	—	—	14.8	14.8
Government and agency bonds	—	—	—	28.1	28.1
Commingled funds	—	—	—	12.9	12.9
International fixed income	—	—	—	4.4	4.4
Other:
Cash and cash equivalents	0.8	—	—	—	0.8
Annuity contracts	—	—	6.0	—	6.0
Other	0.7	—	—	2.8	3.5
Total	$1.5	$-	$6.0	$104.1	$111.6

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

A reconciliation of the fair value measurements of plan assets using significant unobservable inputs (Level 3) from the beginning of the year to the end of the year is as follows:

	Annuity Contracts Year Ended December 31,
	2025	2024
Beginning Balance	$6.0	$7.4
Additions	—	—
Actual return on assets	0.3	0.1
Benefit payments	(1.0)	(1.4)
Foreign currency impact	0.4	(0.1)
Ending Balance	$5.7	$6.0

The expected 2026 minimum contributions for the U.S. Pension Plan are $3.1 million and there are no planned discretionary or non-cash contributions. The expected 2026 minimum contributions for the Non-U.S. Pension Plans are $1.7 million and there are no planned discretionary or non-cash contributions. Expected Company paid claims for the postretirement medical and other plans are $0.6 million for 2026. Projected future benefit payments from the plans as of December 31, 2025 are estimated as follows:

	U.S. Pension Plan	Non-U.S. Pension Plans	Postretirement Medical and Other
2026	$8.5	$3.5	$0.6
2027	8.5	3.6	0.6
2028	8.4	4.0	0.5
2029	8.4	4.0	0.4
2030	8.4	4.2	0.4
Thereafter	39.0	22.3	1.4
Total	$81.2	$41.6	$3.9

The fair value of plan assets for which the accumulated benefit obligation is in excess of the plan assets as of December 31, 2025 and 2024 is summarized as follows:

	U.S. Pension Plan		Non U.S. Pension Plans
	2025	2024	2025	2024
Projected benefit obligation	$97.9	$99.2	$34.9	$32.1
Accumulated benefit obligation	97.9	99.2	31.7	29.2
Fair value of plan assets	85.5	82.4	—	—

The measurement date for all plans is December 31, 2025.

21. Leases

The Company has operating leases for offices, warehouses, land for storage of cranes, vehicles, information technology equipment, and manufacturing equipment. The remaining lease terms are up to 18 years, some of which include multiple renewal options which would extend the lease term for up to an additional 10 years, and some of which include options to terminate the lease within one year. Certain leases include one or more options to renew; the exercise of lease renewal options is at the Company’s discretion. The Company includes renewal option periods in the lease term when it is determined that the options are reasonably certain to be exercised. The Company’s financing leases have an immaterial impact on the consolidated financial statements.

The components of lease expense for the years ended December 31, 2025, 2024, and 2023 are summarized as follows:

	2025	2024	2023
Operating lease cost	$18.8	$16.9	$15.5
Variable lease cost*	1.8	1.5	1.2
Total lease cost	$20.6	$18.4	$16.7
*Includes short-term leases, which are immaterial.

Supplemental Consolidated Balance Sheet information related to leases as of December 31, 2025 and 2024 are summarized as follows:

	2025	2024
Operating lease right-of-use assets	$68.0	$59.3

Other liabilities	$15.3	$12.9
Operating lease liabilities	53.6	47.0
Total operating lease liabilities	$68.9	$59.9

Cash paid for operating leases included in operating cash flows was $33.8 million, $30.6 million, and $29.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Operating lease right-of-use assets obtained in exchange for lease obligations were $17.2 million for the year ended December 31, 2025 and $14.9 million for the year ended December 31, 2024.

As of December 31, 2025, the Company’s operating leases have a weighted-average remaining lease term of 6.1 years and a weighted average discount rate of 6.0%. As of December 31, 2024, the Company's leases had a weighted-average remaining lease term of 6.3 years and a weighted average discount rate of 6.1%. Topic 842 requires a lessee to discount its unpaid lease obligations using the interest rate implicit in the lease, or if not readily determinable, the incremental borrowing rate at the time of lease commencement. Generally, the Company uses its incremental borrowing rate as the implicit rate cannot be determined. The Company’s incremental borrowing rate for a lease is the rate of interest the Company would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms in a similar region.

Maturities of operating lease liabilities as of December 31, 2025 are summarized as follows:

Year	Lease Payments
2026	$18.2
2027	16.7
2028	13.2
2029	10.4
2030	5.8
Thereafter	17.9
Total lease payments	82.2
Less: imputed interest	(13.3)
Present value of lease liabilities	$68.9

As of December 31, 2025, we have no additional operating leases for facilities that have not yet commenced.

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

Refer to Note 8, “Property, Plant, and Equipment,” for the balance of rental cranes included in property, plant, and equipment in the Consolidated Balance Sheets.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the fourth quarter ended December 31, 2025 covered by this report, the Company made no changes to internal control over financial reporting that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of The Manitowoc Company, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of The Manitowoc Company, Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 18, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin

February 18, 2026

Item 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference from the sections in the Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) captioned “Corporate Governance – Governance of the Company,” "Corporate Governance - Insider Trading Policy," “Corporate Governance – Audit Committee,” “Election of Directors,” and “Miscellaneous – Delinquent Section16(a) Reports.” See also “Information About Our Executive Officers” in Part I hereof, which is incorporated herein by reference.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the sections of the 2026 Proxy Statement captioned “Non-Employee Director Compensation,” “Compensation Discussion and Analysis,” “Corporate Governance – Transactions with Related Persons,” “Executive Compensation Tables,” “Potential Payments upon Termination or Change of Control, ” “CEO Pay Ratio,” and “Pay versus Performance.”

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference from the sections of the 2026 Proxy Statement captioned “Approval of The Manitowoc Company, Inc. 2025 Omnibus Incentive Plan as Amended and Restated—Equity Compensation Plans” and “Ownership of Securities.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference from the sections of the 2026 Proxy Statement captioned “Corporate Governance – Governance of the Company,” “Corporate Governance – Corporate Governance and Sustainability Committee,” “Corporate Governance – Audit Committee,” “Corporate Governance – Compensation Committee,” and “Corporate Governance – Transactions with Related Persons.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from the section of the 2026 Proxy Statement captioned “Audit Committee Report.”

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

10.10**	The Manitowoc Company, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A, filed on March 21, 2025).

10.11(a)**	Current Form of Performance Share Award Agreement under The Manitowoc Company, Inc. 2025 Omnibus Incentive Plan	X (1)

10.11(b)**	Current Form of Restricted Stock Unit Award Agreement under The Manitowoc Company, Inc. 2025 Omnibus Incentive Plan	X (1)

19	The Manitowoc Company, Inc. Insider Trading Policy

21	Subsidiaries of The Manitowoc Company, Inc.	X(1)

23.1	Consent of Deloitte & Touche LLP, the Company's Independent Registered Public Accounting Firm	X(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X(2)

97	The Manitowoc Company, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X(1)

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X(1)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X(1)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X(1)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X(1)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X(1)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X(1)

(1) Filed Herewith

(2) Furnished Herewith

** Management contracts and executive compensation plans and arrangements.

(c) Financial Statement Schedule

THE MANITOWOC COMPANY, INC

AND SUBSIDIARIES

Schedule II: Valuation and Qualifying Accounts

For the Years Ended December 31, 2025, 2024, and 2023

(dollars in millions)

	Balance at Beginning of Year	Charge to Costs and Expenses	Utilization of Reserve	Other, Primarily Impact of Foreign Exchange Rates	Balance at end of Year
Year End December 31, 2023
Allowance for credit losses	$5.3	$2.3	$(1.4)	$(0.1)	$6.1
Deferred tax valuation allowance	$174.1	$1.7	$(30.2)	$(14.8)	$130.8
Year End December 31, 2024
Allowance for credit losses	$6.1	$1.2	$(1.2)	$(0.2)	$5.9
Deferred tax valuation allowance	$130.8	$1.2	$(57.2)	$(1.4)	$73.4
Year End December 31, 2025
Allowance for credit losses	$5.9	$0.9	$(1.2)	$0.2	$5.8
Deferred tax valuation allowance	$73.4	$1.3	$(6.7)	$2.7	$70.7

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: February 18, 2026

The Manitowoc Company, Inc.
(Registrant)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft, President and Chief Executive Officer (Principal Executive Officer and Director)	February 18, 2026

/s/ Brian P. Regan
Brian P. Regan, Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2026

/s/ Ryan M. Palmer
Ryan M. Palmer, Vice President, Corporate Controller and Principal Accounting Officer (Principal Accounting Officer)	February 18, 2026

/s/ Anne E. Bélec
Anne E. Bélec, Director	February 18, 2026

/s/ Anne M. Cooney
Anne M. Cooney, Director	February 18, 2026

/s/ Amy R. Davis
Amy R. Davis, Director	February 18, 2026

/s/ Ryan M. Gwillim
Ryan M. Gwillim, Director	February 18, 2026

/s/ Kenneth W. Krueger
Kenneth W. Krueger, Chairman of the Board	February 18, 2026

/s/ Robert W. Malone
Robert W. Malone, Director	February 18, 2026

/s/ C. David Myers
C. David Myers, Director	February 18, 2026
/s/ Mark B. Rourke
Mark B. Rourke, Director	February 18, 2026

/s/ Randy A. Wood
Randy A. Wood, Director	February 18, 2026