Form 10-Q
period 2026-03-31
MANITOWOC CO INC
filed 2026-05-06
CIK 61986

os

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, the registrant had 35,909,584 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2026 and 2025

(Unaudited)

(In millions, except per share and share amounts)

	Three Months Ended March 31,
	2026	2025
Net sales	$494.6	$470.9
Cost of sales	399.3	381.1
Gross profit	95.3	89.8
Operating costs and expenses:
Engineering, selling and administrative expenses	90.6	82.9
Amortization of intangible assets	0.8	0.8
Restructuring expense	0.8	0.8
Total operating costs and expenses	92.2	84.5
Operating income	3.1	5.3
Other expense:
Interest expense	(8.9)	(8.7)
Amortization of deferred financing fees	(0.4)	(0.4)
Other expense - net	(3.1)	(5.0)
Total other expense	(12.4)	(14.1)
Loss before income taxes	(9.3)	(8.8)
Benefit for income taxes	(3.3)	(2.5)
Net loss	$(6.0)	$(6.3)

Per Share Data and Share Amounts:
Basic net loss per common share	$(0.17)	$(0.18)

Diluted net loss per common share	$(0.17)	$(0.18)

Weighted average shares outstanding - basic and diluted	35,665,590	35,273,783

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2026 and 2025

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2026	2025
Net loss	$(6.0)	$(6.3)
Other comprehensive income (loss), net of income tax
Unrealized gain (loss) on derivatives, net of income tax (provision) benefit of $0.3 and $(0.8), respectively	(0.8)	2.5
Employee pension and postretirement benefit income (expense), net of income tax provision of $0.0 and $0.0, respectively	—	(0.4)
Foreign currency translation adjustments, net of income tax (provision) benefit of $0.4 and $(2.7), respectively	(1.3)	15.8
Total other comprehensive income (loss), net of income tax	(2.1)	17.9
Comprehensive income (loss)	$(8.1)	$11.6

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2026 and December 31, 2025

(Unaudited)

(In millions, except par value and share amounts)

	March 31, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$78.4	$77.3
Accounts receivable, less allowances of $5.9 and $5.8, respectively	264.8	281.3
Inventories - net	744.1	683.9
Other current assets	45.4	54.1
Total current assets	1,132.7	1,096.6
Property, plant and equipment — net	334.9	343.0
Operating lease right-of-use assets	66.2	68.0
Goodwill	80.3	79.6
Intangible assets — net	123.1	125.1
Other non-current assets	105.7	105.9
Total assets	$1,842.9	$1,818.2
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$450.4	$401.6
Customer advances	22.0	18.3
Short-term borrowings and current portion of long-term debt	10.8	13.7
Product warranties	35.4	36.2
Other liabilities	21.1	21.8
Total current liabilities	539.7	491.6
Non-Current Liabilities:
Long-term debt	436.6	447.1
Operating lease liabilities	51.9	53.6
Deferred income taxes	3.1	2.3
Pension obligations	44.2	45.3
Postretirement health and other benefit obligations	3.0	3.1
Long-term deferred revenue	19.1	18.8
Other non-current liabilities	59.4	61.2
Total non-current liabilities	617.3	631.4
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 35,909,584 and 35,473,418 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	610.3	616.7
Accumulated other comprehensive loss	(67.4)	(65.3)
Retained earnings	200.5	206.5
Treasury stock, at cost (4,884,399 and 5,320,565 shares, respectively)	(57.9)	(63.1)
Total stockholders' equity	685.9	695.2
Total liabilities and stockholders' equity	$1,842.9	$1,818.2

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2026 and 2025

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(6.0)	$(6.3)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation expense	14.1	14.8
Amortization of intangible assets	0.8	0.8
Stock-based compensation expense	2.8	2.6
Amortization of deferred financing fees	0.4	0.4
(Gain) loss on sale of property, plant and equipment	(0.2)	0.1
Changes in operating assets and liabilities
Accounts receivable	15.8	(3.6)
Inventories	(67.6)	(66.0)
Other assets	13.7	1.2
Accounts payable	48.9	61.4
Accrued expenses and other liabilities	4.7	7.5
Net cash provided by operating activities	27.4	12.9
Cash Flows from Investing Activities:
Capital expenditures	(8.2)	(10.8)
Proceeds from sale of property, plant, and equipment	0.3	0.1
Purchase of assets	—	(12.9)
Net cash used for investing activities	(7.9)	(23.6)
Cash Flows from Financing Activities:
Payments on revolving credit facility	(9.0)	(15.0)
Proceeds from revolving credit facility	—	17.9
Proceeds from other debt	—	3.3
Payments on other debt	(3.3)	—
Other financing activities	(5.2)	(3.0)
Net cash (used for) provided by financing activities	(17.5)	3.2
Effect of exchange rate changes on cash and cash equivalents	(0.9)	0.9
Net increase (decrease) in cash and cash equivalents	1.1	(6.6)
Cash and cash equivalents at beginning of period	77.3	48.0
Cash and cash equivalents at end of period	$78.4	$41.4
Supplemental Cash Flow Information
Interest paid	$2.1	$1.5
Income taxes paid	1.9	2.4
Operating right-of-use assets obtained	2.3	11.0
Finance right-of-use assets obtained	1.4	0.6

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three months ended March 31, 2026 and 2025

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2026	2025
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4
Balance at end of period	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$616.7	$615.1
Stock compensation plans	(6.4)	(3.8)
Balance at end of period	$610.3	$611.3
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(65.3)	$(107.6)
Other comprehensive income (loss)	(2.1)	17.9
Balance at end of period	$(67.4)	$(89.7)
Retained Earnings
Balance at beginning of period	$206.5	$199.3
Net loss	(6.0)	(6.3)
Balance at end of period	$200.5	$193.0
Treasury Stock
Balance at beginning of period	$(63.1)	$(67.1)
Stock compensation plans	5.2	3.7
Balance at end of period	$(57.9)	$(63.4)
Total stockholders' equity	$685.9	$651.6

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

1. Company and Basis of Presentation

The Manitowoc Company, Inc. ("Manitowoc" or the "Company") was founded in 1902, and is headquartered in Milwaukee, Wisconsin, United States. Manitowoc, through its wholly-owned subsidiaries, provides high quality, customer-focused lifting products and services world-wide through its Grove, Manitowoc, National Crane, Potain, Shuttlelift, and Upfits by Aspen Equipment brands and its support-focused subsidiary MGX Equipment Services. For more information, visit www.manitowoc.com. The information on our website is not part of this or any other report we file with or furnish to the SEC and is not incorporated herein by reference.

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations for the three months ended March 31, 2026 and 2025, the cash flows for the same three month periods, and the financial positions as of March 31, 2026 and December 31, 2025, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The balance sheet as of December 31, 2025 was derived from the audited annual financial statements. The interim results are not necessarily indicative of results for a full year and do not contain all of the information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2025. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All amounts, except per share data and per share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

2. Recent Accounting Changes and Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 224-40): Disaggregation of Income Statement Expense." The amendments in this ASU require public companies to disclose more information about their expenses in their financial statements. The ASU is effective for annual periods beginning after December 15, 2026 and interim periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

3. Net Sales

The Company defers revenue when cash payments are received in advance of satisfying the performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$18.3	$18.0
Cash received in advance of satisfying performance obligations	42.1	30.3
Revenue recognized	(38.0)	(23.9)
Currency translation	(0.4)	0.5
Balance at end of period	$22.0	$24.9

The Company recognizes a contract asset for certain remanufacturing, repair, and field service work when service is completed but unbilled as of the end of the period. Contract assets are recorded in other current assets in the Condensed Consolidated Balance Sheets. Contract assets were $10.1 million and $11.7 million as of March 31, 2026 and December 31, 2025, respectively.

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) and The Manitowoc Company, Inc. Deferred Compensation Plan (the "Deferred Compensation Plan") that were accounted for at fair value as of March 31, 2026 and December 31, 2025.

	Fair Value as of March 31, 2026
	Level 1	Level 2	Level 3	Total	Recognized Location
Assets:
Deferred Compensation Plan - Program B	$9.2	$—	$—	$9.2	Other non-current assets

Current Liabilities:
FX Forward Contracts	$—	$0.6	$—	$0.6	Accounts payable and accrued expenses

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total	Recognized Location
Assets:
FX Forward Contracts	$—	$0.6	$—	$0.6	Other current assets
Deferred Compensation Plan - Program B	9.5	—	—	9.5	Other non-current assets
Total assets at fair value	$9.5	$0.6	$—	$10.1

Current Liabilities:
FX Forward Contracts	$—	$0.5	$—	$0.5	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on October 1, 2031, with an annual coupon rate of 9.25% (the “2031 Notes”), was approximately $313.4 million as of March 31, 2026. Refer to Note 10, “Debt,” for a description of the 2031 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2031 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of March 31, 2026, due to the short-term nature of these instruments.

FX Forward Contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified within Level 2. See Note 5, “Derivative Financial Instruments,” for additional information.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) (“AOCI”). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. During the three months ended March 31, 2026, $5.0 million of forecasted transactions were no longer probable of occurring, resulting in a net loss of $0.1 million being recorded to other expense - net in the Condensed Consolidated Statement of Operations. No amounts were recorded related to forecasted transactions no longer being probable during the three months ended March 31, 2025.

The Company had FX Forward Contracts with aggregate notional amounts of $75.7 million and $108.7 million in U.S. dollar equivalent as of March 31, 2026 and December 31, 2025, respectively. The aggregate notional amount outstanding as of March 31, 2026 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. Net unrealized gains (losses), net of income tax, recorded in AOCI were $(0.1) million and $0.7 million as of March 31, 2026 and December 31, 2025, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three months ended March 31, 2026 and 2025 are summarized as follows:

		Three Months Ended March 31,
	Recognized Location	2026	2025
Designated	Cost of sales	$—	$(0.6)
Non-Designated	Other expense - net	$1.9	$1.3

6. Inventories

The components of inventories as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
Raw materials	$191.5	$189.2
Work-in-process	167.1	136.7
Finished goods	385.5	358.0
Total inventories	$744.1	$683.9

7. Property, Plant, and Equipment

The components of property, plant, and equipment as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
Land	$15.2	$15.5
Building and improvements	215.3	219.7
Machinery, equipment, and tooling	352.8	357.4
Furniture and fixtures	14.6	14.5
Computer hardware and software	132.2	131.7
Rental cranes	181.9	175.8
Construction in progress	4.4	7.3
Total cost	916.4	921.9
Less accumulated depreciation	(581.5)	(578.9)
Property, plant, and equipment — net	$334.9	$343.0

Property, plant, and equipment is depreciated over the estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Additions to property, plant, and equipment included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 were $2.2 million and $1.8 million, respectively.

Assets Held for Sale

During the three months ended March 31, 2026, the Company committed to a plan to sell its Bauxite, Arkansas facility and certain related assets. The Company determined the assets met the criteria for classification as held for sale under Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” as the assets are available for immediate sale in their present condition and management has committed to and initiated an active program to locate a buyer.

The assets have been reclassified from property, plant, and equipment to assets held for sale on the Condensed Consolidated Balance Sheets as of March 31, 2026. Depreciation on these assets ceased upon reclassification. The assets were recorded at the lower of their carrying amount or estimated fair value less costs to sell. Assets held for sale consisted of $0.7 million of buildings, $0.5 million of machinery and equipment, and $0.2 million of land and land improvements.

The Company expects to complete the sale of the assets within 12 months of the classification date. These assets are reported within the Americas segment. No assurance can be given that the Company will be able to sell the assets at their estimated fair value or within the expected timeframe.

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2026 are summarized as follows:

	Americas	MEAP	Consolidated
Balance as of December 31, 2025	$14.4	$65.2	$79.6
Foreign currency impact	—	0.7	0.7
Balance as of March 31, 2026	$14.4	$65.9	$80.3

The gross carrying amount, accumulated impairment and net book value of the Company's goodwill balances by reportable segment as of March 31, 2026 and December 31, 2025, are summarized as follows:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas	$180.9	$(166.5)	$14.4	$180.9	$(166.5)	$14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	65.9	—	65.9	65.2	—	65.2
Total	$329.0	$(248.7)	$80.3	$328.3	$(248.7)	$79.6

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the assets. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three months ended March 31, 2026.

The gross carrying amount, accumulated amortization, and net book value of the Company’s other intangible assets other than goodwill as of March 31, 2026 and December 31, 2025, are summarized as follows:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$27.8	$(14.8)	$13.0	$28.0	$(14.6)	$13.4
Patents	30.0	(29.7)	0.3	30.3	(30.0)	0.3
Noncompetition agreements	4.2	(3.8)	0.4	4.2	(3.6)	0.6
Trademarks and tradenames	2.2	(2.0)	0.2	2.2	(1.9)	0.3
Total	$64.2	$(50.3)	$13.9	$64.7	$(50.1)	$14.6
Indefinite-lived intangible assets:
Trademarks and tradenames	$94.4	$—	$94.4	$95.5	$—	$95.5
Distribution network	14.8	—	14.8	15.0	—	15.0
Total	109.2	—	109.2	110.5	—	110.5
Total other intangible assets	$173.4	$(50.3)	$123.1	$175.2	$(50.1)	$125.1

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three months ended March 31, 2026.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event during the three months ended March 31, 2026.

Other intangible assets with definite lives are amortized over their estimated useful lives.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026	December 31, 2025
Trade accounts payable	$289.7	$242.3
Employee-related expenses	49.1	51.1
Accrued vacation	29.1	27.0
Miscellaneous accrued expenses	82.5	81.2
Total accounts payable and accrued expenses	$450.4	$401.6

10. Debt

Outstanding debt as of March 31, 2026 and December 31, 2025 is summarized as follows:

	March 31, 2026	December 31, 2025
Borrowings under senior secured asset based revolving credit facility	$134.4	$144.6
Senior secured second lien notes due 2031	300.0	300.0
Other debt	17.2	20.6
Deferred financing costs	(4.2)	(4.4)
Total debt	447.4	460.8
Short-term borrowings and current portion of long-term debt	(10.8)	(13.7)
Long-term debt	$436.6	$447.1

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

As of March 31, 2026 and December 31, 2025, the Company had borrowings on the ABL Revolving Credit Facility of $134.4 million and $144.6 million, respectively. The spreads for Term Benchmark, Applicable Overnight Rate, CBR and RFR spread and Alternative Base Rate borrowings were deemed to be in Category 2 for the period from January 1, 2026 to March 31, 2026. As of March 31, 2026, there was excess availability of $187.2 million, which represents revolver borrowing capacity of $325.0 million less $134.4 million of borrowings outstanding and $3.4 million of U.S. letters of credit outstanding.

As of March 31, 2026, the Company had other indebtedness outstanding of $17.2 million that had a weighted-average interest rate of approximately 5.2%. This debt includes balances on local credit lines, overdraft facilities, and other financing arrangements.

On September 19, 2024, the Company and certain of its subsidiaries entered into an indenture with U.S. Bank Trust Company, National Association as trustee and notes collateral agent, pursuant to which the Company issued $300.0 million aggregate principal amount of the 2031 Notes with an annual coupon rate of 9.25%. Interest on the 2031 Notes is payable in cash semi-annually in arrears on April 1 and October 1 of each year. The 2031 Notes are fully and unconditionally guaranteed on a senior secured second lien basis, jointly and severally, by each of the Company’s existing and future domestic subsidiaries that is either a guarantor or a borrower under the ABL Revolving Credit Facility or that guarantees certain other debt of the Company or a guarantor. The 2031 Notes and the related guarantees are secured on a second-priority basis, subject to certain exceptions and permitted liens, by pledges of capital stock and other equity interests and other security interests in substantially all of the personal property and fee-owned real property of the Company and of the guarantors that secure obligations under the ABL Revolving Credit Facility. The Company used the net proceeds from this offering, together with cash on hand, to redeem all of its outstanding 9.00% Senior Secured Second Lien Notes due 2026 (“2026 Notes”).

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

As of March 31, 2026, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

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

For the three months ended March 31, 2026 and 2025, cash proceeds from the factoring of accounts receivable qualifying as sales were $63.7 million and $52.6 million, respectively.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three months ended March 31, 2026 and 2025 were immaterial.

12. Income Taxes

The Company’s loss before income taxes includes income from both U.S. and foreign jurisdictions. The annual effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates. In addition, tax expense is impacted by losses in jurisdictions where no tax benefit can be realized.

For the three months ended March 31, 2026 and 2025, the Company recorded a benefit for income taxes of $3.3 million and $2.5 million, respectively.

As of March 31, 2026 and December 31, 2025, the Company’s unrecognized tax benefits, excluding interest and penalties, were $16.4 million and $15.7 million, respectively.

13. Net Loss Per Common Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net loss per common share:

	Three Months Ended March 31,
	2026	2025
Basic weighted average common shares outstanding	35,665,590	35,273,783
Effect of dilutive securities - equity compensation awards	—	—
Diluted weighted average common shares outstanding	35,665,590	35,273,783

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Due to the net loss incurred during the three months ended March 31, 2026 and 2025, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the net diluted loss per share calculations for those periods.

No cash dividends were declared or paid during the three months ended March 31, 2026 and 2025.

14. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of March 31, 2026, the Company has $29.3 million remaining under an authorization from the Board of Directors to purchase up to $35.0 million of the Company’s common stock at management’s discretion.

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2024	$(1.7)	$(7.7)	$(98.2)	$(107.6)
Other comprehensive income (loss) before reclassifications	2.0	(0.4)	15.8	17.4
Amounts reclassified from accumulated other comprehensive loss	0.5	—	—	0.5
Net other comprehensive income (loss)	2.5	(0.4)	15.8	17.9
Balance as of March 31, 2025	$0.8	$(8.1)	$(82.4)	$(89.7)

Balance as of December 31, 2025	$0.7	$(4.1)	$(61.9)	$(65.3)
Other comprehensive income (loss) before reclassifications	(0.8)	0.1	(1.3)	(2.0)
Amounts reclassified from accumulated other comprehensive loss	—	(0.1)	—	(0.1)
Net other comprehensive loss	(0.8)	—	(1.3)	(2.1)
Balance as of March 31, 2026	$(0.1)	$(4.1)	$(63.2)	$(67.4)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31,
	2026	2025		Recognized Location
Losses on cash flow hedges
FX Forward Contracts	$—	$(0.6)		Cost of sales
Total before income taxes	—	(0.6)
Benefit from income taxes	—	0.1
Total, net of income taxes	$—	$(0.5)

Amortization of pension and postretirement items
Actuarial gains	$0.1	$—	(a)	Other expense - net
Total before income taxes	0.1	—
Provision for income taxes	—	—
Total, net of income taxes	$0.1	$—

Total reclassifications for the period, net of income taxes	$0.1	$(0.5)

(a)
These accumulated other comprehensive loss components are components of net periodic pension cost (see Note 19, “Employee Benefit Plans,” for additional information).

15. Stock-Based Compensation

Equity compensation awards may be granted to certain eligible employees or non-employee directors. A detailed description of the awards granted prior to 2026 is included in the Company’s 2025 Annual Report on Form 10-K.

The Company grants certain share-based payment awards that are classified as liabilities in accordance with ASC Topic 718, "Compensation—Stock Compensation." These awards include cash-settled restricted stock units which vest in three annual increments over a three-year period and cash-settled performance share units which vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period.

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

As of March 31, 2026, the Company had a liability of $0.8 million recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets related to awards that are expected to settle in cash.

Stock-based compensation expense, including cash-settled liability awards, was $3.3 million and $2.6 million for the three months ended March 31, 2026 and 2025, respectively. The Company reports stock-based compensation expense within engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to the retirement, death, or disability provisions of the 2013 Omnibus Incentive Plan or the 2025 Omnibus Incentive Plan, as applicable.

The Company granted no restricted stock units and performance share units to employees or non-employee directors during the three months ended March 31, 2026.

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

The CODM evaluates the performance of the Company's reportable segments based on net sales and operating income. Segment net sales are recognized in the geographic region in which the product is sold. Each reportable segment has new and non-new machine sales. Operating income for each segment includes net sales to third parties, cost of sales directly attributable to the segment, selling and administrative costs directly attributable to the segment, and engineering costs directly attributable to the segment. Manufacturing variances generated by the manufacturing locations within each operating segment are maintained in each segment’s operating income. Operating income for each segment excludes other income and expense and certain expenses managed outside the operating segments. Costs excluded from segment operating income include various corporate expenses such as stock-based compensation expenses, income taxes and other separately managed general and administrative costs. The Company does not include intercompany sales between segments for management reporting purposes. The CODM does not evaluate performance of the reportable segments based on total assets.

The following table shows information by reportable segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026				Three Months Ended March 31, 2025
	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total
Revenues from external customers	$268.4	$167.4	$58.8	$494.6	$259.3	$145.6	$66.0	$470.9
Less: (a)
Cost of sales	217.2	137.6	44.5	399.3	208.3	124.1	48.7	381.1
Engineering, selling, and administration costs	37.2	35.1	6.2	78.5	32.4	32.2	5.9	70.5
Other segment items (b)	1.8	—	—	1.8	0.9	0.6	—	1.5
Segment operating income (loss)	12.2	(5.3)	8.1	15.0	17.7	(11.3)	11.4	17.8

Reconciliation of segment operating income (loss)
Interest expense				(8.9)				(8.7)
Amortization of deferred financing fees				(0.4)				(0.4)
Other expense - net				(3.1)				(5.0)
Unallocated amounts:
Other corporate expenses				(11.9)				(12.5)
Loss before income taxes				$(9.3)				$(8.8)

Other Segment Disclosures
Depreciation and amortization (c)	8.8	5.4	0.8	15.0	8.8	5.3	0.7	14.8
Capital expenditures	6.4	1.3	0.5	8.2	5.8	3.6	1.0	10.4
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

Net sales by geographic area for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31,
	2026	2025
United States	$239.3	$241.2
Europe	150.5	141.5
Other	104.8	88.2
Total net sales	$494.6	$470.9

New machine and non-new machine sales for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31,
	2026	2025
New machine sales	$328.9	$310.3
Non-new machine sales	165.7	160.6
Total net sales	$494.6	$470.9

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

As of March 31, 2026, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of March 31, 2026, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of March 31, 2026, current and long-term product liability reserves were $1.4 million and $7.3 million, respectively. As of December 31, 2025, current and long-term product liability reserves were $2.0 million and $6.8 million, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Condensed Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of March 31, 2026 and December 31, 2025, the Company had zero estimated insurance recoveries included in other current assets in the Condensed Consolidated Balance Sheets.

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

18. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842, “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of March 31, 2026 and December 31, 2025 was $18.5 million and $18.7 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of March 31, 2026 and December 31, 2025 was $41.2 million and $39.8 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $22.4 million and $24.0 million as of March 31, 2026 and December 31, 2025, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

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

As of March 31, 2026 and December 31, 2025, the Company had reserves of $43.2 million and $45.0 million, respectively, for warranty and other warranty related work included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that may ultimately be resolved by negotiation, arbitration, and litigation.

Below is a table summarizing the warranty and other warranty related work for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$45.0	$45.3
Adjustments for warranties issued in current period	6.2	6.0
Adjustments to pre-existing warranties	2.7	—
Settlements made (in cash or in kind) during the period	(10.4)	(6.5)
Currency translation	(0.3)	0.8
Balance at end of period	$43.2	$45.6

The long-term portion of the warranty liability is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company sells extended warranty contracts, which it accounts for as a service type warranty under ASC Topic 606, “Revenue from Contracts with Customers.” Revenue associated with extended warranty contracts is deferred and amortized on a straight-line basis over the duration of the extended warranty period. As of both March 31, 2026 and December 31, 2025, there was $10.6 million and $9.6 million, respectively, of deferred revenue included in both other liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The components of net periodic benefit cost (income) for the three months ended March 31, 2026 and 2025 are summarized as follows:

	Three Months Ended March 31, 2026
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$—
Interest cost of projected benefit obligations	1.1	0.7	—
Expected return on plan assets	(1.2)	(0.4)	—
Amortization of actuarial net (gain) loss	0.1	0.1	(0.3)
Net periodic benefit cost (income)	$—	$0.7	$(0.3)

	Three Months Ended March 31, 2025
			Postretirement
	U.S.	Non-U.S.	Health and
	Pension	Pension	Other
	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$—
Interest cost of projected benefit obligations	1.3	0.6	0.1
Expected return on plan assets	(1.1)	(0.4)	—
Amortization of actuarial net (gain) loss	0.3	0.1	(0.4)
Net periodic benefit cost (income)	$0.5	$0.6	$(0.3)

The components of net periodic benefit cost (income) other than the service cost component are included in other expense - net in the Condensed Consolidated Statements of Operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, including the financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations therein, and the interim condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for these forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that forward-looking statements are subject to known and unknown risks, uncertainties and other factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. These known and unknown risks, uncertainties and other factors could cause actual results to differ materially from those matters expressed in, anticipated by or implied by such forward-looking statements. These risks, uncertainties, and other factors include, but are not limited to:

•
macroeconomic conditions, including inflation, elevated interest rates, and tariffs, as well as prior supply chain, labor and logistics constraints, have had, and may continue to have, a negative impact on Manitowoc’s ability to convert backlog into revenue (the timing of sales) which could impact, and has impacted, its financial condition, cash flows, and results of operations (including future uncertain impacts);
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
•
geopolitical events, including the ongoing conflicts in Ukraine and in the Middle East, other political and economic conditions and risks and other geographic factors, have led to and may continue to lead to market disruptions, including volatility in commodity prices (including oil and gas), raw material and component costs, energy prices, inflation, consumer behavior, supply chain, and credit and capital markets, and could result in the impairment of assets;
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
•
acts of terrorism; and
•
other risks and factors detailed in Manitowoc's 2025 Annual Report on Form 10-K, as such may be amended or supplemented in Manitowoc's subsequently filed Quarterly Reports on Form 10-Q (including this report) and its other filings with the United States Securities and Exchange Commission.

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

Orders for the three months ended March 31, 2026 increased 5.8% to $645.7 million from $610.3 million for the same period in 2025. The increase in orders was primarily attributable to higher demand in the Company’s MEAP and EURAF segments. This was partially offset by lower demand in the Company’s Americas segment due to large stocking orders in the three months ended March 31, 2025 that did not reoccur. Orders were favorably impacted by $25.7 million from changes in foreign currency exchange rates.

As of March 31, 2026, total backlog was $939.9 million, an increase of 18.4% from the December 31, 2025 backlog of $793.5 million, and an increase of 17.8% from the March 31, 2025 backlog of $797.8 million. Backlog was unfavorably impacted by $16.0 million from December 31 2025 and was favorably impacted by $20.7 million from March 31, 2025, from changes in foreign currency exchange rates.

Results of Operations For the Three Months Ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Percentage Change
Net sales	$494.6	$470.9	5.0%
Gross profit	95.3	89.8	6.1%
Gross profit %	19.3%	19.1%
Engineering, selling and administrative expenses	90.6	82.9	9.3%
Interest expense	8.9	8.7	2.3%
Other expense - net	(3.1)	(5.0)	*
Benefit for income taxes	(3.3)	(2.5)	*

* Measure not meaningful.

Net Sales

Consolidated net sales for the three months ended March 31, 2026 increased 5.0% to $494.6 million from $470.9 million in the same period in 2025. This increase was primarily attributable to $14.4 million of higher new machine sales in the Company's tower product line in the EURAF segment and $5.1 million of higher non-new machine sales. This was partially offset by $7.2 million of lower new machine sales in the MEAP segment. Net sales were favorably impacted by $18.9 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended March 31, 2026 increased 6.1% to $95.3 million as compared to $89.8 million for the same period in 2025. The increase was primarily due to higher revenue partially offset by unfavorable product mix and incremental tariff costs. Gross profit was favorably impacted by $3.4 million from changes in foreign currency exchange rates.

Gross profit percentage for the three months ended March 31, 2026 increased to 19.3% as compared to 19.1% for the same period in 2025.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses for the three months ended March 31, 2026 increased 9.3% to $90.6 million from $82.9 million for the same period in 2025. The increase was primarily due to marketing expenses related to the Conexpo triennial trade show and higher employee costs. Engineering, selling, and administrative expenses were unfavorably impacted by $3.8 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended March 31, 2026 was $8.9 million as compared to $8.7 million for the same period in 2025. Interest expense increased year-over-year primarily due to higher average outstanding balances on the Company's ABL Revolving Credit Facility. See further detail at Note 10, “Debt” to the Condensed Consolidated Financial Statements.

Other Expense - Net

Other expense - net was $3.1 million during the three months ended March 31, 2026 and $5.0 million for the same period in 2025. Other expense - net during the three months ended March 31, 2026 was primarily composed of $3.3 million of net currency transaction losses and $0.1 million of pension related costs, partially offset by $0.4 million of interest income. Other expense - net during the three months ended March 31, 2025 was primarily composed of $4.9 million of net currency transaction losses and $0.5 million of pension related costs, partially offset by $0.3 million of interest income.

Benefit for Income Taxes

For the three months ended March 31, 2026 and 2025, the Company recorded a benefit for income taxes of $3.3 million and $2.5 million, respectively. In addition, the Company’s effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates and losses in certain jurisdictions where no tax benefit can be realized.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company has three reportable segments: the Americas segment, EURAF segment, and MEAP segment. Further information regarding the Company’s reportable segments can be found in Note 16, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percentage Change
Net Sales
Americas	$268.4	$259.3	$9.1	3.5%
EURAF	167.4	145.6	21.8	15.0%
MEAP	58.8	66.0	(7.2)	(10.9)%

Segment Operating Income (Loss)
Americas	$12.2	$17.7	$(5.5)	(31.1)%
EURAF	(5.3)	(11.3)	6.0	*
MEAP	8.1	11.4	(3.3)	(28.9)%
*Measure not meaningful

Americas

Americas segment net sales increased 3.5% for the three months ended March 31, 2026 to $268.4 million from $259.3 million for the same period in 2025. The increase was primarily attributable to higher non-new machine sales and price realization, partially offset by lower new crane sales.

Americas segment operating income decreased $5.5 million for the three months ended March 31, 2026 to $12.2 million from $17.7 million for the same period in 2025. The decrease was primarily attributable to unfavorable product mix and incremental tariff costs.

EURAF

EURAF segment net sales increased 15.0% for the three months ended March 31, 2026 to $167.4 million from $145.6 million for the same period in 2025. The increase was primarily attributable to $21.2 million of higher new crane sales, primarily in the Company’s tower crane business. Segment net sales were favorably impacted by $14.6 million from changes in foreign currency exchange rates.

EURAF segment operating loss decreased $6.0 million for the three months ended March 31, 2026 to $5.3 million from $11.3 million for the same period in 2025. The decrease in operating loss was primarily attributable to the higher net sales and favorable product mix, specifically in the towers product line. Segment operating loss was unfavorably impacted by $0.9 million from changes in foreign currency exchange rates.

MEAP

MEAP segment net sales decreased 10.9% for the three months ended March 31, 2026 to $58.8 million from $66.0 million for the same period in 2025. The decrease was primarily attributable to $7.2 million of lower new machine sales due to lower shipments into the Middle East as a result of the Iran war. MEAP segment net sales were favorably impacted by $3.8 million from changes in foreign currency exchange rates.

MEAP segment operating income decreased $3.3 million for the three months ended March 31, 2026 to $8.1 million from $11.4 million for the same period in 2025. The decrease was primarily due to the lower net sales. MEAP segment operating income was favorably impacted by $0.7 million from changes in foreign currency exchange rates.

Financial Condition

Cash Flows

A summary of cash flows for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025	Dollar Change
Net cash provided by operating activities	$27.4	$12.9	$14.5
Net cash used for investing activities	(7.9)	(23.6)	15.7
Net cash (used for) provided by financing activities	(17.5)	3.2	(20.7)
Cash and cash equivalents	78.4	41.4	37.0

Cash Flows From Operating Activities

Cash flows provided by operating activities of $27.4 million for the three months ended March 31, 2026 increased $14.5 million from $12.9 million for the same period in 2025. The increase in net cash provided by operating activities was primarily driven by $15.0 million of higher cash provided by the net change in operating assets and liabilities.

Cash Flows From Investing Activities

Net cash used for investing activities of $7.9 million for the three months ended March 31, 2026 decreased $15.7 million from $23.6 million for the same period in 2025. The decrease in net cash used for investing activities was primarily due to $12.9 million of cash outflows in the prior year related to the purchase of certain assets and territory from Ring Power Corporation and $2.6 million of lower capital expenditures.

Cash Flows From Financing Activities

Net cash used for financing activities of $17.5 million for the three months ended March 31, 2026 decreased $20.7 million from $3.2 million of cash provided by financing activities for the same period in 2025. The increase in net cash used for financing activities was primarily due to $17.9 million of borrowings in the prior year as compared to $9.0 million of payments in the current year under the ABL Revolving Credit Facility.

Liquidity and Capital Resources

The Company’s liquidity position as of March 31, 2026 and December 31, 2025 is summarized as follows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$78.4	$77.3
Revolver borrowing capacity	325.0	325.0
Other debt availability	54.4	47.7
Less: Borrowings on revolver	(134.4)	(144.6)
Less: Borrowings on other debt	(4.4)	(4.3)
Less: Outstanding letters of credit	(3.4)	(3.4)
Total liquidity	$315.6	$297.7

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

In addition to the ABL Revolving Credit Facility, the Company has access to committed and non-committed lines of credit to fund working capital in Europe and China. There are seven facilities, of which five facilities are denominated in Euros totaling €37.0 million and two facilities denominated in Chinese Yuan totaling ¥80.0 million. On April 2, 2026, the Company cancelled its ¥30.0 million Chinese Yuan denominated facility, reducing total liquidity by $4.4 million. Total U.S. dollar availability as of March 31, 2026 for the seven facilities was $54.4 million, with $4.4 million outstanding.

Debt

Outstanding debt as of March 31, 2026 and December 31, 2025 is summarized as follows:

	March 31, 2026	December 31, 2025
Borrowings under senior secured asset based revolving credit facility	$134.4	$144.6
Senior secured second lien notes due 2031	300.0	300.0
Other debt	17.2	20.6
Deferred financing costs	(4.2)	(4.4)
Total debt	447.4	460.8
Short-term borrowings and current portion of long-term debt	(10.8)	(13.7)
Long-term debt	$436.6	$447.1

Both the ABL Revolving Credit Facility and 2031 Notes include customary covenants and events of default. Refer to Note 10, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of covenants under the ABL Revolving Credit Facility and 2031 Notes. As of March 31, 2026, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company seeks to opportunistically raise capital in the debt capital markets and bank credit markets.

Non-GAAP Measures

The Company uses EBITDA, adjusted EBITDA, adjusted operating income, adjusted net loss, adjusted diluted net loss per share ("adjusted DEPS"), adjusted return on invested capital ("ROIC") and free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

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

Adjusted ROIC is determined by dividing adjusted net operating profit after tax (“Adjusted NOPAT”) for the trailing twelve-months by the five-quarter average of invested capital. Adjusted NOPAT is calculated for each quarter by taking operating income plus the addback of amortization of intangible assets, and the addback or subtraction of restructuring expenses, other non-recurring items – net, and provision for income taxes, which is determined using a 15% tax rate. Invested capital is defined as net total assets less cash and cash equivalents and income tax assets - net plus short-term and long-term debt. Income tax assets - net are defined as net income tax payables/receivables, net deferred tax assets/liabilities, and uncertain tax positions.

The Company’s Adjusted ROIC as of March 31, 2026 was 5.1%. Below is the calculation of Adjusted ROIC as of March 31, 2026 and 2025.

	Trailing Twelve Months Ended March 31, 2026	Trailing Twelve Months Ended March 31, 2025
Operating income	$51.6	$41.9
Amortization of intangible assets	3.1	3.0
Restructuring expense	4.9	4.8
Other non-recurring items - net (1)	0.8	9.0
Adjusted operating income	60.4	58.7
Provision for income taxes	(9.1)	(8.8)
Adjusted NOPAT	$51.3	$49.9

	5-Quarter Average 2026	5-Quarter Average 2025
Total assets	$1,841.9	$1,745.8
Total liabilities	(1,162.5)	(1,128.3)
Net total assets	679.3	617.5
Cash and cash equivalents	(53.9)	(36.4)
Short-term borrowings and current portion of long-term debt	14.7	27.0
Long-term debt	441.0	392.8
Income tax assets - net	(67.1)	(30.8)
Invested capital	$1,013.9	$970.2

Adjusted ROIC	5.1%	5.1%
(1)
Other non-recurring items – net for the three months ended March 31, 2026 represents the addback of $0.5 million of costs associated with a legal matter and $0.3 million of other one-time costs. Other non-recurring items – net for the three months ended March 31, 2025 represents $8.9 million of costs associated with a legal matter with the U.S. EPA and $0.1 million of one-time costs.

Adjusted Net Loss and Adjusted DEPS

The Company defines adjusted net loss as net loss plus the addback or subtraction of restructuring and other non-recurring items. Adjusted DEPS is defined as adjusted net loss divided by diluted weighted average shares outstanding. Diluted weighted average common shares outstanding are adjusted for the effect of dilutive stock awards when there is net income on an adjusted basis, as applicable. The reconciliation of net loss and diluted net loss per share to adjusted net loss and Adjusted DEPS for the three months ended March 31, 2026 and 2025 are summarized as follows. All dollar amounts are in millions, except per share data and share amounts.

	Three Months Ended March 31,
	2026			2025
	As reported	Adjustments	Adjusted	As reported	Adjustments	Adjusted
Gross profit	$95.3	$—	$95.3	$89.8	$—	$89.8
Engineering, selling and administrative expenses (1)	(90.6)	0.8	(89.8)	(82.9)	—	(82.9)
Amortization of intangible assets	(0.8)	—	(0.8)	(0.8)	—	(0.8)
Restructuring expense (2)	(0.8)	0.8	—	(0.8)	0.8	—
Operating income	3.1	1.6	4.7	5.3	0.8	6.1
Interest expense	(8.9)	—	(8.9)	(8.7)	—	(8.7)
Amortization of deferred financing fees	(0.4)	—	(0.4)	(0.4)	—	(0.4)
Other expense - net	(3.1)	—	(3.1)	(5.0)	—	(5.0)
Loss before income taxes	(9.3)	1.6	(7.7)	(8.8)	0.8	(8.0)
Benefit for income taxes (3)	3.3	(0.2)	3.1	2.5	(0.2)	2.3
Net loss	$(6.0)	$1.4	$(4.6)	$(6.3)	$0.6	$(5.7)

Diluted weighted average common shares outstanding	35,665,590		35,665,590	35,273,783		35,273,783

Diluted net loss per share	$(0.17)		$(0.13)	$(0.18)		$(0.16)
(1)
The adjustments in 2026 represent the addback of $0.5 million of costs associated with a legal matter and $0.3 million of other one-time costs.
(2)
The adjustments in 2026 and 2025 represent the addback of restructuring expense.
(3)
The adjustments in 2026 and 2025 represent the net income tax impact of items (1) and (2).

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring expense, other expense - net, and certain other non-recurring items.

The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA for the three months ended March 31, 2026 and 2025 and trailing twelve months is summarized as follows.

	Three Months Ended March 31,		Trailing Twelve
	2026	2025	Months
Net income (loss)	$(6.0)	$(6.3)	$7.5
Interest expense and amortization of deferred financing fees	9.3	9.1	39.4
Provision (benefit) for income taxes	(3.3)	(2.5)	4.4
Depreciation expense	14.1	14.8	59.2
Amortization of intangible assets	0.8	0.8	3.1
EBITDA	14.9	15.9	113.6
Restructuring expense	0.8	0.8	4.9
Other non-recurring items - net (1)	0.8	—	0.8
Other expense - net (2)	3.1	5.0	0.3
Adjusted EBITDA	$19.6	$21.7	$119.6

Adjusted EBITDA margin percentage	4.0%	4.6%	5.5%

(1)
Other non-recurring items - net for the three months ended March 31, 2026 relate to $0.5 million of costs associated with a legal matter and $0.3 million of other one-time costs.
(2)
Other expense - net includes net foreign currency (gains) losses, other components of net periodic pension costs, and other items in the three months ended March 31, 2026, the three months ended March 31, 2025, and the trailing twelve months ended March 31, 2026.

Free Cash Flows

Free cash flows is defined as net cash provided by operating activities less cash outflow from investment in capital expenditures. The reconciliation of net cash provided by operating activities to free cash flows for the three months ended March 31, 2026 and 2025 is summarized as follows.

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$27.4	$12.9
Capital expenditures	(8.2)	(10.8)
Free cash flows	$19.2	$2.1

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since the 2025 Annual Report on Form 10-K was filed. Refer to the Critical Accounting Policies in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2025 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

The Company’s market risk disclosures have not materially changed since the 2025 Annual Report on Form 10-K was filed. The Company’s quantitative and qualitative disclosures about market risk are incorporated by reference from Part II, Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Disclosure Controls and Procedures: The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Other than the update below, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 18, 2026.

Our business is subject to risks related to tariffs and trade policies, and changes in the interpretation, administration, or enforcement of such measures could materially adversely affect us.

Our supply chain in the United States includes imported components and raw materials, including steel and steel derivative products. Changes in U.S. trade policy, including the imposition, modification, or enforcement of tariffs and related trade measures, have increased uncertainty and may continue to result in higher input costs, supply chain disruptions, pricing pressure, reduced demand, and increased volatility in our results of operations.

Significant uncertainty also exists regarding the scope, duration, and administration of existing and potential changes to tariffs, including the outcome of legal and regulatory challenges to certain tariff authorities, the timing, availability, amount and administration of any tariff exclusions or refunds, the potential modification or reinstatement of certain tariffs, the results and potential impacts of any country-specific tariffs, any potential claim by customers for reimbursement of tariffs, and the risk of retaliatory measures by foreign governments. Any resulting incremental tariffs, refunds, credits, pricing concessions, disputes, or related administrative or legal costs could negatively affect our margins and have a material adverse effect on our business, financial condition, cash flows, and results of operations.

We continue to evaluate mitigation strategies, including pricing actions, sourcing adjustments, duty recovery programs, and supply chain optimization; however, there can be no assurance that such measures will be successful or sufficient to offset the impacts of tariffs or related trade actions.

On April 30, 2026, the Company voluntarily submitted a prior disclosure to U.S. Customs and Border Protection (“CBP”) related to potential errors in the methodology used to calculate tariffs on the Company’s imports of steel and steel derivative products between April 29, 2021 and April 29, 2026. The disclosure was made proactively given uncertainty with respect to calculating certain tariffs and with the intent of mitigating potential penalties in the event errors are identified. The Company has paid approximately $18.0 million of Section 232 tariffs. The Company believes it has a strong legal and factual basis for the method of calculation and the amount of tariffs paid. The Company intends to vigorously defend any allegations of noncompliance; however, the ultimate outcome of this matter is uncertain.

In addition, in April 2026, the Company submitted a tariff recovery claim through CBP’s Commercial Accounting Program and Enforcement (“CAPE”) process seeking a refund of tariffs paid pursuant to the International Emergency Economic Powers Act (“IEEPA”). The Company estimates it paid approximately $25.0 million in IEEPA-related tariffs. The amount, timing, and realization of any refund or credit remain uncertain and subject to CBP review.

Based on management’s current assessment, no asset or liability related to these two CBP-related matters was recorded in the Company’s consolidated balance sheet as of March 31, 2026. The final resolution of these matters could result in material incremental tariffs, refunds, credits, legal or administrative costs, or customer claims and could materially adversely affect our business, financial condition, results of operations, or cash flows.

Item 5. Other Information

(c) During the three months ended March 31, 2026, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	Filed/Furnished Herewith

10.1**	Separation Agreement, dated March 27, 2026, between The Manitowoc Company, Inc. and James S. Cook	X	(1)

10.2**	The Manitowoc Company, Inc. 2025 Omnibus Incentive Plan as Amended and Restated effective as of May 5, 2026 (incorporated by reference to Annex B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 20, 2026).		(1)

31	Rule 13a - 14(a)/15d - 14(a) Certifications	X	(1)

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350	X	(2)

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350	X	(2)

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

(1) Filed Herewith

(2) Furnished Herewith

** Management contract and executive compensation plans and arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2026	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ryan M. Palmer
Ryan M. Palmer
Vice President, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)