Form 10-Q
period 2026-06-30
MANITOWOC CO INC
filed 2026-08-07
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, the registrant had 36,061,969 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

(In millions, except per share and share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$594.9	$539.5	$1,089.5	$1,010.4
Cost of sales	471.8	440.5	871.1	821.6
Gross profit	123.1	99.0	218.4	188.8
Operating costs and expenses:
Engineering, selling and administrative expenses	90.4	87.4	181.0	170.3
Amortization of intangible assets	0.8	0.8	1.6	1.6
Restructuring expense	0.8	1.0	1.6	1.8
Total operating costs and expenses	92.0	89.2	184.2	173.7
Operating income	31.1	9.8	34.2	15.1
Other expense:
Interest expense	(9.2)	(9.2)	(18.1)	(17.9)
Amortization of deferred financing fees	(0.3)	(0.3)	(0.7)	(0.7)
Other income (expense) - net	(0.2)	1.0	(3.3)	(4.0)
Total other expense	(9.7)	(8.5)	(22.1)	(22.6)
Income (loss) before income taxes	21.4	1.3	12.1	(7.5)
Provision (benefit) for income taxes	7.2	(0.2)	3.9	(2.7)
Net income (loss)	$14.2	$1.5	$8.2	$(4.8)

Per Share Data and Share Amounts:
Basic net income (loss) per common share	$0.39	$0.04	$0.23	$(0.14)

Diluted net income (loss) per common share	$0.39	$0.04	$0.22	$(0.14)

Weighted average shares outstanding - basic	35,993,386	35,452,594	35,830,394	35,363,682
Weighted average shares outstanding - diluted	36,529,556	35,823,866	36,625,619	35,363,682

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$14.2	$1.5	$8.2	$(4.8)
Other comprehensive income (loss), net of income tax
Unrealized gain (loss) on derivatives, net of income tax provision (benefit) of $(0.2), $0.8, $(0.5) and $1.6, respectively	(0.6)	2.3	(1.4)	4.8
Employee pension and postretirement benefit income (expense), net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(0.2)	(0.7)	(0.2)	(1.1)
Foreign currency translation adjustments, net of income tax provision (benefit) of $(0.4), $4.0, $(0.8), and $6.7, respectively	(0.1)	24.1	(1.4)	39.9
Total other comprehensive income (loss), net of income tax	(0.9)	25.7	(3.0)	43.6
Comprehensive income	$13.3	$27.2	$5.2	$38.8

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2026 and December 31, 2025

(Unaudited)

(In millions, except par value and share amounts)

	June 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$95.8	$77.3
Accounts receivable, less allowances of $6.0 and $5.8, respectively	294.4	281.3
Inventories - net	785.3	683.9
Other current assets	41.9	54.1
Total current assets	1,217.4	1,096.6
Property, plant and equipment — net	331.3	343.0
Operating lease right-of-use assets	62.8	68.0
Goodwill	80.6	79.6
Intangible assets — net	121.5	125.1
Other non-current assets	107.9	105.9
Total assets	$1,921.5	$1,818.2
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$496.0	$401.6
Customer advances	17.0	18.3
Short-term borrowings and current portion of long-term debt	8.9	13.7
Product warranties	33.2	36.2
Other liabilities	22.2	21.8
Total current liabilities	577.3	491.6
Non-Current Liabilities:
Long-term debt	460.6	447.1
Operating lease liabilities	48.9	53.6
Deferred income taxes	2.9	2.3
Pension obligations	42.7	45.3
Postretirement health and other benefit obligations	2.8	3.1
Long-term deferred revenue	22.0	18.8
Other non-current liabilities	63.2	61.2
Total non-current liabilities	643.1	631.4
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 36,061,969 and 35,473,418 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	610.4	616.7
Accumulated other comprehensive loss	(68.3)	(65.3)
Retained earnings	214.7	206.5
Treasury stock, at cost (4,732,014 and 5,320,565 shares, respectively)	(56.1)	(63.1)
Total stockholders' equity	701.1	695.2
Total liabilities and stockholders' equity	$1,921.5	$1,818.2

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2026 and 2025

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$8.2	$(4.8)
Adjustments to reconcile net income (loss) to cash used for operating activities:
Depreciation expense	28.3	29.5
Amortization of intangible assets	1.6	1.6
Stock-based compensation expense	4.8	5.8
Amortization of deferred financing fees	0.7	0.7
Gain on sale of property, plant and equipment	(0.8)	—
Changes in operating assets and liabilities
Accounts receivable	(15.0)	(17.2)
Inventories	(108.7)	(115.5)
Other assets	15.9	(12.4)
Accounts payable	84.3	91.6
Accrued expenses and other liabilities	16.1	(34.1)
Net cash provided by (used for) operating activities	35.4	(54.8)
Cash Flows from Investing Activities:
Capital expenditures	(22.3)	(16.8)
Proceeds from sale of property, plant, and equipment	2.0	0.2
Purchase of assets	—	(12.9)
Net cash used for investing activities	(20.3)	(29.5)
Cash Flows from Financing Activities:
Payments on revolving credit facility	—	(15.0)
Proceeds from revolving credit facility	16.0	87.0
Payments on other debt	(5.5)	(6.2)
Other financing activities	(6.4)	1.2
Net cash provided by financing activities	4.1	67.0
Effect of exchange rate changes on cash and cash equivalents	(0.7)	2.2
Net increase (decrease) in cash and cash equivalents	18.5	(15.1)
Cash and cash equivalents at beginning of period	77.3	48.0
Cash and cash equivalents at end of period	$95.8	$32.9
Supplemental Cash Flow Information
Interest paid	$18.2	$18.6
Income taxes paid	7.7	3.9
Operating right-of-use assets obtained	5.3	12.4
Finance right-of-use assets obtained	3.8	3.1

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and six months ended June 30, 2026 and 2025

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$610.3	$611.3	$616.7	$615.1
Stock compensation plans	0.1	2.3	(6.3)	(1.5)
Balance at end of period	$610.4	$613.6	$610.4	$613.6
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(67.4)	$(89.7)	$(65.3)	$(107.6)
Other comprehensive income (loss)	(0.9)	25.7	(3.0)	43.6
Balance at end of period	$(68.3)	$(64.0)	$(68.3)	$(64.0)
Retained Earnings
Balance at beginning of period	$200.5	$193.0	$206.5	$199.3
Net income (loss)	14.2	1.5	8.2	(4.8)
Balance at end of period	$214.7	$194.5	$214.7	$194.5
Treasury Stock
Balance at beginning of period	$(57.9)	$(63.4)	$(63.1)	$(67.1)
Stock compensation plans	1.8	0.2	7.0	3.9
Balance at end of period	$(56.1)	$(63.2)	$(56.1)	$(63.2)
Total stockholders' equity	$701.1	$681.3	$701.1	$681.3

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2026 and 2025

1. Company and Basis of Presentation

The Manitowoc Company, Inc. (“Manitowoc” or the “Company”) was founded in 1902, and is headquartered in Milwaukee, Wisconsin, United States. Manitowoc, through its wholly-owned subsidiaries, provides high quality, customer-focused lifting products and services world-wide through its Grove, Manitowoc, National Crane, Potain, Shuttlelift, and Upfits by Aspen Equipment brands and its support-focused subsidiary MGX Equipment Services. For more information, visit www.manitowoc.com. The information on our website is not part of this or any other report we file with or furnish to the Securities and Exchange Commission (“SEC”) and is not incorporated herein by reference.

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations for the three and six months ended June 30, 2026 and 2025, the cash flows for the same six month periods, and the financial positions as of June 30, 2026 and December 31, 2025, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The balance sheet as of December 31, 2025 was derived from the audited annual financial statements. The interim results are not necessarily indicative of results for a full year and do not contain all of the information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2025. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

All amounts, except per share data and per share amounts, are in millions throughout the tables in these notes unless otherwise indicated.

2. Recent Accounting Changes and Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense.” The amendments in this ASU require public companies to disclose more information about their expenses in their financial statements. The ASU is effective for annual periods beginning after December 15, 2026 and for interim periods with annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements.

3. Net Sales

The Company defers revenue when cash payments are received from customers in advance of satisfying the related performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$22.0	$24.9	$18.3	$18.0
Cash received in advance of satisfying performance obligations	32.1	35.1	74.2	65.4
Revenue recognized	(37.0)	(37.2)	(75.0)	(61.1)
Currency translation	(0.1)	0.9	(0.5)	1.4
Balance at end of period	$17.0	$23.7	$17.0	$23.7

The Company recognizes a contract asset for certain remanufacturing, repair, and field service work when service is completed but unbilled as of the end of the period. Contract assets are recorded in other current assets in the Condensed Consolidated Balance Sheets. Contract assets were $12.5 million and $11.7 million as of June 30, 2026 and December 31, 2025, respectively.

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) and The Manitowoc Company, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) that were accounted for at fair value as of June 30, 2026 and December 31, 2025.

	Fair Value as of June 30, 2026
	Level 1	Level 2	Level 3	Total	Recognized Location
Assets:
Deferred Compensation Plan - Program B	$10.3	$—	$—	$10.3	Other non-current assets

Current Liabilities:
FX Forward Contracts	$—	$1.5	$—	$1.5	Accounts payable and accrued expenses

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total	Recognized Location
Assets:
FX Forward Contracts	$—	$0.6	$—	$0.6	Other current assets
Deferred Compensation Plan - Program B	9.5	—	—	9.5	Other non-current assets
Total assets at fair value	$9.5	$0.6	$—	$10.1

Current Liabilities:
FX Forward Contracts	$—	$0.5	$—	$0.5	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on October 1, 2031, with an annual coupon rate of 9.25% (the “2031 Notes”), was approximately $322.0 million as of June 30, 2026. Refer to Note 10, “Debt,” for a description of the 2031 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2031 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of June 30, 2026, due to the short-term nature of these instruments.

FX Forward Contracts are valued through an independent valuation source which uses an industry standard data provider, with resulting valuations periodically validated through third-party or counterparty quotes. As such, these derivative instruments are classified as Level 2. See Note 5, “Derivative Financial Instruments,” for additional information.

The Deferred Compensation Plan utilizes a rabbi trust to hold assets intended to satisfy the Company’s corresponding future benefit obligations. The plan assets and corresponding obligations for Program B under the Deferred Compensation Plan are classified as Level 1.

5. Derivative Financial Instruments

The Company’s risk management objective is to ensure that business exposures to risks are minimized using the most effective and efficient methods to eliminate, reduce, or transfer such exposures. Operating decisions consider these associated risks and, whenever possible, transactions are structured to avoid or mitigate these risks.

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) (“AOCI”). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other income (expense) – net in the period in which the transaction is no longer considered probable of occurring. During the six months ended June 30, 2026, $5.0 million of forecasted transactions were no longer probable of occurring, resulting in a net loss of $0.1 million being recorded to other income (expense) - net in the Condensed Consolidated Statement of Operations. No amounts were recorded related to forecasted transactions no longer being probable during the three months ended June 30, 2026 and the three and six months ended June 30, 2025.

The Company had FX Forward Contracts with aggregate notional amounts of $58.5 million and $108.7 million in U.S. dollar equivalent as of June 30, 2026 and December 31, 2025, respectively. The aggregate notional amount outstanding as of June 30, 2026 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. Net unrealized gains (losses), net of income tax, recorded in AOCI were $(0.7) million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
	Recognized Location	2026	2025	2026	2025
Designated	Cost of sales	$(0.2)	$1.5	$(0.2)	$0.9
Non-Designated	Other income (expense) - net	$0.1	$(1.8)	$2.0	$(0.4)

6. Inventories

The components of inventories as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
Raw materials	$195.8	$189.2
Work-in-process	187.5	136.7
Finished goods	402.0	358.0
Total inventories	$785.3	$683.9

7. Property, Plant, and Equipment

The components of property, plant, and equipment as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
Land	$15.0	$15.5
Building and improvements	214.5	219.7
Machinery, equipment, and tooling	348.6	357.4
Furniture and fixtures	14.7	14.5
Computer hardware and software	133.1	131.7
Rental cranes	179.1	175.8
Construction in progress	6.8	7.3
Total cost	911.8	921.9
Less accumulated depreciation	(580.5)	(578.9)
Property, plant, and equipment — net	$331.3	$343.0

Property, plant, and equipment is depreciated over the estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Additions to property, plant, and equipment included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 were $2.2 million and $1.8 million, respectively.

Assets Held for Sale

During the six months ended June 30, 2026, the Company committed to a plan to sell its Bauxite, Arkansas facility and certain related assets. The Company determined the assets met the criteria for classification as held for sale under Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” as the assets are available for immediate sale in their present condition and management has committed to and initiated an active program to locate a buyer.

During the three months ended June 30, 2026, the Company sold $0.7 million of buildings and $0.2 million of land and land improvements for cash proceeds net of selling costs of $1.0 million. The Company has $0.5 million of machinery and equipment recorded in other current assets on the Condensed Consolidated Balance Sheets as of June 30, 2026. Depreciation on these assets ceased upon their reclassification as assets held for sale and the assets were recorded at the lower of their carrying amount or estimated fair value less costs to sell.

The Company expects to complete the sale of the remaining assets within 12 months of the classification date. These assets are reported within the Americas segment. No assurance can be given that the Company will be able to sell the assets at their estimated fair value or within the expected timeframe.

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2026 are summarized as follows:

	Americas	MEAP	Consolidated
Balance as of December 31, 2025	$14.4	$65.2	$79.6
Foreign currency impact	—	1.0	1.0
Balance as of June 30, 2026	$14.4	$66.2	$80.6

The gross carrying amount, accumulated impairment and net book value of the Company's goodwill balances by reportable segment as of June 30, 2026 and December 31, 2025, are summarized as follows:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas	$180.9	$(166.5)	$14.4	$180.9	$(166.5)	$14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	66.2	—	66.2	65.2	—	65.2
Total	$329.3	$(248.7)	$80.6	$328.3	$(248.7)	$79.6

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the assets. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three and six months ended June 30, 2026.

The gross carrying amount, accumulated amortization, and net book value of the Company’s other intangible assets other than goodwill as of June 30, 2026 and December 31, 2025, are summarized as follows:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$27.8	$(15.3)	$12.5	$28.0	$(14.6)	$13.4
Patents	29.8	(29.5)	0.3	30.3	(30.0)	0.3
Noncompetition agreements	4.2	(4.0)	0.2	4.2	(3.6)	0.6
Trademarks and tradenames	2.2	(2.1)	0.1	2.2	(1.9)	0.3
Total	$64.0	$(50.9)	$13.1	$64.7	$(50.1)	$14.6
Indefinite-lived intangible assets:
Trademarks and tradenames	$93.7	$—	$93.7	$95.5	$—	$95.5
Distribution network	14.7	—	14.7	15.0	—	15.0
Total	108.4	—	108.4	110.5	—	110.5
Total other intangible assets	$172.4	$(50.9)	$121.5	$175.2	$(50.1)	$125.1

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three and six months ended June 30, 2026.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event during the three and six months ended June 30, 2026.

Other intangible assets with definite lives are amortized over their estimated useful lives.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026	December 31, 2025
Trade accounts payable	$323.6	$242.3
Employee-related expenses	52.7	51.1
Accrued vacation	30.1	27.0
Miscellaneous accrued expenses	89.6	81.2
Total accounts payable and accrued expenses	$496.0	$401.6

10. Debt

Outstanding debt as of June 30, 2026 and December 31, 2025 is summarized as follows:

	June 30, 2026	December 31, 2025
Borrowings under senior secured asset based revolving credit facility	$158.5	$144.6
Senior secured second lien notes due 2031	300.0	300.0
Other debt	15.0	20.6
Deferred financing costs	(4.0)	(4.4)
Total debt	469.5	460.8
Short-term borrowings and current portion of long-term debt	(8.9)	(13.7)
Long-term debt	$460.6	$447.1

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

As of June 30, 2026 and December 31, 2025, the Company had borrowings on the ABL Revolving Credit Facility of $158.5 million and $144.6 million, respectively. The spreads for Term Benchmark, Applicable Overnight Rate, CBR and RFR spread and Alternative Base Rate borrowings were deemed to be in Category 2 for the period from January 1, 2026 to June 30, 2026. As of June 30, 2026, there was excess availability of $163.1 million, which represents revolver borrowing capacity of $325.0 million less $158.5 million of borrowings outstanding and $3.4 million of U.S. letters of credit outstanding.

As of June 30, 2026, the Company had other indebtedness outstanding of $15.0 million that had a weighted-average interest rate of approximately 4.6%. This debt includes balances on local credit lines, overdraft facilities, and other financing arrangements.

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

As of June 30, 2026, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

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

For the three and six months ended June 30, 2026, cash proceeds from the factoring of accounts receivable qualifying as sales were $64.6 million and $128.3 million, respectively. For the three and six months ended June 30, 2025, cash proceeds from the factoring of accounts receivable qualifying as sales were $66.8 million and $119.4 million, respectively.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three and six months ended June 30, 2026 and 2025 were immaterial.

12. Income Taxes

The Company’s income (loss) before income taxes includes income from both U.S. and foreign jurisdictions. The annual effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates. In addition, tax expense is impacted by losses in jurisdictions where no tax benefit can be realized.

For the three months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $7.2 million and benefit for income taxes of $0.2 million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $3.9 million and a benefit for income taxes of $2.7 million, respectively.

As of June 30, 2026 and December 31, 2025, the Company’s unrecognized tax benefits, excluding interest and penalties, were $14.6 million and $15.7 million, respectively.

13. Net Income (Loss) Per Common Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic weighted average common shares outstanding	35,993,386	35,452,594	35,830,394	35,363,682
Effect of dilutive securities - equity compensation awards	536,170	371,272	795,225	—
Diluted weighted average common shares outstanding	36,529,556	35,823,866	36,625,619	35,363,682

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 604,861 and 1,272,897 were excluded from the diluted weighted average common shares outstanding for the three months ended June 30, 2026 and 2025, respectively. Anti-dilutive equity instruments of 484,814 were excluded from the diluted weighted average common shares outstanding for the six months ended June 30, 2026. Due to the net loss incurred during the six months ended June 30, 2025, the assumed exercise of all equity instruments was anti-dilutive and, therefore, not included in the net diluted loss per share calculations for that period.

No cash dividends were declared or paid during the three and six months ended June 30, 2026 and 2025.

14. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of June 30, 2026, the Company has $29.3 million remaining under an authorization from the Board of Directors to purchase up to $35.0 million of the Company’s common stock at management’s discretion.

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the three months ended June 30, 2026 and 2025 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of March 31, 2025	$0.8	$(8.1)	$(82.4)	$(89.7)
Other comprehensive income (loss) before reclassifications	3.5	(0.7)	24.1	26.9
Amounts reclassified from accumulated other comprehensive loss	(1.2)	—	—	(1.2)
Net other comprehensive income (loss)	2.3	(0.7)	24.1	$25.7
Balance as of June 30, 2025	$3.1	$(8.8)	$(58.3)	$(64.0)

Balance as of March 31, 2026	$(0.1)	$(4.1)	$(63.2)	$(67.4)
Other comprehensive loss before reclassifications	(0.8)	(0.2)	(0.1)	(1.1)
Amounts reclassified from accumulated other comprehensive loss	0.2	—	—	0.2
Net other comprehensive loss	(0.6)	(0.2)	(0.1)	(0.9)
Balance as of June 30, 2026	$(0.7)	$(4.3)	$(63.3)	$(68.3)

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the six months ended June 30, 2026 and 2025 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2024	$(1.7)	$(7.7)	$(98.2)	$(107.6)
Other comprehensive income (loss) before reclassifications	5.5	(1.1)	39.9	44.3
Amounts reclassified from accumulated other comprehensive loss	(0.7)	—	—	(0.7)
Net other comprehensive income (loss)	4.8	(1.1)	39.9	43.6
Balance as of June 30, 2025	$3.1	$(8.8)	$(58.3)	$(64.0)

Balance as of December 31, 2025	$0.7	$(4.1)	$(61.9)	$(65.3)
Other comprehensive loss before reclassifications	(1.6)	(0.1)	(1.4)	(3.1)
Amounts reclassified from accumulated other comprehensive loss	0.2	(0.1)	—	0.1
Net other comprehensive loss	(1.4)	(0.2)	(1.4)	(3.0)
Balance as of June 30, 2026	$(0.7)	$(4.3)	$(63.3)	$(68.3)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Amount Reclassified out of Accumulated Other Comprehensive Loss
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$(0.2)	$1.5	$(0.2)	$0.9		Cost of sales
Total before income taxes	(0.2)	1.5	(0.2)	0.9
Provision for income taxes	—	(0.3)	—	(0.2)
Total, net of income taxes	$(0.2)	$1.2	$(0.2)	$0.7

Amortization of pension and postretirement items
Actuarial gains	$—	$—	$0.1	$—	(a)	Other income (expense) - net
Total before income taxes	—	—	0.1	—
Provision for income taxes	—	—	—	—
Total, net of income taxes	$—	$—	$0.1	$—

Total reclassifications for the period, net of income taxes	$(0.2)	$1.2	$(0.1)	$0.7

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

The Company grants certain share-based payment awards that are classified as liabilities in accordance with ASC Topic 718, “Compensation—Stock Compensation.” These awards include cash-settled restricted stock units which vest in three annual increments over a three-year period and cash-settled performance share units which vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period.

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

As of June 30, 2026, the Company had a liability of $0.9 million recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets related to awards that are expected to settle in cash.

Stock-based compensation expense, including cash-settled liability awards, was $2.1 million and $3.4 million for the three months ended June 30, 2026 and 2025, respectively. Stock-based compensation expense, including cash-settled liability awards, was $5.4 million and $6.0 million for the six months ended June 30, 2026 and 2025, respectively. The Company reports stock-based compensation expense within engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to the retirement, death, or disability provisions of the 2013 Omnibus Incentive Plan or the 2025 Omnibus Incentive Plan, as applicable.

The Company granted 406,968 restricted stock units, inclusive of 89,088 director awards, during the three and six months ended June 30, 2026. The Company granted 628,499 restricted stock units, inclusive of 130,207 director awards, during the three and six months ended June 30, 2025. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date and director awards vest one year from the grant date.

The Company issued 284,072 performance shares to employees during the three and six months ended June 30, 2026. The Company issued 437,969 performance shares to employees during the three and six months ended June 30, 2025. Performance share units vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year.

The performance goals for the performance share units granted in 2026 are weighted 60% on the 3-year average of the Company’s adjusted return on invested capital (“Adjusted ROIC”) percentage from 2026 to 2028 and 40% on cumulative non-new machine sales from January 1, 2026 through December 31, 2028. The Company defines non-new machine sales as parts sales, used crane sales, rental revenue, service revenue and other revenue.

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

The following tables show information by reportable segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total
Revenues from external customers	$301.9	$197.2	$95.8	$594.9	$570.3	$364.6	$154.6	$1,089.5
Less: (a)
Cost of sales	233.9	163.0	74.9	471.8	451.1	300.6	119.4	871.1
Engineering, selling, and administration costs	35.1	36.2	6.9	78.2	72.3	71.3	13.1	156.7
Other segment items (b)	0.7	0.7	—	1.4	2.5	0.7	—	3.2
Segment operating income (loss)	32.2	(2.7)	14.0	43.5	44.4	(8.0)	22.1	58.5

Reconciliation of segment operating income (loss)
Interest expense				(9.2)				(18.1)
Amortization of deferred financing fees				(0.3)				(0.7)
Other expense - net				(0.2)				(3.3)
Unallocated amounts:
Other corporate expenses				(12.4)				(24.3)
Income before income taxes				$21.4				$12.1

Other Segment Disclosures
Depreciation and amortization (c)	8.4	5.5	0.7	14.6	17.2	10.9	1.5	29.6
Capital expenditures	7.7	5.9	0.5	14.1	14.1	7.2	1.0	22.3
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

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total
Revenues from external customers	$323.2	$152.5	$63.8	$539.5	$582.5	$298.1	$129.8	$1,010.4
Less: (a)
Cost of sales	262.9	130.0	47.6	440.5	471.2	254.1	96.3	821.6
Engineering, selling, and administration costs	33.3	36.4	6.4	76.1	65.7	68.6	12.3	146.6
Other segment items (b)	0.9	0.7	—	1.6	1.8	1.3	-	3.1
Segment operating income (loss)	26.1	(14.6)	9.8	21.3	43.8	(25.9)	21.2	39.1

Reconciliation of segment operating income (loss)
Interest expense				(9.2)				(17.9)
Amortization of deferred financing fees				(0.3)				(0.7)
Other income (expense) - net				1.0				(4.0)
Unallocated amounts:
Other corporate expenses				(11.5)				(24.0)
Income (loss) before income taxes				$1.3				$(7.5)

Other Segment Disclosures
Depreciation and amortization (c)	8.4	5.5	0.7	14.6	17.2	10.9	1.4	29.5
Capital expenditures	3.6	1.8	0.5	5.9	9.4	5.4	1.5	16.3
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

Net sales by geographic area for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$264.5	$286.2	$503.7	$527.4
Europe	193.0	147.6	343.5	289.1
Other	137.4	105.7	242.3	193.9
Total net sales	$594.9	$539.5	$1,089.5	$1,010.4

New machine and non-new machine sales for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
New machine sales	$422.7	$377.9	$751.6	$688.2
Non-new machine sales	172.2	161.6	337.9	322.2
Total net sales	$594.9	$539.5	$1,089.5	$1,010.4

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

As of June 30, 2026, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of June 30, 2026, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of June 30, 2026, current and long-term product liability reserves were $2.6 million and $7.7 million, respectively. As of December 31, 2025, current and long-term product liability reserves were $2.0 million and $6.8 million, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Condensed Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of June 30, 2026 and December 31, 2025, the Company had zero estimated insurance recoveries included in other current assets in the Condensed Consolidated Balance Sheets.

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

On May 1, 2026, the Company voluntarily submitted a prior disclosure to U.S. Customs and Border Protection related to potential errors in the methodology used to calculate tariffs on the Company’s imports of steel and steel derivative products between April 29, 2021 and April 29, 2026. The disclosure was made proactively given uncertainty with respect to calculating certain tariffs and with the intent of mitigating potential penalties in the event errors are identified. The Company has paid approximately $18.0 million of Section 232 tariffs during the 5-year period covered by the prior disclosure. The Company believes it has a strong legal and factual basis for the method of calculation and the amount of tariffs paid; however, the ultimate outcome of this matter is uncertain.

18. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842, “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of June 30, 2026 and December 31, 2025 was $21.3 million and $18.7 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of June 30, 2026 and December 31, 2025 was $41.3 million and $39.8 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $21.7 million and $24.0 million as of June 30, 2026 and December 31, 2025, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

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

As of June 30, 2026 and December 31, 2025, the Company had reserves of $42.6 million and $45.0 million, respectively, for warranty and other warranty related work included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that may ultimately be resolved by negotiation, arbitration, or litigation.

Below is a table summarizing the warranty and other warranty related work for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$43.2	$45.6	$45.0	$45.3
Adjustments for warranties issued in current period	7.7	14.2	13.9	20.2
Adjustments to pre-existing warranties	0.2	—	2.9	—
Settlements made (in cash or in kind) during the period	(8.4)	(13.9)	(18.8)	(20.4)
Currency translation	(0.1)	1.7	(0.4)	2.5
Balance at end of period	$42.6	$47.6	$42.6	$47.6

The long-term portion of the warranty liability is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company sells extended warranty contracts, which it accounts for as a service type warranty under ASC Topic 606, “Revenue from Contracts with Customers.” Revenue associated with extended warranty contracts is deferred and amortized on a straight-line basis over the duration of the extended warranty period. As of June 30, 2026 and December 31, 2025, there was $11.9 million and $9.6 million, respectively, of deferred revenue included in both other liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The components of net periodic benefit cost (income) for the three and six months ended June 30, 2026 and 2025 are summarized as follows:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.4	$—	$—	$0.3	$—
Interest cost of projected benefit obligations	1.2	0.6	0.1	1.2	0.6	—
Expected return on plan assets	(1.2)	(0.5)	—	(1.1)	(0.5)	—
Amortization of actuarial net (gain) loss	0.2	0.1	(0.3)	0.3	0.1	(0.4)
Net periodic benefit cost (income)	$0.2	$0.6	$(0.2)	$0.4	$0.5	$(0.4)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.7	$—	$—	$0.6	$—
Interest cost of projected benefit obligations	2.3	1.3	0.1	2.5	1.2	0.1
Expected return on plan assets	(2.4)	(0.9)	—	(2.2)	(0.9)	—
Amortization of actuarial net (gain) loss	0.3	0.2	(0.6)	0.6	0.2	(0.8)
Net periodic benefit cost (income)	$0.2	$1.3	$(0.5)	$0.9	$1.1	$(0.7)

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

Current Events

During the second quarter of 2026, the Company received $26.2 million of refunds from U.S. Customs and Border Protection related to previously paid International Emergency Economic Powers Act (“IEEPA”) tariffs. As a result of the refunds received, the Company recognized a net benefit of $11.8 million during the quarter as a reduction of cost of sales within the Condensed Consolidated Statement of Operations. The amount recognized includes the gross benefit from the IEEPA tariff refund, net of refunds expected to be provided to customers, adjustments to previously recognized tariff costs, and interest income recorded to other income (expense) – net. Additionally, there is $4.3 million of IEEPA refund amounts capitalized into inventory that is expected to be recognized in earnings as the associated inventory is sold. The Company continues to monitor ongoing legal and regulatory developments related to tariffs.

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

Orders for the three months ended June 30, 2026 increased 56.1% to $708.7 million from $453.9 million for the same period in 2025. The increase in orders was primarily attributable to higher demand in all of the Company’s three segments. Orders were favorably impacted by $6.5 million from changes in foreign currency exchange rates.

Orders for the six months ended June 30, 2026 increased 27.3% to $1,354.4 million from $1,064.2 million for the same period in 2025. The increase in orders was primarily attributable to higher demand in all of the Company’s three segments. Orders were favorably impacted by $32.2 million from changes in foreign currency exchange rates.

As of June 30, 2026, total backlog was $1,050.1 million, an increase of 32.3% from the December 31, 2025 backlog of $793.5 million, and an increase of 44.0% from the June 30, 2025 backlog of $729.3 million. Backlog was unfavorably impacted by $44.6 million from changes in foreign currency exchange rates since December 31, 2025 and was unfavorably impacted by $9.8 million from changes in foreign currency exchange rates since June 30, 2025.

Results of Operations For the Three and Six Months Ended June 30, 2026 and 2025:

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Net sales	594.9	539.5	10.3%	1,089.5	1,010.4	7.8%
Gross profit	123.1	99.0	24.3%	218.4	188.8	15.7%
Gross profit %	20.7%	18.4%		20.0%	18.7%
Engineering, selling and administrative expenses	90.4	87.4	3.4%	181.0	170.3	6.3%
Interest expense	9.2	9.2	—	18.1	17.9	1.1%
Other income (expense) - net	(0.2)	1.0	*	(3.3)	(4.0)	*
Provision (benefit) for income taxes	7.2	(0.2)	*	3.9	(2.7)	*

* Measure not meaningful.

Net Sales

Consolidated net sales for the three months ended June 30, 2026 increased 10.3% to $594.9 million from $539.5 million in the same period in 2025. This increase was primarily attributable to $69.0 million of higher new machine sales in the Company's EURAF and MEAP segments and $10.6 million of higher non-new machine sales across all three segments. This was partially offset by $24.1 million of lower new machine sales in the Company’s Americas segment. Net sales were favorably impacted by $6.5 million from changes in foreign currency exchange rates.

Consolidated net sales for the six months ended June 30, 2026 increased 7.8% to $1,089.5 million from $1,010.4 million in the same period in 2025. This increase was primarily attributable to $83.0 million of higher new machine sales in the Company's EURAF and MEAP segments and $15.7 million of higher non-new machine sales across all three segments. This was partially offset by $19.6 million of lower new machine sales in the Company’s Americas segment. Net sales were favorably impacted by $25.5 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended June 30, 2026 increased 24.3% to $123.1 million as compared to $99.0 million for the same period in 2025. The increase was primarily due to $11.8 million of benefit from the refund of tariffs previously paid under the IEEPA and higher non-new machine sales and higher new machine revenue across the Company's EURAF and MEAP segments. This was partially offset by $2.5 million of higher year over year other tariff related costs. Gross profit was favorably impacted by $1.2 million from changes in foreign currency exchange rates.

Gross profit for the six months ended June 30, 2026 increased 15.7% to $218.4 million as compared to $188.8 million for the same period in 2025. The increase was primarily due to $11.8 million of benefit from the refund of tariffs previously paid under the IEEPA and higher revenue in the Company's EURAF and MEAP segments. This was partially offset by $4.6 million of higher year over year other tariff related costs. Gross profit was favorably impacted by $4.6 million from changes in foreign currency exchange rates.

Gross profit percentage for the three months ended June 30, 2026 increased to 20.7% as compared to 18.4% for the same period in 2025. The improvement in gross profit percentage was primarily due to the net tariff benefit discussed above.

Gross profit percentage for the six months ended June 30, 2026 increased to 20.0% as compared to 18.7% for the same period in 2025. The improvement in gross profit percentage was primarily due to the net tariff benefit discussed above.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses for the three months ended June 30, 2026 increased 3.4% to $90.4 million from $87.4 million for the same period in 2025. The increase was primarily due to higher employee costs. Engineering, selling, and administrative expenses were unfavorably impacted by $1.1 million from changes in foreign currency exchange rates.

Engineering, selling, and administrative expenses for the six months ended June 30, 2026 increased 6.3% to $181.0 million from $170.3 million for the same period in 2025. The increase was primarily due to higher employee costs. Engineering, selling, and administrative expenses were unfavorably impacted by $4.9 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended June 30, 2026 and 2025 was $9.2 million. See further detail at Note 10, “Debt” to the Condensed Consolidated Financial Statements.

Interest expense for the six months ended June 30, 2026 was $18.1 million as compared to $17.9 million for the same period in 2025. See further detail at Note 10, “Debt” to the Condensed Consolidated Financial Statements.

Other Income (Expense) - Net

Other income (expense) - net was $(0.2) million of expense during the three months ended June 30, 2026 and income of $1.0 million for the same period in 2025. Other income (expense) - net during the three months ended June 30, 2026 was primarily composed of $3.3 million of net currency transaction losses, partially offset by $2.4 million of interest income, which includes $0.9 million of interest received from IEEPA tariff refunds, and $0.5 million of gains on disposal of certain assets. Other income during the three months ended June 30, 2025 was primarily composed of $2.0 million of currency gain. This was partially offset by $0.5 million of pension related costs and $0.6 million of interest related to settlement of the matter with the U.S. Environmental Protection Agency ("EPA").

Other income (expense) - net was $(3.3) million of expense during the six months ended June 30, 2026 and $(4.0) million of expense for the same period in 2025. Other income (expense) - net during the six months ended June 30, 2026 was primarily composed of $6.7 million of net currency transaction losses, partially offset by $2.8 million of interest income, which includes $0.9 million of interest received from IEEPA tariff refunds, and $0.6 million of gains on disposal. Other income (expense) - net during the six months ended June 30, 2025 was primarily composed of $2.9 million of currency loss and $1.0 million of pension related costs and $0.6 million of interest related to settlement of the matter with the EPA.

Provision (Benefit) for Income Taxes

For the three months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $7.2 million and benefit for income taxes of $(0.2) million, respectively. For the six months ended June 30, 2026 and 2025, the Company recorded a provision for income taxes of $3.9 million and a benefit for income taxes of $(2.7) million, respectively. Changes to jurisdictional mix and year-to-date income before income taxes resulted in a provision for income taxes in the three and six months ended June 30, 2026 as compared to the prior year's benefit for income taxes. In addition, the Company's effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates and losses in certain jurisdictions where no tax benefit can be realized.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company has three reportable segments: the Americas segment, EURAF segment, and MEAP segment. Further information regarding the Company’s reportable segments can be found in Note 16, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Dollar Change	Percentage Change	2026	2025	Dollar Change	Percentage Change
Net Sales
Americas	$301.9	$323.2	$(21.3)	(6.6)%	$570.3	$582.5	$(12.2)	(2.1)%
EURAF	197.2	152.5	44.7	29.3%	364.6	298.1	66.5	22.3%
MEAP	95.8	63.8	32.0	50.2%	154.6	129.8	24.8	19.1%

Segment Operating Income (Loss)
Americas	$32.2	$26.1	$6.1	23.4%	$44.4	$43.8	$0.6	1.4%
EURAF	(2.7)	(14.6)	11.9	*	(8.0)	(25.9)	17.9	*
MEAP	14.0	9.8	4.2	42.9%	22.1	21.2	0.9	4.2%
*Measure not meaningful

Americas

Americas segment net sales decreased 6.6% for the three months ended June 30, 2026 to $301.9 million from $323.2 million for the same period in 2025. The decrease was attributable to $24.1 million of lower new machine sales, partially offset by higher non-new machine sales.

Americas segment net sales decreased 2.1% for the six months ended June 30, 2026 to $570.3 million from $582.5 million for the same period in 2025. The decrease was attributable to $19.6 million of lower new machine sales, partially offset by higher non-new machine sales.

Americas segment operating income increased $6.1 million for the three months ended June 30, 2026 to $32.2 million from $26.1 million for the same period in 2025. The increase was primarily attributable to $11.8 million of benefit from the refund of tariffs previously paid under the IEEPA, partially offset lower sales and by $2.5 million of higher year over year other tariff related costs.

Americas segment operating income increased $0.6 million for the six months ended June 30, 2026 to $44.4 million from $43.8 million for the same period in 2025. The increase was primarily attributable to $11.8 million of benefit from the refund of tariffs previously paid under the IEEPA, partially offset by lower sales and $4.6 million of higher year over year other tariff related costs.

EURAF

EURAF segment net sales increased 29.3% for the three months ended June 30, 2026 to $197.2 million from $152.5 million for the same period in 2025. The increase was primarily attributable to $41.2 million of higher new crane sales. Segment net sales were favorably impacted by $3.3 million from changes in foreign currency exchange rates.

EURAF segment net sales increased 22.3% for the six months ended June 30, 2026 to $364.6 million from $298.1 million for the same period in 2025. The increase was primarily attributable to $62.5 million of higher new crane sales. Segment net sales were favorably impacted by $17.9 million from changes in foreign currency exchange rates.

EURAF segment operating loss decreased $11.9 million for the three months ended June 30, 2026 to $2.7 million from $14.6 million for the same period in 2025. The decrease in operating loss was primarily attributable to favorable product mix, higher net sales, and better operational performance. Segment operating loss was unfavorably impacted by $0.3 million from changes in foreign currency exchange rates.

EURAF segment operating loss decreased $17.9 million for the six months ended June 30, 2026 to $8.0 million from $25.9 million for the same period in 2025. The decrease in operating loss was primarily attributable to higher net sales and better operational performance. Segment operating loss was unfavorably impacted by $1.2 million from changes in foreign currency exchange rates.

MEAP

MEAP segment net sales increased 50.2% for the three months ended June 30, 2026 to $95.8 million from $63.8 million for the same period in 2025. The increase was primarily attributable to $27.7 million of higher new machine sales. MEAP segment net sales were favorably impacted by $2.9 million from changes in foreign currency exchange rates.

MEAP segment net sales increased 19.1% for the six months ended June 30, 2026 to $154.6 million from $129.8 million for the same period in 2025. The increase was primarily attributable to $20.6 million of higher new machine sales. MEAP segment net sales were favorably impacted by $6.7 million from changes in foreign currency exchange rates.

MEAP segment operating income increased $4.2 million for the three months ended June 30, 2026 to $14.0 million from $9.8 million for the same period in 2025. The increase was primarily due to higher net sales, partially offset by unfavorable product mix. MEAP segment operating income was favorably impacted by $0.4 million from changes in foreign currency exchange rates.

MEAP segment operating income increased $0.9 million for the six months ended June 30, 2026 to $22.1 million from $21.2 million for the same period in 2025. The increase was primarily due higher sales, partially offset by favorable product mix. MEAP segment operating income was favorably impacted by $1.1 million from changes in foreign currency exchange rates.

Financial Condition

Cash Flows

A summary of cash flows for the six months ended June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
	2026	2025	Dollar Change
Net cash provided by (used for) operating activities	$35.4	$(54.8)	$90.2
Net cash used for investing activities	(20.3)	(29.5)	9.2
Net cash provided by financing activities	4.1	67.0	(62.9)
Cash and cash equivalents	95.8	32.9	62.9

Cash Flows From Operating Activities

Cash flows provided by operating activities of $35.4 million for the six months ended June 30, 2026 increased $90.2 million from $54.8 million of cash used by financing activities for the same period in 2025. The increase in net cash provided by operating activities was primarily driven by a $42.6 million payment to settle a legal matter with the U.S. EPA made in 2025, $33.2 million of higher cash provided by the net change in operating assets and liabilities, and $26.2 million of cash receipts from the refund of tariffs paid under IEEPA.

Cash Flows From Investing Activities

Net cash used for investing activities of $20.3 million for the six months ended June 30, 2026 decreased $9.2 million from $29.5 million for the same period in 2025. The decrease in net cash used for investing activities was primarily due to $12.9 million of cash outflows in the prior year related to the purchase of certain assets and territory from Ring Power Corporation, partially offset by an increase in capital expenditures of $3.7 million, net of proceeds from property, plant, and equipment in the current year.

Cash Flows From Financing Activities

Net cash provided by financing activities of $4.1 million for the six months ended June 30, 2026 decreased $62.9 million from $67.0 million of cash provided by financing activities for the same period in 2025. The decrease in net cash provided by financing activities was primarily due to a reduction of $56.0 million of borrowings under the ABL Revolving Credit Facility.

Liquidity and Capital Resources

The Company’s liquidity position as of June 30, 2026, December 31, 2025 and June 30, 2025 is summarized as follows:

	June 30, 2026	December 31, 2025	June 30, 2025
Cash and cash equivalents	$95.8	$77.3	$32.9
Revolver borrowing capacity	325.0	325.0	325.0
Other debt availability	49.6	47.7	47.8
Less: Borrowings on revolver	(158.5)	(144.6)	(156.9)
Less: Borrowings on other debt	(4.4)	(4.3)	(7.8)
Less: Outstanding letters of credit	(3.4)	(3.4)	(3.4)
Total liquidity	$304.1	$297.7	$237.6

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

In addition to the ABL Revolving Credit Facility, the Company has access to committed and non-committed lines of credit to fund working capital in Europe and China. There are six facilities, of which five facilities are denominated in Euros totaling €37.0 million and one facility denominated in Chinese Yuan totaling ¥50.0 million. Total U.S. dollar availability as of June 30, 2026 for the six facilities was $49.6 million, with $4.4 million outstanding.

Debt

Outstanding debt as of June 30, 2026 and December 31, 2025 is summarized as follows:

	June 30, 2026	December 31, 2025
Borrowings under senior secured asset based revolving credit facility	$158.5	$144.6
Senior secured second lien notes due 2031	300.0	300.0
Other debt	15.0	20.6
Deferred financing costs	(4.0)	(4.4)
Total debt	469.5	460.8
Short-term borrowings and current portion of long-term debt	(8.9)	(13.7)
Long-term debt	$460.6	$447.1

Both the ABL Revolving Credit Facility and 2031 Notes include customary covenants and events of default. Refer to Note 10, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of covenants under the ABL Revolving Credit Facility and 2031 Notes. As of June 30, 2026, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company seeks to opportunistically raise capital in the debt capital markets and bank credit markets.

Non-GAAP Measures

The Company uses EBITDA, adjusted EBITDA, adjusted operating income (loss), adjusted net income (loss), adjusted diluted net income (loss) per share (“adjusted DEPS”), adjusted return on invested capital (“adjusted ROIC”) and free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

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

The Company’s Adjusted ROIC as of June 30, 2026 was 6.9%. Below is the calculation of Adjusted ROIC as of June 30, 2026 and 2025.

	Trailing Twelve Months Ended June 30, 2026	Trailing Twelve Months Ended June 30, 2025
Operating income	$72.9	$38.8
Amortization of intangible assets	3.1	3.0
Restructuring expense	4.7	3.5
Other non-recurring items - net (1)	2.8	3.6
Adjusted operating income	83.5	48.9
Provision for income taxes	(12.5)	(7.3)
Adjusted NOPAT	$71.0	$41.6

	5-Quarter Average 2026	5-Quarter Average 2025
Total assets	$1,873.4	$1,766.4
Total liabilities	(1,184.2)	(1,131.9)
Net total assets	689.2	634.6
Cash and cash equivalents	(64.8)	(36.7)
Short-term borrowings and current portion of long-term debt	12.9	20.7
Long-term debt	456.8	410.3
Income tax assets - net	(66.7)	(43.8)
Invested capital	$1,027.4	$985.1

Adjusted ROIC	6.9%	4.2%
(1)
The adjustments in 2026 represent the addback of $2.5 million of costs associated with a legal matter and $0.3 million of other one-time costs. The adjustment in 2025 represents the addback of $3.6 million of costs associated with a legal matter with the EPA.

Adjusted Net Income (Loss) and Adjusted DEPS

The Company defines adjusted net income (loss) as net income (loss) plus the addback or subtraction of restructuring and other non-recurring items. Adjusted DEPS is defined as adjusted net income (loss) divided by diluted weighted average shares outstanding. Diluted weighted average common shares outstanding are adjusted for the effect of dilutive stock awards when there is net income on an adjusted basis, as applicable. The reconciliation of net income (loss) and diluted net income (loss) per share to adjusted net income (loss) and Adjusted DEPS for the three and six months ended June 30, 2026 and 2025 are summarized as follows. All dollar amounts are in millions, except per share data and share amounts.

	Three Months Ended June 30,
	2026			2025
	As reported	Adjustments	Adjusted	As reported	Adjustments	Adjusted
Gross profit	$123.1	$—	$123.1	$99.0	$—	$99.0
Engineering, selling and administrative expenses (1)	(90.4)	2.0	(88.4)	(87.4)	—	(87.4)
Amortization of intangible assets	(0.8)	—	(0.8)	(0.8)	—	(0.8)
Restructuring expense (2)	(0.8)	0.8	—	(1.0)	1.0	—
Operating income	31.1	2.8	33.9	9.8	1.0	10.8
Interest expense	(9.2)	—	(9.2)	(9.2)	—	(9.2)
Amortization of deferred financing fees	(0.3)	—	(0.3)	(0.3)	—	(0.3)
Other income (expense) - net (3)	(0.2)	—	(0.2)	1.0	0.6	1.6
Income before income taxes	21.4	2.8	24.2	1.3	1.6	2.9
(Provision) benefit for income taxes (4)	(7.2)	(0.2)	(7.4)	0.2	(0.3)	(0.1)
Net income	$14.2	$2.6	$16.8	$1.5	$1.3	$2.8

Diluted weighted average common shares outstanding	36,529,556		36,529,556	35,823,866		35,823,866

Diluted net income per share	$0.39		$0.46	$0.04		$0.08
(1)
The adjustment in 2026 represents the addback of $2.0 million of costs associated with a legal matter.
(2)
The adjustments in 2026 and 2025 represent the addback of restructuring expense.
(3)
The adjustment in 2025 represents $0.6 million of interest related to settlement of a legal matter with the EPA.
(4)
The adjustments in 2026 and 2025 represent the net income tax impact of items (1) and (2).

	Six Months Ended June 30,
	2026			2025
	As reported	Adjustments	Adjusted	As reported	Adjustments	Adjusted
Gross profit	$218.4	$—	$218.4	$188.8	$—	$188.8
Engineering, selling and administrative expenses (1)	(181.0)	2.8	(178.2)	(170.3)	—	(170.3)
Amortization of intangible assets	(1.6)	—	(1.6)	(1.6)	—	(1.6)
Restructuring expense (2)	(1.6)	1.6	—	(1.8)	1.8	—
Operating income	34.2	4.4	38.6	15.1	1.8	16.9
Interest expense	(18.1)	—	(18.1)	(17.9)	—	(17.9)
Amortization of deferred financing fees	(0.7)	—	(0.7)	(0.7)	—	(0.7)
Other expense - net (3)	(3.3)	—	(3.3)	(4.0)	0.6	(3.4)
Income (loss) before income taxes	12.1	4.4	16.5	(7.5)	2.4	(5.1)
(Provision) benefit for income taxes (4)	(3.9)	(0.4)	(4.3)	2.7	(0.5)	2.2
Net income (loss)	$8.2	$4.0	$12.2	$(4.8)	$1.9	$(2.9)

Diluted weighted average common shares outstanding	36,625,619		36,625,619	35,363,682		35,363,682

Diluted net income (loss) per share	$0.22		$0.33	$(0.14)		$(0.08)
(1)
The adjustments in 2026 represent the addback of $2.5 million of costs associated with a legal matter and $0.3 million of other one-time costs.
(2)
The adjustments in 2026 and 2025 represent the addback of restructuring expense.

(3)
The adjustment in 2025 represents $0.6 million of interest related to settlement of a legal matter with the EPA.
(4)
The adjustments in 2026 and 2025 represent the net income tax impact of items (1) and (2).

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income (loss) before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring expense, other income (expense) - net, and certain other non-recurring items.

The reconciliation of net income (loss) to EBITDA, and further to adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 and trailing twelve months is summarized as follows.

	Three Months Ended June 30,		Six Months Ended June 30,		Trailing Twelve
	2026	2025	2026	2025	Months
Net income (loss)	$14.2	$1.5	$8.2	$(4.8)	$20.2
Interest expense and amortization of deferred financing fees	9.5	9.5	18.8	18.6	39.4
Provision (benefit) for income taxes	7.2	(0.2)	3.9	(2.7)	11.8
Depreciation expense	14.2	14.7	28.3	29.5	58.7
Amortization of intangible assets	0.8	0.8	1.6	1.6	3.1
EBITDA	45.9	26.3	60.8	42.2	133.2
Restructuring expense	0.8	1.0	1.6	1.8	4.7
Other non-recurring items - net (1)	2.0	—	2.8	—	2.8
Other (income) expense - net (2)	0.2	(1.0)	3.3	4.0	1.5
Adjusted EBITDA	$48.9	$26.3	$68.5	$48.0	$142.2

Adjusted EBITDA margin percentage	8.2%	4.9%	6.3%	4.8%	6.4%

(1)
Other non-recurring items - net for the three months ended June 30, 2026 relate to $2.0 million of costs associated with a legal matter. Other non-recurring items - net for the six months ended June 30, 2026 relate to $2.5 million of costs associated with a legal matter and $0.3 million of other one-time costs.
(2)
Other (income) expense - net includes net foreign currency (gains) losses, other components of net periodic pension costs, and other items in the three, six, and trailing twelve months ended June 30, 2026 and the three and six months ended June 30, 2025.

Free Cash Flows

Free cash flows is defined as net cash provided by operating activities less cash outflow from investment in capital expenditures. The reconciliation of net cash provided by operating activities to free cash flows for the six months ended June 30, 2026 and 2025 is summarized as follows.

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used for) operating activities	$35.4	$(54.8)
Capital expenditures	(22.3)	(16.8)
Free cash flows	$13.1	$(71.6)

Critical Accounting Policies

The Company's critical accounting policies have not materially changed since the 2025 Annual Report on Form 10-K was filed. Refer to the Critical Accounting Policies and Estimates in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Annual Report on Form 10-K for the year ended December 31, 2025 for information about the Company’s policies, methodology and assumptions related to critical accounting policies.

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

On May 1, 2026, the Company voluntarily submitted a prior disclosure to U.S. Customs and Border Protection related to potential errors in the methodology used to calculate tariffs on the Company’s imports of steel and steel derivative products between April 29, 2021 and April 29, 2026. The disclosure was made proactively given uncertainty with respect to calculating certain tariffs and with the intent of mitigating potential penalties in the event errors are identified. The Company has paid approximately $18.0 million of Section 232 tariffs during the 5-year period covered by the prior disclosure. The Company believes it has a strong legal and factual basis for the method of calculation and the amount of tariffs paid. The final resolution of this matter could result in material incremental tariffs, refunds, credits, interest, or legal or administrative costs, and could materially adversely affect our business, financial condition, results of operations, or cash flows.

Item 5. Other Information

(c) During the three months ended June 30, 2026, no director or Section 16 officer of the Company adopted a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

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

Date: August 7, 2026	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ryan M. Palmer
Ryan M. Palmer
Vice President, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)