Form 10-Q
period 2026-09-30
MANITOWOC CO INC
filed 2026-11-04
CIK 61986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of September 30, 2026, the registrant had 36,106,976 shares of common stock, $.01 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

(In millions, except per share and share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$613.8	$553.4	$1,703.3	$1,563.8
Cost of sales	492.0	450.8	1,363.1	1,272.4
Gross profit	121.8	102.6	340.2	291.4
Operating costs and expenses:
Engineering, selling and administrative expenses	88.9	83.4	269.9	253.7
Amortization of intangible assets	0.7	0.7	2.3	2.3
Restructuring expense	0.4	—	2.0	1.8
Total operating costs and expenses	90.0	84.1	274.2	257.8
Operating income	31.8	18.5	66.0	33.6
Other expense:
Interest expense	(9.2)	(9.8)	(27.3)	(27.7)
Amortization of deferred financing fees	(0.4)	(0.4)	(1.1)	(1.1)
Other expense - net	(3.4)	(0.8)	(6.7)	(4.8)
Total other expense	(13.0)	(11.0)	(35.1)	(33.6)
Income before income taxes	18.8	7.5	30.9	—
Provision (benefit) for income taxes	7.8	2.5	11.7	(0.2)
Net income	$11.0	$5.0	$19.2	$0.2

Per Share Data and Share Amounts:
Basic net income per common share	$0.30	$0.14	$0.53	$0.01

Diluted net income per common share	$0.30	$0.14	$0.52	$0.01

Weighted average shares outstanding - basic	36,085,624	35,467,707	35,916,406	35,398,738
Weighted average shares outstanding - diluted	36,898,489	36,264,880	36,717,431	35,951,308

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Comprehensive Income

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$11.0	$5.0	$19.2	$0.2
Other comprehensive income, net of income tax
Unrealized gain (loss) on derivatives, net of income tax (provision) benefit of $(0.1), $0.7, $0.4 and $(0.9), respectively	0.4	(2.0)	(1.0)	2.8
Employee pension and postretirement benefit (expense) income, net of income tax provision of $0.0, $0.0, $0.0 and $0.0, respectively	(0.2)	0.1	(0.4)	(1.0)
Foreign currency translation adjustments, net of income tax benefit (provision) of $0.3, $0.1, $1.1, and $(6.6), respectively	(0.4)	(2.8)	(1.8)	37.1
Total other comprehensive income (loss), net of income tax	(0.2)	(4.7)	(3.2)	38.9
Comprehensive income	$10.8	$0.3	$16.0	$39.1

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2026 and December 31, 2025

(Unaudited)

(In millions, except par value and share amounts)

	September 30, 2026	December 31, 2025
Assets
Current Assets:
Cash and cash equivalents	$64.7	$77.3
Accounts receivable, less allowances of $6.6 and $5.8, respectively	313.0	281.3
Inventories - net	813.4	683.9
Other current assets	49.5	54.1
Total current assets	1,240.6	1,096.6
Property, plant and equipment — net	332.2	343.0
Operating lease right-of-use assets	61.7	68.0
Goodwill	80.8	79.6
Intangible assets — net	120.1	125.1
Other non-current assets	103.1	105.9
Total assets	$1,938.5	$1,818.2
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$494.2	$401.6
Customer advances	20.4	18.3
Short-term borrowings and current portion of long-term debt	17.1	13.7
Product warranties	33.7	36.2
Other liabilities	22.3	21.8
Total current liabilities	587.7	491.6
Non-Current Liabilities:
Long-term debt	461.1	447.1
Operating lease liabilities	46.9	53.6
Deferred income taxes	2.9	2.3
Pension obligations	41.4	45.3
Postretirement health and other benefit obligations	2.7	3.1
Long-term deferred revenue	23.7	18.8
Other non-current liabilities	59.2	61.2
Total non-current liabilities	637.9	631.4
Commitments and contingencies (Note 17)
Stockholders' Equity:
Preferred stock (3,500,000 shares authorized of $.01 par value; none outstanding)	—	—
Common stock (75,000,000 shares authorized, 40,793,983 shares issued, 36,106,976 and 35,473,418 shares outstanding, respectively)	0.4	0.4
Additional paid-in capital	610.8	616.7
Accumulated other comprehensive loss	(68.5)	(65.3)
Retained earnings	225.7	206.5
Treasury stock, at cost (4,687,007 and 5,320,565 shares, respectively)	(55.5)	(63.1)
Total stockholders' equity	712.9	695.2
Total liabilities and stockholders' equity	$1,938.5	$1,818.2

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2026 and 2025

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income	$19.2	$0.2
Adjustments to reconcile net income to cash provided by (used for) operating activities:
Depreciation expense	42.5	44.4
Amortization of intangible assets	2.3	2.3
Stock-based compensation expense	5.3	6.8
Amortization of deferred financing fees	1.1	1.1
Gain on sale of property, plant and equipment	(1.7)	(0.2)
Deferred income tax expense	5.0	—
Changes in operating assets and liabilities
Accounts receivable	(34.7)	(7.5)
Inventories	(147.4)	(148.4)
Other assets	9.6	(6.4)
Accounts payable	63.2	79.2
Accrued expenses and other liabilities	37.8	(40.4)
Net cash provided by (used for) operating activities	2.2	(68.9)
Cash Flows from Investing Activities:
Capital expenditures	(31.2)	(24.7)
Proceeds from sale of property, plant and equipment	4.1	0.5
Purchase of assets	—	(12.9)
Net cash used for investing activities	(27.1)	(37.1)
Cash Flows from Financing Activities:
Payments on revolving credit facility	—	(15.0)
Proceeds from revolving credit facility	17.6	107.2
Proceeds from other debt	11.2	8.3
Payments on other debt	(8.9)	—
Exercises of stock options	0.6	—
Other financing activities	(7.5)	(4.6)
Net cash provided by financing activities	13.0	95.9
Effect of exchange rate changes on cash and cash equivalents	(0.7)	1.8
Net decrease in cash and cash equivalents	(12.6)	(8.3)
Cash and cash equivalents at beginning of period	77.3	48.0
Cash and cash equivalents at end of period	$64.7	$39.7
Supplemental Cash Flow Information
Interest paid	$20.5	$21.3
Income taxes paid	9.6	5.4
Operating right-of-use assets obtained	8.6	15.7
Finance right-of-use assets obtained	5.9	8.0

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Condensed Consolidated Statements of Equity

For the three and nine months ended September 30, 2026 and 2025

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common Stock - Par Value
Balance at beginning of period	$0.4	$0.4	$0.4	$0.4
Balance at end of period	$0.4	$0.4	$0.4	$0.4
Additional Paid-in Capital
Balance at beginning of period	$610.4	$613.6	$616.7	$615.1
Stock compensation plans	0.4	1.0	(5.9)	(0.5)
Balance at end of period	$610.8	$614.6	$610.8	$614.6
Accumulated Other Comprehensive Loss
Balance at beginning of period	$(68.3)	$(64.0)	$(65.3)	$(107.6)
Other comprehensive income (loss)	(0.2)	(4.7)	(3.2)	38.9
Balance at end of period	$(68.5)	$(68.7)	$(68.5)	$(68.7)
Retained Earnings
Balance at beginning of period	$214.7	$194.5	$206.5	$199.3
Net income	11.0	5.0	19.2	0.2
Balance at end of period	$225.7	$199.5	$225.7	$199.5
Treasury Stock
Balance at beginning of period	$(56.1)	$(63.2)	$(63.1)	$(67.1)
Stock compensation plans	0.6	0.1	7.6	4.0
Balance at end of period	$(55.5)	$(63.1)	$(55.5)	$(63.1)
Total stockholders' equity	$712.9	$682.7	$712.9	$682.7

The accompanying notes are an integral part to these Condensed Consolidated Financial Statements.

THE MANITOWOC COMPANY, INC.

Notes to Unaudited Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2026 and 2025

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

In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements contain all adjustments necessary for a fair statement of the results of operations for the three and nine months ended September 30, 2026 and 2025, the cash flows for the same nine month periods, and the financial positions as of September 30, 2026 and December 31, 2025, and except as otherwise discussed, such adjustments consist of only those of a normal recurring nature. The balance sheet as of December 31, 2025 was derived from the audited annual financial statements. The interim results are not necessarily indicative of results for a full year and do not contain all of the information included in the Company’s annual consolidated financial statements and notes for the year ended December 31, 2025. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), have been condensed or omitted pursuant to SEC rules and regulations dealing with interim financial statements. However, the Company believes that the disclosures made in the Condensed Consolidated Financial Statements included herein are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

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

3. Net Sales

The Company defers revenue when cash payments are received from customers in advance of satisfying the related performance obligation. These amounts are recorded as customer advances in the Condensed Consolidated Balance Sheets. The table below shows the change in the customer advances balance for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$17.0	$23.7	$18.3	$18.0
Cash received in advance of satisfying performance obligations	38.7	39.3	112.9	104.7
Revenue recognized	(35.2)	(45.2)	(110.2)	(106.3)
Currency translation	(0.1)	—	(0.6)	1.4
Balance at end of period	$20.4	$17.8	$20.4	$17.8

The Company recognizes a contract asset for certain remanufacturing, repair, and field service work when service is performed but unbilled as of the end of the period. Contract assets are recorded in other current assets in the Condensed Consolidated Balance Sheets. Contract assets were $14.6 million and $11.7 million as of September 30, 2026 and December 31, 2025, respectively.

4. Fair Value of Financial Instruments

The following table sets forth the Company’s financial assets and liabilities related to foreign currency exchange contracts (“FX Forward Contracts”) and The Manitowoc Company, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”) that were accounted for at fair value as of September 30, 2026 and December 31, 2025.

	Fair Value as of September 30, 2026
	Level 1	Level 2	Level 3	Total	Recognized Location
Assets:
FX Forward Contracts	$—	$0.1	$—	$0.1	Other current assets
Deferred Compensation Plan - Program B	10.3	—	—	10.3	Other non-current assets
Total assets at fair value	$10.3	$0.1	$—	$10.4

Current Liabilities:
FX Forward Contracts	$—	$1.4	$—	$1.4	Accounts payable and accrued expenses

	Fair Value as of December 31, 2025
	Level 1	Level 2	Level 3	Total	Recognized Location
Assets:
FX Forward Contracts	$—	$0.6	$—	$0.6	Other current assets
Deferred Compensation Plan - Program B	9.5	—	—	9.5	Other non-current assets
Total assets at fair value	$9.5	$0.6	$—	$10.1

Current Liabilities:
FX Forward Contracts	$—	$0.5	$—	$0.5	Accounts payable and accrued expenses

The fair value of the $300.0 million senior secured second lien notes due on October 1, 2031, with an annual coupon rate of 9.25% (the “2031 Notes”), was approximately $316.8 million as of September 30, 2026. Refer to Note 10, “Debt,” for a description of the 2031 Notes and the related carrying value.

The Company endeavors to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company estimates the fair value of its 2031 Notes based on quoted market prices of the instruments; because these markets are typically actively traded, the liabilities are classified as Level 1 within the valuation hierarchy. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and short-term variable debt, including any amounts outstanding under the Company's revolving credit facility, approximate fair value, without being discounted as of September 30, 2026, due to the short-term nature of these instruments.

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

From time to time, the Company enters into FX Forward Contracts to manage the exposure on forecasted transactions denominated in non-functional currencies and to manage the risk of transaction gains and losses associated with assets/liabilities in currencies other than the functional currency of certain subsidiaries. Certain of these FX Forward Contracts are designated as cash flow hedges. To the extent these derivatives are effective in offsetting the variability of the hedged cash flows, changes in the derivatives’ fair value are not included in current earnings but are included in accumulated other comprehensive income (loss) (“AOCI”). These changes in fair value are reclassified into earnings as a component of cost of sales, as applicable, when the forecasted transaction impacts earnings. In addition, if the forecasted transaction is no longer probable, the cumulative change in the derivatives’ fair value is recorded as a component of other expense – net in the period in which the transaction is no longer considered probable of occurring. During the nine months ended September 30, 2026, $5.0 million of forecasted transactions were no longer probable of occurring, resulting in a net loss of $0.1 million being recorded to other expense - net in the Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2025, $1.6 million of forecasted transactions were no longer probable of occurring, resulting in a net gain of $0.1 million being recorded to other expense - net in the Condensed Consolidated Statement of Operations. No amounts were recorded related to forecasted transactions no longer being probable during the three months ended September 30, 2026.

The Company had FX Forward Contracts with aggregate notional amounts of $50.4 million and $108.7 million in U.S. dollar equivalent as of September 30, 2026 and December 31, 2025, respectively. The aggregate notional amount outstanding as of September 30, 2026 is scheduled to mature within one year. The FX Forward Contracts purchased are denominated in various foreign currencies. Net unrealized gains (losses), net of income tax, recorded in AOCI were $(0.3) million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively.

The net gains (losses) recorded in the Condensed Consolidated Statements of Operations for FX Forward Contracts for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized Location	2026	2025	2026	2025
Designated	Cost of sales	$(0.6)	$2.2	$(0.8)	$3.1
Non-Designated	Other income (expense) - net	$0.4	$(2.0)	$2.4	$(2.5)

6. Inventories

The components of inventories as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026	December 31, 2025
Raw materials	$205.7	$189.2
Work-in-process	202.3	136.7
Finished goods	405.4	358.0
Total inventories	$813.4	$683.9

7. Property, Plant, and Equipment

The components of property, plant, and equipment as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026	December 31, 2025
Land	$14.8	$15.5
Building and improvements	214.9	219.7
Machinery, equipment, and tooling	350.1	357.4
Furniture and fixtures	14.9	14.5
Computer hardware and software	133.3	131.7
Rental cranes	179.7	175.8
Construction in progress	8.6	7.3
Total cost	916.3	921.9
Less accumulated depreciation	(584.1)	(578.9)
Property, plant, and equipment — net	$332.2	$343.0

Property, plant, and equipment is depreciated over the estimated useful life using the straight-line depreciation method for financial reporting and accelerated methods for income tax purposes.

Additions to property, plant, and equipment included in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 were $3.4 million and $1.8 million, respectively.

Assets Held for Sale

During the nine months ended September 30, 2026, the Company committed to a plan to sell its Bauxite, Arkansas facility and certain related assets. The Company determined the assets met the criteria for classification as held for sale under Accounting Standards Codification (“ASC”) Topic 360, “Property, Plant, and Equipment,” as the assets are available for immediate sale in their present condition and management has committed to and initiated an active program to locate a buyer. Depreciation on these assets ceased upon their reclassification as assets held for sale and the assets were recorded at the lower of their carrying amount or estimated fair value less costs to sell.

During the nine months ended September 30, 2026, the Company sold $0.7 million of buildings, $0.5 million of machinery and equipment, and $0.2 million of land and land improvements for cash proceeds net of selling costs of $1.4 million. As of September 30, 2026, there are no remaining assets held for sale recorded in other current assets on the Condensed Consolidated Balance Sheets.

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2026 are summarized as follows:

	Americas	MEAP	Consolidated
Balance as of December 31, 2025	$14.4	$65.2	$79.6
Foreign currency impact	—	1.2	1.2
Balance as of September 30, 2026	$14.4	$66.4	$80.8

The gross carrying amount, accumulated impairment and net book value of the Company's goodwill balances by reportable segment as of September 30, 2026 and December 31, 2025, are summarized as follows:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value	Gross Carrying Amount	Accumulated Impairment Amount	Net Book Value
Americas	$180.9	$(166.5)	$14.4	$180.9	$(166.5)	$14.4
EURAF	82.2	(82.2)	—	82.2	(82.2)	—
MEAP	66.4	—	66.4	65.2	—	65.2
Total	$329.5	$(248.7)	$80.8	$328.3	$(248.7)	$79.6

The Company performs its annual goodwill impairment test during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the assets. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three and nine months ended September 30, 2026.

The gross carrying amount, accumulated amortization, and net book value of the Company’s other intangible assets other than goodwill as of September 30, 2026 and December 31, 2025, are summarized as follows:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value	Gross Carrying Amount	Accumulated Amortization Amount	Net Book Value
Definite lived intangible assets:
Customer relationships	$27.8	$(15.7)	$12.1	$28.0	$(14.6)	$13.4
Patents	29.6	(29.4)	0.2	30.3	(30.0)	0.3
Noncompetition agreements	4.2	(4.2)	—	4.2	(3.6)	0.6
Trademarks and tradenames	2.2	(2.2)	—	2.2	(1.9)	0.3
Total	$63.8	$(51.5)	$12.3	$64.7	$(50.1)	$14.6
Indefinite-lived intangible assets:
Trademarks and tradenames	$93.2	$—	$93.2	$95.5	$—	$95.5
Distribution network	14.6	—	14.6	15.0	—	15.0
Total	107.8	—	107.8	110.5	—	110.5
Total other intangible assets	$171.6	$(51.5)	$120.1	$175.2	$(50.1)	$125.1

The Company performs its annual indefinite-lived intangible assets impairment testing during the fourth quarter, or more frequently if events or changes in circumstances indicate that there might be an impairment of the asset. The Company will continue to monitor changes in circumstances and test more frequently if those changes indicate that assets might be impaired. The Company determined there was no triggering event during the three and nine months ended September 30, 2026.

Definite lived intangible assets and long-lived assets are subject to impairment testing whenever events or circumstances indicate that the carrying value of the assets may not be recoverable. The Company determined there was no triggering event during the three and nine months ended September 30, 2026.

Other intangible assets with definite lives are amortized over their estimated useful lives.

9. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026	December 31, 2025
Trade accounts payable	$303.6	$242.3
Employee-related expenses	63.7	51.1
Accrued vacation	28.3	27.0
Miscellaneous accrued expenses	98.6	81.2
Total accounts payable and accrued expenses	$494.2	$401.6

10. Debt

Outstanding debt as of September 30, 2026 and December 31, 2025 is summarized as follows:

	September 30, 2026	December 31, 2025
Borrowings under senior secured asset based revolving credit facility	$159.3	$144.6
Senior secured second lien notes due 2031	300.0	300.0
Other debt	22.7	20.6
Deferred financing costs	(3.8)	(4.4)
Total debt	478.2	460.8
Short-term borrowings and current portion of long-term debt	(17.1)	(13.7)
Long-term debt	$461.1	$447.1

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

As of September 30, 2026 and December 31, 2025, the Company had borrowings on the ABL Revolving Credit Facility of $159.3 million and $144.6 million, respectively. The spreads for Term Benchmark, Applicable Overnight Rate, CBR and RFR spread and Alternative Base Rate borrowings were deemed to be in Category 2 for the period from January 1, 2026 to September 30, 2026. As of September 30, 2026, there was excess availability of $162.1 million, which represents revolver borrowing capacity of $325.0 million less $159.3 million of borrowings outstanding and $3.6 million of U.S. letters of credit outstanding.

As of September 30, 2026, the Company had other indebtedness outstanding of $22.7 million that had a weighted-average interest rate of approximately 4.0%. This debt includes balances on local credit lines, overdraft facilities, and other financing arrangements.

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

As of September 30, 2026, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and the 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months.

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

For the three and nine months ended September 30, 2026, cash proceeds from the factoring of accounts receivable qualifying as sales were $69.0 million and $197.3 million, respectively. For the three and nine months ended September 30, 2025, cash proceeds from the factoring of accounts receivable qualifying as sales were $63.7 million and $183.1 million, respectively.

Financing charges incurred from the factoring of accounts receivable qualifying as sales for the three and nine months ended September 30, 2026 and 2025 were immaterial.

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

For the three months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes of $7.8 million and $2.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes of $11.7 million and a benefit for income taxes of $0.2 million, respectively.

As of September 30, 2026 and December 31, 2025, the Company’s unrecognized tax benefits, excluding interest and penalties, were $10.9 million and $15.7 million, respectively.

13. Net Income Per Common Share

The following is a reconciliation of the weighted average shares outstanding used to compute basic and diluted net income per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic weighted average common shares outstanding	36,085,624	35,467,707	35,916,406	35,398,738
Effect of dilutive securities - equity compensation awards	812,865	797,173	801,025	552,570
Diluted weighted average common shares outstanding	36,898,489	36,264,880	36,717,431	35,951,308

Equity compensation awards for which total employee proceeds from exercise exceed the average fair value of the same equity incentive instrument over the period have an anti-dilutive effect on earnings per share during periods with net income, and accordingly, are excluded from diluted weighted average common shares outstanding. Anti-dilutive equity instruments of 249,287 and 451,657 were excluded from the diluted weighted average common shares outstanding for the three months ended September 30, 2026 and 2025, respectively. Anti-dilutive equity instruments of 406,264 and 922,786 were excluded from the diluted weighted average common shares outstanding for the nine months ended September 30, 2026 and 2025, respectively.

No cash dividends were declared or paid during the three and nine months ended September 30, 2026 and 2025.

14. Equity

Authorized capital consists of 75.0 million shares of $0.01 par value common stock and 3.5 million shares of $0.01 par value preferred stock. None of the preferred shares have been issued.

As of September 30, 2026, the Company has $29.3 million remaining under an authorization from the Board of Directors to purchase up to $35.0 million of the Company’s common stock at management’s discretion. No purchases were made during the three and nine months ended September 30, 2026.

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the three months ended September 30, 2026 and 2025 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of June 30, 2025	$3.1	$(8.8)	$(58.3)	$(64.0)
Other comprehensive (loss) income before reclassifications	(0.4)	0.2	(2.8)	(3.0)
Amounts reclassified from accumulated other comprehensive loss	(1.6)	(0.1)	—	(1.7)
Net other comprehensive (loss) income	(2.0)	0.1	(2.8)	$(4.7)
Balance as of September 30, 2025	$1.1	$(8.7)	$(61.1)	$(68.7)

Balance as of June 30, 2026	$(0.7)	$(4.3)	$(63.3)	$(68.3)
Other comprehensive loss before reclassifications	(0.4)	(0.1)	(0.4)	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	0.8	(0.1)	—	0.7
Net other comprehensive income (loss)	0.4	(0.2)	(0.4)	(0.2)
Balance as of September 30, 2026	$(0.3)	$(4.5)	$(63.7)	$(68.5)

A reconciliation of the changes in accumulated other comprehensive loss, net of income tax, by component for the nine months ended September 30, 2026 and 2025 are summarized as follows:

	Cash Flow Hedges	Pension & Postretirement	Foreign Currency Translation	Total
Balance as of December 31, 2024	$(1.7)	$(7.7)	$(98.2)	$(107.6)
Other comprehensive income (loss) before reclassifications	5.1	(0.9)	37.1	41.3
Amounts reclassified from accumulated other comprehensive loss	(2.3)	(0.1)	—	(2.4)
Net other comprehensive income (loss)	2.8	(1.0)	37.1	38.9
Balance as of September 30, 2025	$1.1	$(8.7)	$(61.1)	$(68.7)

Balance as of December 31, 2025	$0.7	$(4.1)	$(61.9)	$(65.3)
Other comprehensive loss before reclassifications	(2.0)	(0.2)	(1.8)	(4.0)
Amounts reclassified from accumulated other comprehensive income (loss)	1.0	(0.2)	—	0.8
Net other comprehensive loss	(1.0)	(0.4)	(1.8)	(3.2)
Balance as of September 30, 2026	$(0.3)	$(4.5)	$(63.7)	$(68.5)

A reconciliation of the reclassifications from accumulated other comprehensive loss, net of income tax, for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Amount Reclassified out of Accumulated Other Comprehensive Loss
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025		Recognized Location
Gains (losses) on cash flow hedges
FX Forward Contracts	$(0.6)	$2.2	$(0.8)	$3.1		Cost of sales
Total before income taxes	(0.6)	2.2	(0.8)	3.1
Provision for income taxes	(0.2)	(0.6)	(0.2)	(0.8)
Total, net of income taxes	$(0.8)	$1.6	$(1.0)	$2.3

Amortization of pension and postretirement items
Actuarial gains	$0.1	$0.1	$0.2	$0.1	(a)	Other income (expense) - net
Total before income taxes	0.1	0.1	0.2	0.1
Provision for income taxes	—	—	—	—
Total, net of income taxes	$0.1	$0.1	$0.2	$0.1

Total reclassifications for the period, net of income taxes	$(0.7)	$1.7	$(0.8)	$2.4

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

As of September 30, 2026, the Company had a liability of $1.9 million recorded in accounts payable and accrued expenses in the Condensed Consolidated Balance Sheets related to awards that are expected to settle in cash.

Stock-based compensation expense, including cash-settled liability awards, was $1.5 million and $1.1 million for the three months ended September 30, 2026 and 2025, respectively. Stock-based compensation expense, including cash-settled liability awards, was $6.9 million and $7.1 million for the nine months ended September 30, 2026 and 2025, respectively. The Company reports stock-based compensation expense within engineering, selling, and administrative expenses in the Condensed Consolidated Statements of Operations. The Company recognizes stock-based compensation expense over the award’s vesting period, subject to the retirement, death, or disability provisions of the 2013 Omnibus Incentive Plan or the 2025 Omnibus Incentive Plan, as applicable.

The Company granted 406,968 restricted stock units, inclusive of 89,088 director awards, during the nine months ended September 30, 2026. The Company granted 628,499 restricted stock units, inclusive of 130,207 director awards, during the nine months ended September 30, 2025. The restricted stock units granted to employees vest in three annual increments over a three-year period beginning on the grant date and director awards vest one year from the grant date.

The Company issued 284,072 performance shares to employees during the nine months ended September 30, 2026. The Company issued 437,969 performance shares to employees during the nine months ended September 30, 2025. Performance share units vest after three years and are earned based on the extent to which performance goals are met over the applicable performance period. The performance goals and the applicable performance period vary for each grant year.

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

The following tables show information by reportable segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total
Revenues from external customers	$333.5	$183.4	$96.9	$613.8	$903.8	$548.0	$251.5	$1,703.3
Less: (a)
Cost of sales	260.1	156.3	75.6	492.0	711.2	456.9	195.0	1,363.1
Engineering, selling, and administration costs	34.3	36.8	7.6	78.7	106.6	108.1	20.7	235.4
Other segment items (b)	1.1	—	—	1.1	3.6	0.7	—	4.3
Segment operating income (loss)	38.0	(9.7)	13.7	42.0	82.4	(17.7)	35.8	100.5

Reconciliation of segment operating income (loss)
Interest expense				(9.2)				(27.3)
Amortization of deferred financing fees				(0.4)				(1.1)
Other expense - net				(3.4)				(6.7)
Unallocated amounts:
Other corporate expenses				(10.2)				(34.5)
Income before income taxes				$18.8				$30.9

Other Segment Disclosures
Depreciation and amortization (c)	8.5	5.5	0.8	14.8	25.7	16.4	2.3	44.4
Capital expenditures	4.3	3.6	1.0	8.9	18.4	10.8	2.0	31.2
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

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
	Americas	EURAF	MEAP	Total	Americas	EURAF	MEAP	Total
Revenues from external customers	$306.4	$163.2	$83.8	$553.4	$888.9	$461.3	$213.6	$1,563.8
Less: (a)
Cost of sales	246.2	140.0	64.6	450.8	717.4	394.1	160.9	1,272.4
Engineering, selling, and administration costs	33.8	33.3	6.2	73.3	99.5	101.9	18.5	219.9
Other segment items (b)	0.9	0.1	—	1.0	2.7	1.4	-	4.1
Segment operating income (loss)	25.5	(10.2)	13.0	28.3	69.3	(36.1)	34.2	67.4

Reconciliation of segment operating income (loss)
Interest expense				(9.8)				(27.7)
Amortization of deferred financing fees				(0.4)				(1.1)
Other income (expense) - net				(0.8)				(4.8)
Unallocated amounts:
Other corporate expenses				(9.8)				(33.8)
Income (loss) before income taxes				$7.5				$-

Other Segment Disclosures
Depreciation and amortization (c)	8.7	5.5	0.7	14.9	26.0	16.4	2.1	44.5
Capital expenditures	2.5	4.7	0.5	7.7	11.8	10.2	2.0	24.0
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

Net sales by geographic area for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States	$294.4	$277.9	$798.1	$805.3
Europe	179.3	157.5	522.8	446.6
Other	140.1	118.0	382.4	311.9
Total net sales	$613.8	$553.4	$1,703.3	$1,563.8

New machine and non-new machine sales for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
New machine sales	$439.7	$376.0	$1,191.3	$1,064.2
Non-new machine sales	174.1	177.4	512.0	499.6
Total net sales	$613.8	$553.4	$1,703.3	$1,563.8

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

As of September 30, 2026, various product-related lawsuits were pending. To the extent permitted under applicable law, all of these lawsuits are insured with self-insurance retention levels. The Company’s self-insurance retention levels vary by business and have fluctuated over the last 10 years. As of September 30, 2026, the largest self-insured retention level for new occurrences currently maintained by the Company is $3.0 million per occurrence and applies to product liability claims arising in North America.

As of September 30, 2026, current and long-term product liability reserves were $1.5 million and $8.2 million, respectively. As of December 31, 2025, current and long-term product liability reserves were $2.0 million and $6.8 million, respectively. Current product liability reserves are included within other liabilities and long-term product liability reserves are included within other non-current liabilities in the Condensed Consolidated Balance Sheets. These amounts are not reduced for insurance recoveries for claims above the Company's self-insured retention level. As of September 30, 2026 and December 31, 2025, the Company had zero estimated insurance recoveries included in other current assets in the Condensed Consolidated Balance Sheets.

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

18. Guarantees

The Company periodically enters into transactions with customers that provide for buyback commitments. The Company evaluates each agreement at inception to determine if the customer has a significant economic incentive to exercise the buyback option. If it is determined that the customer has a significant economic incentive to exercise that right, the revenue is deferred and the agreement is accounted for as a lease in accordance with ASC Topic 842, “Leases” (“Topic 842”). If it is determined that the customer does not have a significant economic incentive to exercise that right, then revenue is recognized when control of the product is transferred to the customer. The revenue deferred related to buyback obligations accounted for under Topic 842 included in other current and non-current liabilities as of September 30, 2026 and December 31, 2025 was $19.3 million and $18.7 million, respectively. The total amount of buyback commitments given by the Company and outstanding as of September 30, 2026 and December 31, 2025 was $42.6 million and $39.8 million, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes. The buyback commitments expire at various times through 2032. The Company also has various loss guarantees with maximum liabilities of $21.4 million and $24.0 million as of September 30, 2026 and December 31, 2025, respectively. These amounts are not reduced for amounts the Company would recover from the repossession and subsequent resale of the cranes securing the related guarantees.

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

As of September 30, 2026 and December 31, 2025, the Company had reserves of $42.6 million and $45.0 million, respectively, for warranty and other warranty related work included in product warranties and other non-current liabilities in the Condensed Consolidated Balance Sheets. Certain of these warranty and other related claims involve matters in dispute that may ultimately be resolved by negotiation, arbitration, or litigation.

Below is a table summarizing the activity in warranty and other warranty related liabilites for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$42.6	$47.6	$45.0	$45.3
Adjustments for warranties issued in current period	8.5	8.4	22.4	28.6
Adjustments to pre-existing warranties	(1.4)	—	1.5	—
Settlements made (in cash or in kind) during the period	(7.0)	(10.8)	(25.8)	(31.2)
Currency translation	(0.1)	(0.1)	(0.5)	2.4
Balance at end of period	$42.6	$45.1	$42.6	$45.1

The long-term portion of the warranty liability is recorded in other non-current liabilities in the Condensed Consolidated Balance Sheets.

The Company sells extended warranty contracts, which it accounts for as a service type warranty under ASC Topic 606, “Revenue from Contracts with Customers.” Revenue associated with extended warranty contracts is deferred and amortized on a straight-line basis over the duration of the extended warranty period. As of September 30, 2026 and December 31, 2025, there was $12.9 million and $9.6 million, respectively, of deferred revenue included in both other liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The components of net periodic benefit cost (income) for the three and nine months ended September 30, 2026 and 2025 are summarized as follows:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$0.3	$—	$—	$0.3	$—
Interest cost of projected benefit obligations	1.1	0.7	—	1.3	0.6	0.1
Expected return on plan assets	(1.2)	(0.4)	—	(1.0)	(0.4)	—
Amortization of actuarial net (gain) loss	0.1	0.1	(0.3)	0.3	—	(0.4)
Net periodic benefit cost (income)	$—	$0.7	$(0.3)	$0.6	$0.5	$(0.3)

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
			Postretirement			Postretirement
	U.S.	Non-U.S.	Health and	U.S.	Non-U.S.	Health and
	Pension	Pension	Other	Pension	Pension	Other
	Plans	Plans	Plans	Plans	Plans	Plans
Service cost - benefits earned during the period	$—	$1.0	$—	$—	$0.9	$—
Interest cost of projected benefit obligations	3.4	2.0	0.1	3.8	1.8	0.2
Expected return on plan assets	(3.6)	(1.3)	—	(3.2)	(1.3)	—
Amortization of actuarial net (gain) loss	0.4	0.3	(0.9)	0.9	0.2	(1.2)
Net periodic benefit cost (income)	$0.2	$2.0	$(0.8)	$1.5	$1.6	$(1.0)

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
•
the ability to complete and appropriately integrate acquisitions, strategic alliances, joint ventures, and other significant transactions;
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
•
issues associated with the quality of materials, components, and products sourced from third parties and the ability to successfully resolve those issues;
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

Current Events

In 2026, the Company received $26.4 million of refunds from U.S. Customs and Border Protection related to previously paid International Emergency Economic Powers Act (“IEEPA”) tariffs. As a result of the refunds received, the Company recognized a $16.4 million net benefit to gross profit within the Condensed Consolidated Statement of Operations for the nine months ended September 30, 2026. The amount recognized in income before income taxes includes the $26.4 million IEEPA tariff refund, net of refunds provided to customers, adjustments to previously recognized tariff costs, and interest income. In addition, for the nine months ended September 30, 2026, the Company recognized $15.2 million of net tariff costs, primarily related to previous IEEPA tariff payments that were recorded in inventory at the beginning of the year. This resulted in a benefit of $2.1 million, inclusive of $0.9 million of interest income. The Company continues to monitor ongoing legal and regulatory developments related to tariffs.

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

Orders for the three months ended September 30, 2026 increased 37.6% to $676.4 million from $491.4 million for the same period in 2025. The increase in orders was primarily attributable to higher demand in the Americas and MEAP segments, and higher tower orders in the EURAF segment, partially offset by lower mobile orders in the EURAF segment. Orders were unfavorably impacted by $1.8 million from changes in foreign currency exchange rates.

Orders for the nine months ended September 30, 2026 increased 30.5% to $2,030.8 million from $1,555.6 million for the same period in 2025. The increase in orders was primarily attributable to higher demand in all of the Company’s three segments. Orders were favorably impacted by $30.3 million from changes in foreign currency exchange rates.

As of September 30, 2026, total backlog was $1,110.9 million, an increase of 40.0% from the December 31, 2025 backlog of $793.5 million, and an increase of 66.7% from the September 30, 2025 backlog of $666.5 million. Backlog was unfavorably impacted by $10.2 million from changes in foreign currency exchange rates since December 31, 2025 and was unfavorably impacted by $9.6 million from changes in foreign currency exchange rates since September 30, 2025.

Results of Operations For the Three and Nine Months Ended September 30, 2026 and 2025:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Net sales	613.8	553.4	10.9%	1,703.3	1,563.8	8.9%
Gross profit	121.8	102.6	18.7%	340.2	291.4	16.7%
Gross profit %	19.8%	18.5%		20.0%	18.6%
Engineering, selling and administrative expenses	88.9	83.4	6.6%	269.9	253.7	6.4%
Interest expense	9.2	9.8	(6.1)%	27.3	27.7	(1.4)%
Other expense - net	(3.4)	(0.8)	*	(6.7)	(4.8)	*
Provision (benefit) for income taxes	7.8	2.5	*	11.7	(0.2)	*

* Measure not meaningful.

Net Sales

Consolidated net sales for the three months ended September 30, 2026 increased 10.9% to $613.8 million from $553.4 million in the same period in 2025. This increase was primarily attributable to $63.8 million of higher new machine sales across all three of the Company's segments and $4.6 million of higher non-new machine sales in the Company's Americas and MEAP segments. This was partially offset by $8.0 million of lower non-new machine sales in the Company’s EURAF segment. Net sales were unfavorably impacted by $2.4 million from changes in foreign currency exchange rates.

Consolidated net sales for the nine months ended September 30, 2026 increased 8.9% to $1,703.3 million from $1,563.8 million in the same period in 2025. This increase was primarily attributable to $127.2 million of higher new machine sales across all three of the Company's segments and $16.4 million of higher non-new machine sales in the Company's Americas and MEAP segments. This was partially offset by $4.1 million of lower non-new machine sales in the Company’s EURAF segment. Net sales were favorably impacted by $23.0 million from changes in foreign currency exchange rates.

Gross Profit

Gross profit for the three months ended September 30, 2026 increased 18.7% to $121.8 million as compared to $102.6 million for the same period in 2025. The increase was primarily due to higher volume and price realization. Gross profit was unfavorably impacted by $0.1 million from changes in foreign currency exchange rates.

Gross profit for the nine months ended September 30, 2026 increased 16.7% to $340.2 million as compared to $291.4 million for the same period in 2025. The increase was primarily due to higher revenue in the Company's three segments, price realization, and $1.2 million of net benefit from IEEPA tariff refunds received. Gross profit was favorably impacted by $4.5 million from changes in foreign currency exchange rates.

Gross profit percentage for the three months ended September 30, 2026 increased to 19.8% as compared to 18.5% for the same period in 2025. The improvement in gross profit percentage was primarily due to price realization.

Gross profit percentage for the nine months ended September 30, 2026 increased to 20.0% as compared to 18.6% for the same period in 2025. The improvement in gross profit percentage was primarily due to price realization.

Engineering, Selling, and Administrative Expenses

Engineering, selling, and administrative expenses for the three months ended September 30, 2026 increased 6.6% to $88.9 million from $83.4 million for the same period in 2025. The increase was primarily due to higher employee costs. Engineering, selling, and administrative expenses were favorably impacted by $0.3 million from changes in foreign currency exchange rates.

Engineering, selling, and administrative expenses for the nine months ended September 30, 2026 increased 6.4% to $269.9 million from $253.7 million for the same period in 2025. The increase was primarily due to higher employee costs. Engineering, selling, and administrative expenses were unfavorably impacted by $4.6 million from changes in foreign currency exchange rates.

Interest Expense

Interest expense for the three months ended September 30, 2026 was $9.2 million as compared to $9.8 million for the same period in 2025. See further detail at Note 10, “Debt” to the Condensed Consolidated Financial Statements.

Interest expense for the nine months ended September 30, 2026 was $27.3 million as compared to $27.7 million for the same period in 2025. See further detail at Note 10, “Debt” to the Condensed Consolidated Financial Statements.

Other Expense - Net

Other expense - net was $3.4 million of expense during the three months ended September 30, 2026 and $0.8 million of expense for the same period in 2025. Other expense - net during the three months ended September 30, 2026 was primarily composed of $5.0 million of net currency transaction losses, partially offset by $0.5 million of interest income and $1.1 million of gains on disposal of certain assets. Other expense - net during the three months ended September 30, 2025 was primarily composed of $0.5 million of pension related costs and $0.2 million of net currency transaction losses.

Other expense - net was $6.7 million of expense during the nine months ended September 30, 2026 and $4.8 million of expense for the same period in 2025. Other expense - net during the nine months ended September 30, 2026 was primarily composed of $11.7 million of net currency transaction losses, partially offset by $2.4 million of interest income, $0.9 million of interest received from IEEPA tariff refunds, and $1.7 million of gains on disposal of certain assets. Other expense- net during the nine months ended September 30, 2025 was primarily composed of $3.1 million of net currency transaction losses, $1.2 million of pension related costs, and $0.6 million of interest related to settlement of the previously described legal matter with the U.S. Environmental Protection Agency ("EPA").

Provision (Benefit) for Income Taxes

For the three months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes of $7.8 million and $2.5 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company recorded a provision for income taxes of $11.7 million and a benefit for income taxes of $0.2 million, respectively. The increase in the Company’s tax provision for the three and nine months ended September 30, 2026, relative to the prior year is driven by higher income before taxes compared to the prior year. In addition, the Company's effective tax rate varies from the U.S. federal statutory rate of 21% due to results of foreign operations that are subject to income taxes at different statutory rates and losses in certain jurisdictions where no tax benefit can be realized.

Segment Operating Performance

The Company manages its business primarily on a geographic basis. The Company has three reportable segments: the Americas segment, EURAF segment, and MEAP segment. Further information regarding the Company’s reportable segments can be found in Note 16, “Segments,” to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Dollar Change	Percentage Change	2026	2025	Dollar Change	Percentage Change
Net Sales
Americas	$333.5	$306.4	$27.1	8.8%	$903.8	$888.9	$14.9	1.7%
EURAF	183.4	163.2	20.2	12.4%	548.0	461.3	86.7	18.8%
MEAP	96.9	83.8	13.1	15.6%	251.5	213.6	37.9	17.7%

Segment Operating Income (Loss)
Americas	$38.0	$25.5	$12.5	49.0%	$82.4	$69.3	$13.1	18.9%
EURAF	(9.7)	(10.2)	0.5	*	(17.7)	(36.1)	18.4	*
MEAP	13.7	13.0	0.7	5.4%	35.8	34.2	1.6	4.7%
*Measure not meaningful

Americas

Americas segment net sales increased 8.8% for the three months ended September 30, 2026 to $333.5 million from $306.4 million for the same period in 2025. The increase was attributable to $23.6 million of higher new machine sales and $3.5 million of higher non-new machine sales.

Americas segment net sales increased 1.7% for the nine months ended September 30, 2026 to $903.8 million from $888.9 million for the same period in 2025. The increase was attributable to $4.0 million of higher new machine sales and $10.9 million of higher non-new machine sales.

Americas segment operating income increased $12.5 million for the three months ended September 30, 2026 to $38.0 million from $25.5 million for the same period in 2025. The increase was primarily attributable to higher sales, price realization, and favorable product mix.

Americas segment operating income increased $13.1 million for the nine months ended September 30, 2026 to $82.4 million from $69.3 million for the same period in 2025. The increase was primarily attributable to higher sales, price realization, and favorable product mix.

EURAF

EURAF segment net sales increased 12.4% for the three months ended September 30, 2026 to $183.4 million from $163.2 million for the same period in 2025. The increase was primarily attributable to $28.2 million of higher new machine sales, partially offset by $8.0 million of lower non-new machine sales. Segment net sales were unfavorably impacted by $3.0 million from changes in foreign currency exchange rates.

EURAF segment net sales increased 18.8% for the nine months ended September 30, 2026 to $548.0 million from $461.3 million for the same period in 2025. The increase was primarily attributable to $90.8 million of higher new machine sales, partially offset by $4.1 million of lower non-new machine sales. Segment net sales were favorably impacted by $14.9 million from changes in foreign currency exchange rates.

EURAF segment operating loss decreased $0.5 million for the three months ended September 30, 2026 to $9.7 million from $10.2 million for the same period in 2025. The decrease in operating loss was primarily attributable to higher sales volume, partially offset by product mix. Segment operating loss was favorably impacted by $0.1 million from changes in foreign currency exchange rates.

EURAF segment operating loss decreased $18.4 million for the nine months ended September 30, 2026 to $17.7 million from $36.1 million for the same period in 2025. The decrease in operating loss was primarily attributable to higher new machine sales and better operational performance. Segment operating loss was unfavorably impacted by $1.1 million from changes in foreign currency exchange rates.

MEAP

MEAP segment net sales increased 15.6% for the three months ended September 30, 2026 to $96.9 million from $83.8 million for the same period in 2025. The increase was primarily attributable to $12.0 million of higher new machine sales and $1.1 million of higher non-new machine sales. MEAP segment net sales were favorably impacted by $0.3 million from changes in foreign currency exchange rates.

MEAP segment net sales increased 17.7% for the nine months ended September 30, 2026 to $251.5 million from $213.6 million for the same period in 2025. The increase was primarily attributable to $32.4 million of higher new machine sales and $5.5 million of higher non-new machine sales. MEAP segment net sales were favorably impacted by $7.0 million from changes in foreign currency exchange rates.

MEAP segment operating income increased $0.7 million for the three months ended September 30, 2026 to $13.7 million from $13.0 million for the same period in 2025. The increase was primarily due to higher net sales and favorable product mix. MEAP segment operating income was favorably impacted by $0.1 million from changes in foreign currency exchange rates.

MEAP segment operating income increased $1.6 million for the nine months ended September 30, 2026 to $35.8 million from $34.2 million for the same period in 2025. The increase was primarily due to higher net sales and favorable product mix. MEAP segment operating income was favorably impacted by $1.2 million from changes in foreign currency exchange rates.

Financial Condition

Cash Flows

A summary of cash flows for the nine months ended September 30, 2026 and 2025 are as follows:

	Nine Months Ended September 30,
	2026	2025	Dollar Change
Net cash provided by (used for) operating activities	$2.2	$(68.9)	$71.1
Net cash used for investing activities	(27.1)	(37.1)	10.0
Net cash provided by financing activities	13.0	95.9	(82.9)
Cash and cash equivalents	64.7	39.7	25.0

Cash Flows From Operating Activities

Cash flows provided by operating activities of $2.2 million for the nine months ended September 30, 2026 increased $71.1 million from $68.9 million of cash used for operating activities for the same period in 2025. The increase in net cash provided by operating activities was primarily driven by $26.4 million of tariff refunds received in 2026 and the $42.6 million payment to settle a legal matter with the EPA made in 2025. This was partially offset by an increase in accounts receivable primarily attributable to higher year over year net sales.

Cash Flows From Investing Activities

Net cash used for investing activities of $27.1 million for the nine months ended September 30, 2026 decreased $10.0 million from $37.1 million of cash used for investing activities for the same period in 2025. The decrease in net cash used for investing activities was primarily due to $12.9 million of cash outflows in the prior year related to the purchase of certain assets and sales territory from Ring Power Corporation, partially offset by an increase in capital expenditures of $2.9 million, net of proceeds from property, plant, and equipment in the current year.

Cash Flows From Financing Activities

Net cash provided by financing activities of $13.0 million for the nine months ended September 30, 2026 decreased $82.9 million from $95.9 million of cash provided by financing activities for the same period in 2025. The decrease in net cash provided by financing activities was primarily due to a reduction of $74.6 million of borrowings under the ABL Revolving Credit Facility.

Liquidity and Capital Resources

The Company’s liquidity position as of September 30, 2026, December 31, 2025 and September 30, 2025 is summarized as follows:

	September 30, 2026	December 31, 2025	September 30, 2025
Cash and cash equivalents	$64.7	$77.3	$39.7
Revolver borrowing capacity	325.0	325.0	325.0
Other debt availability	49.4	47.7	47.6
Less: Borrowings on revolver	(159.3)	(144.6)	(177.2)
Less: Borrowings on other debt	(15.7)	(4.3)	(19.0)
Less: Outstanding letters of credit	(3.6)	(3.4)	(3.4)
Total liquidity	$260.5	$297.7	$212.7

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

In addition to the ABL Revolving Credit Facility, the Company has access to committed and non-committed lines of credit to fund working capital in Europe and China. There are six facilities, of which five facilities are denominated in Euros totaling €37.0 million and one facility denominated in Chinese Yuan totaling ¥50.0 million. Total U.S. dollar availability as of September 30, 2026 for the six facilities was $49.4 million, with $15.7 million outstanding.

Debt

Outstanding debt as of September 30, 2026 and December 31, 2025 is summarized as follows:

	September 30, 2026	December 31, 2025
Borrowings under senior secured asset based revolving credit facility	$159.3	$144.6
Senior secured second lien notes due 2031	300.0	300.0
Other debt	22.7	20.6
Deferred financing costs	(3.8)	(4.4)
Total debt	478.2	460.8
Short-term borrowings and current portion of long-term debt	(17.1)	(13.7)
Long-term debt	$461.1	$447.1

Both the ABL Revolving Credit Facility and 2031 Notes include customary covenants and events of default. Refer to Note 10, “Debt,” to the Condensed Consolidated Financial Statements for additional discussions of covenants under the ABL Revolving Credit Facility and 2031 Notes. As of September 30, 2026, the Company was in compliance with all affirmative and negative covenants in its debt instruments, inclusive of the financial covenants pertaining to the ABL Revolving Credit Facility and 2031 Notes. Based upon management’s current plans and outlook, the Company believes it will be able to comply with these covenants during the subsequent twelve months. From time to time, the Company seeks to opportunistically raise capital in the debt capital markets and bank credit markets.

Non-GAAP Measures

The Company uses EBITDA, adjusted EBITDA, adjusted operating income, adjusted net income, adjusted diluted net income per share (“Adjusted DEPS”), adjusted return on invested capital (“Adjusted ROIC”) and free cash flows, which are financial measures that are not prepared in accordance with GAAP, as additional metrics to evaluate the Company’s performance. The Company believes these non-GAAP measures provide important supplemental information to readers regarding business trends that can be used in evaluating its results because these financial measures provide a consistent method of comparing financial performance and are commonly used by investors to assess performance. These non-GAAP financial measures should be considered together with, and are not substitutes for, the GAAP financial information provided herein.

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

The Company’s Adjusted ROIC as of September 30, 2026 was 8.0%. Below is the calculation of Adjusted ROIC as of September 30, 2026 and 2025.

	Trailing Twelve Months Ended September 30, 2026	Trailing Twelve Months Ended September 30, 2025
Operating income	$86.2	$49.8
Amortization of intangible assets	3.1	3.0
Restructuring expense	5.1	3.0
Other non-recurring items - net (1)	3.1	1.0
Adjusted operating income	97.5	56.8
Provision for income taxes	(14.6)	(8.5)
Adjusted NOPAT	$82.9	$48.3

	5-Quarter Average 2026	5-Quarter Average 2025
Total assets	$1,884.3	$1,797.0
Total liabilities	(1,188.8)	(1,144.3)
Net total assets	695.5	652.7
Cash and cash equivalents	(71.2)	(37.0)
Short-term borrowings and current portion of long-term debt	14.2	20.5
Long-term debt	457.1	425.0
Income tax assets - net	(65.4)	(56.5)
Invested capital	$1,030.2	$1,004.6

Adjusted ROIC	8.0%	4.8%
(1)
The adjustments in 2026 represent the addback of $2.5 million of costs associated with a legal matter and $0.6 million of other one-time costs. The adjustment in 2025 represents the addback of $1.0 million of costs associated with a legal matter with the EPA.

Adjusted Net Income and Adjusted DEPS

The Company defines adjusted net income as net income plus the addback or subtraction of restructuring and other non-recurring items. Adjusted DEPS is defined as adjusted net income divided by diluted weighted average shares outstanding. Diluted weighted average common shares outstanding are adjusted for the effect of dilutive stock awards when there is net income on an adjusted basis, as applicable. The reconciliation of net income and diluted net income per share to adjusted net income and Adjusted DEPS for the three and nine months ended September 30, 2026 and 2025 are summarized as follows.

	Three Months Ended September 30,
	2026			2025
(in millions, except per share and share amounts)	As reported	Adjustments	Adjusted	As reported	Adjustments	Adjusted
Gross profit	$121.8	$—	$121.8	$102.6	$—	$102.6
Engineering, selling and administrative expenses (1)	(88.9)	0.3	(88.6)	(83.4)	—	(83.4)
Amortization of intangible assets	(0.7)	—	(0.7)	(0.7)	—	(0.7)
Restructuring expense (2)	(0.4)	0.4	—	—	—	—
Operating income	31.8	0.7	32.5	18.5	—	18.5
Interest expense	(9.2)	—	(9.2)	(9.8)	—	(9.8)
Amortization of deferred financing fees	(0.4)	—	(0.4)	(0.4)	—	(0.4)
Other expense - net	(3.4)	—	(3.4)	(0.8)	—	(0.8)
Income before income taxes	18.8	0.7	19.5	7.5	—	7.5
Provision for income taxes (3)	(7.8)	(0.2)	(8.0)	(2.5)	—	(2.5)
Net income	$11.0	$0.5	$11.5	$5.0	$—	$5.0

Diluted weighted average common shares outstanding	36,898,489		36,898,489	36,264,880		36,264,880

Diluted net income per share	$0.30		$0.31	$0.14		$0.14
(1)
The adjustment in 2026 represents the addback of $0.3 million of other one-time costs.
(2)
The adjustments in 2026 represent the addback of restructuring expense.
(3)
The adjustments in 2026 represent the net income tax impact of items (1) and (2).

	Nine Months Ended September 30,
	2026			2025
(in millions, except per share and share amounts)	As reported	Adjustments	Adjusted	As reported	Adjustments	Adjusted
Gross profit	$340.2	$—	$340.2	$291.4	$—	$291.4
Engineering, selling and administrative expenses (1)	(269.9)	3.1	(266.8)	(253.7)	—	(253.7)
Amortization of intangible assets	(2.3)	—	(2.3)	(2.3)	—	(2.3)
Restructuring expense (2)	(2.0)	2.0	—	(1.8)	1.8	—
Operating income	66.0	5.1	71.1	33.6	1.8	35.4
Interest expense	(27.3)	—	(27.3)	(27.7)	—	(27.7)
Amortization of deferred financing fees	(1.1)	—	(1.1)	(1.1)	—	(1.1)
Other expense - net (3)	(6.7)	—	(6.7)	(4.8)	0.6	(4.2)
Income before income taxes	30.9	5.1	36.0	—	2.4	2.4
(Provision) benefit for income taxes (4)	(11.7)	(0.6)	(12.3)	0.2	(0.5)	(0.3)
Net income	$19.2	$4.5	$23.7	$0.2	$1.9	$2.1

Diluted weighted average common shares outstanding	36,717,431		36,717,431	35,951,308		35,951,308

Diluted net income per share	$0.52		$0.65	$0.01		$0.06
(1)
The adjustments in 2026 represent the addback of $2.5 million of costs associated with a legal matter and $0.6 million of other one-time costs.
(2)
The adjustments in 2026 and 2025 represent the addback of restructuring expense.
(3)
The adjustment in 2025 represents $0.6 million of interest related to settlement of a legal matter with the EPA.

(1)
The adjustments in 2026 represent the net income tax impact of items (1) and (2). The adjustment in 2025 represents the net income tax impact of items (2).

EBITDA and Adjusted EBITDA

The Company defines EBITDA as net income before interest, taxes, depreciation, and amortization. The Company defines adjusted EBITDA as EBITDA plus the addback or subtraction of restructuring expense, other expense - net, and other non-recurring items - net.

The reconciliation of net income to EBITDA, and further to adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 and trailing twelve months is summarized as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,		Trailing Twelve
	2026	2025	2026	2025	Months
Net income	$11.0	$5.0	$19.2	$0.2	$26.2
Interest expense and amortization of deferred financing fees	9.6	10.2	28.4	28.8	38.8
Provision (benefit) for income taxes	7.8	2.5	11.7	(0.2)	17.1
Depreciation expense	14.2	14.9	42.5	44.4	58.0
Amortization of intangible assets	0.7	0.7	2.3	2.3	3.1
EBITDA	43.3	33.3	104.1	75.5	143.2
Restructuring expense	0.4	—	2.0	1.8	5.1
Other non-recurring items - net (1)	0.3	—	3.1	—	3.1
Other expense - net (2)	3.4	0.8	6.7	4.8	4.1
Adjusted EBITDA	$47.4	$34.1	$115.9	$82.1	$155.5

Adjusted EBITDA margin percentage	7.7%	6.2%	6.8%	5.3%	6.5%

(1)
Other non-recurring items - net for the three months ended September 30, 2026 relate to $0.3 million of other one-time costs. Other non-recurring items - net for the nine months ended September 30, 2026 relate to $2.5 million of costs associated with a legal matter and $0.6 million of other one-time costs.
(2)
Other expense - net includes net foreign currency (gains) losses, other components of net periodic pension costs, and other items in the three, nine, and trailing twelve months ended September 30, 2026 and the three and nine months ended September 30, 2025.

Free Cash Flows

Free cash flows is defined as net cash provided by (used for) operating activities less cash outflow from investment in capital expenditures. The reconciliation of net cash provided by (used for) operating activities to free cash flows for the nine months ended September 30, 2026 and 2025 is summarized as follows.

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used for) operating activities	$2.2	$(68.9)
Capital expenditures	(31.2)	(24.7)
Free cash flows	$(29.0)	$(93.6)

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

Changes in Internal Control Over Financial Reporting: The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). During the period covered by this report, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Item 5. Other Information

(c) During the three months ended September 30, 2026, no director or Section 16 officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement", as each term is defined in Item 408 of Regulation S-K.

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

Date: November 4, 2026	The Manitowoc Company, Inc.
(Registrant)

/s/ Aaron H. Ravenscroft
Aaron H. Ravenscroft
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/ Brian P. Regan
Brian P. Regan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Ryan M. Palmer
Ryan M. Palmer
Vice President, Corporate Controller and Principal Accounting Officer
(Principal Accounting Officer)